Form 10-Q
period 1996-06-30
MEDIMMUNE INC /DE
filed 1996-08-14
CIK 873591

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                              FORM 10-Q



{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

Commission File No. 0-19131




                         MEDIMMUNE, INC.
     (Exact name of registrant as specified in its charter)


Delaware                                   52-1555759
(State or other jurisdiction of           (I. R. S. Employer
 incorporation or organization)           Identification No.)



35 West Watkins Mill Road, Gaithersburg, MD          20878
(Address of principal executive offices)          (Zip Code)



Registrant's telephone number, including area code (301) 417-0770


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]  No  [ ]

As of June 30, 1996, 21,655,284 shares of Common Stock, par value
$0.01 per share, were outstanding.







                           MEDIMMUNE, INC.
                          Index to Form 10-Q


Part I  Financial                                         Page

     Item 1.        Financial Statements

               Balance Sheets                               1
               Statements of Operations                     2
               Condensed Statements of Cash Flows           3
               Notes to Financial Statements                4

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                              5-7

Part II  Other Information                                8-9

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security
               Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K


     CytoGam is a registered trademark and
     RespiGam is a trademark of the Company.



                  ITEM 1.  FINANCIAL STATEMENTS
                       MEDIMMUNE, INC. BALANCE SHEETS
(in thousands, except share data)
                                                    June 30,    December 31,
                                                      1996          1995
                                                   ----------    ----------
ASSETS:                                            (Unaudited)
  Cash and cash equivalents                             $9,743       $14,165
  Marketable securities                                 71,324        23,874
  Trade and contract receivables, net                    7,573         3,919
  Inventory, net                                         6,173         6,027
  Other current assets                                     885         1,005
                                                    ----------    ----------
      Total Current Assets                              95,698        48,990
  Property and equipment, net                           10,445         8,255
  Other assets                                             152            87
                                                    ----------    ----------
    Total Assets                                      $106,295       $57,332
                                                    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                      $1,367        $2,318
  Accrued expenses                                       6,526         6,538
  Product royalties payable                              1,743         1,776
  Other current liabilities                                114           111
                                                    ----------    ----------
      Total Current Liabilities                          9,750        10,743
  Long term debt                                         1,926         1,984
  Other liabilities                                        925           826
                                                    ----------    ----------
     Total Liabilities                                  12,601        13,553
                                                    ----------    ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized               --            --
     5,524,525 shares; none issued or outstanding
  Common stock, $.01 par value; authorized                 216           177
      30,000,000 shares; issued and outstanding
      21,655,284 at June 30, 1996 and
      17,706,137 at December 31, 1995
  Paid-in capital                                      171,919       113,435
  Accumulated deficit                                 (78,441)      (69,833)
                                                    ----------    ----------
      Total Shareholders' Equity                        93,694        43,779
                                                    ----------    ----------
      Total Liabilities and Shareholder's Equity      $106,295       $57,332
                                                    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                              MEDIMMUNE, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

  (in thousands except per share data)

                                        For the three       For the six
                                         months ended      months ended
                                           June 30           June 30,
                                        1996     1995     1996     1995
                                      -------- -------- --------  --------
  REVENUES:
    Product Sales                       $6,830   $4,236  $13,454    $7,300
    Contracts                               97    3,624    4,907     6,487
                                      -------- -------- --------  --------
      Total revenues                     6,927    7,860   18,361    13,787
                                      -------- -------- --------  --------
  COSTS AND EXPENSES:
    Cost of sales                        4,063    2,911    8,122     5,468
    Research and development             6,849    7,991   12,242    14,559
    Selling, administrative and          4,202    2,138    8,559     4,658
  general
                                      -------- -------- --------  --------
      Total expenses                    15,114   13,040   28,923    24,685
                                      -------- -------- --------  --------
  Operating Loss                       (8,187)  (5,180) (10,562)  (10,898)
    Interest income                      1,206      374    2,074       690
    Interest expense                      (59)     (63)    (120)     (127)
                                      -------- -------- --------  --------
  Net Loss                            ($7,040) ($4,869) ($8,608) ($10,335)
                                      ======== ======== ========  ========
  Loss Per Common Share                ($0.33)  ($0.32)  ($0.42)   ($0.69)
                                      ======== ======== ========  ========
  Shares Used in Computing
    Loss Per Share                      21,386   15,436   20,340    15,029
                                      ======== ======== ========  ========

The accompanying notes are an integral part of these financial statements.

                MEDIMMUNE, INC.
       CONDENSED STATEMENTS OF CASH FLOWS
                  (Unaudited)
(in thousands)
                                                       For the
                                                  six months ended
                                                      June 30,
                                                    1996      1995
                                                  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:             ($8,608)  ($10,335)
  Net loss
  Noncash items:
    Depreciation and amortization                      881        767
    Amortization of discount on marketable           (302)      (167)
        securities
  Other changes in assets and liabilities          (4,646)      1,838
                                                  --------  ---------
        Net cash used in operating activities     (12,675)    (7,897)
                                                  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase)decrease in marketable securities   (47,148)      2,143
    Capital expenditures                           (3,071)      (412)
                                                  --------  ---------
        Net cash (used in)/provided by            (50,219)      1,731
           investing activities                   --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common            58,523     17,233
        stock and exercise of stock options
    Decrease in long term debt                        (51)       (46)
                                                  --------  ---------
          Net cash provided by financing            58,472     17,187
            activities

                                                  --------   --------
Net (decrease) increase in cash and cash           (4,422)     11,021
    equivalents
Cash and cash equivalents at beginning              14,165      6,350
    of period                                     --------  ---------
Cash and cash equivalents at end of period          $9,743    $17,371
                                                  ========  =========

The accompanying notes are an integral part of these financial statements.

                         MEDIMMUNE, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

General
The financial information presented as of June 30, 1996 and 1995, and for the periods then ended is unaudited, but in the opinion of the Company's management contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of such financial information.

Inventory
Inventory is comprised of the following (in thousands):

                          June 30, 1996    December 31, 1995
                           ------------      ---------------
      Raw Materials               1,433               $2,193
      Work in Process             3,653                2,510
      Finished Goods              1,087                1,324
                                 ------               ------
                                  6,173               $6,027
                                 ======               ======


SUBSEQUENT EVENTS

The Company broke ground on August 12, 1996 on its approximately $50 million manufacturing facility. On July 31, 1996, the Company purchased two adjacent parcels of land in Frederick, Maryland, totaling 26 acres, for $1.5 million. Additionally, on August 9, 1996, the Company signed an Engineering, Procurement, Construc-tion and Validation Agreement with Fluor Daniel to design, build, equip and validate the facility. The financing for the new facility is expected to be provided by a combination of $13 million of State, Frederick County and Frederick City loans and the proceeds from the recently completed convertible debt offering.

The Company also has begun work on a $6 million expansion of its Gaithersburg, Maryland pilot plant facility for production of products undergoing human clinical evaluation. Construction of the pilot plant is expected to be completed in 1997.

ITEM 2.

                         MEDIMMUNE, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Product sales grew to $6.8 million in second quarter 1996 from $4.2 million in second quarter 1995, an increase of 61%. CytoGam sales increased to $6.3 million, or 49%, primarily as a result of a 44% increase in vials sold, as well as a price increase which took effect in mid-1995. Sales of the Company's second product, RespiGam, amounting to $0.5 million, are expected principally during the RSV season which typically occurs from November through April. Contract revenue in the 1996 second quarter decreased to $0.1 million from $3.6 million in the 1995 quarter, reflecting the completion of milestone and research funding payments under the Company's strategic alliance with American Home Products ("AHP"), formerly American Cyanamid Company. Under the terms of the alliance, the Company and AHP will share in the profits or losses of RespiGam, sales for which commenced January, 1996; reimbursements or payments under this arrangement are deducted from or added to operating expenses.

Cost of sales increased to $4.1 million in second quarter 1996 from $2.9 million in second quarter 1995 an increase of 40%.
This increase was primarily attributable to a 44% increase in unit volume for CytoGam and the addition of cost of sales for RespiGam, offset by a reduction in the royalty paid on CytoGam sales in the 1996 period as a result of an amendment to the agreement with Connaught Laboratories, Inc. ("Connaught") Research, development and clinical spending was $6.8 million in this year's quarter compared to $8.0 million in the 1995 quarter, a decrease of 14%. Research and development expenses incurred in 1996 include costs of conducting the Company's MEDI-493 (RSV monoclonal antibody) and MEDI-500 (T10B9) clinical trials, while 1995 expenses included the costs of conducting RespiGam Phase 3 clinical trials. The 1996 quarter also includes a $0.5 million payment to Rockefeller University for a worldwide exclusive license to commercialize Rockefeller's Streptococcus pneumoniae technology. Selling, administrative and general expenses increased to $4.2 million in this year's quarter versus $2.1 million in the 1995 quarter, an increase of 97%. This increase was primarily a result of marketing expenses incurred for RespiGam and the first full quarter of expenses associated with the expanded sales force, partially offset by reimbursement from AHP of their share of RespiGam product line loss for the quarter, as well as a $0.6 million increase in general and administrative expenses primarily due to charges of $0.4 million for costs incurred in connection with the Company's proposed manufacturing facility.

Interest income of $1.2 million was earned in the 1996 second quarter, compared to $0.4 million in the second quarter of 1995 reflecting higher cash balances available for investment, partially offset by a decrease in interest rates which lowered the overall portfolio yield. Interest expense of $0.1 million was incurred in both the 1996 and 1995 quarters.

The net loss incurred in the 1996 second quarter of $7.0 million, or $.33 per common share, compared to a net loss for the second quarter of 1995 of $4.9 million, or $.32 per common share.
Shares used in computing loss per share were 21.4 million and
15.4 million for the 1996 and 1995 quarters, respectively.

These results were consistent with the Company's objectives for the quarter and with the continued development of its immunotherapeutic and vaccine products. Quarterly financial results may vary significantly due to seasonality of RespiGam product sales, fluctuation in sales of CytoGam, research funding and expenditures for research, development and marketing programs. RespiGam sales are expected to occur primarily during, and in proximity to, the RSV season, which typically occurs between November and April in the United States. In the third and fourth quarters of 1996, the Company anticipates substantial increases in research and development expenses, primarily reflecting costs of MEDI-493 and MEDI-500 clinical trial programs. Production capacity may impose constraints on finished product availability of CytoGam and RespiGam.


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Total revenue for the six months ended June 30, 1996 was $18.4 million compared to $13.8 million in the 1995 first half. Sales of CytoGam increased to $10.5 million in this year's first half from $7.3 million in the 1995 period, reflecting a 37% increase in units sold as well a price increase in mid-1995. RespiGam sales were $3.0 million in the first half of 1996 following receipt of marketing approval from the U. S. Food and Drug Administration ("FDA") on January 18, 1996. Contract revenue in the 1996 first half decreased to $4.9 million from $6.5 million in the 1995 period, primarily reflecting funding provided under the Company's strategic alliance with American Home Products.

Cost of sales in the 1996 first half rose to $8.1 million from $5.5 million in the 1995 period, reflecting a 37% increase in unit volume of CytoGam and the addition of cost of sales for RespiGam. Cost of sales for both periods include the purchase of certain finished product inventory from a third party at a higher per-unit cost in order to meet product demand due to supply shortages. Research, development and clinical spending decreased 16% to $12.2 million in this year's first half versus $14.6 million in the 1995 period. Expenses in the 1996 period include the costs of conducting MEDI-493 (RSV monoclonal antibody) and MEDI-500 (T10B9) clinical trials. Expenses in the 1995 period included the costs of Phase 3 RespiGam clinical trials. Selling, administrative and general expenses increased to $8.6 million in first half 1996 versus $4.7 million in first half 1995 primarily reflecting costs of marketing RespiGam and the expansion of the sales force, partially offset by AHP reimbursement of their share of RespiGam product line loss. Administrative expenses for first half 1996 included a charge of $0.4 million associated with the Company's proposed manufacturing facility.

Interest income of $2.1 million was earned in the 1996 first half, compared to $0.7 million in the first half of 1995, reflecting higher cash balances available for investment, partially offset by a decrease in interest rates which lowered the overall portfolio yield. Interest expense of $0.1 million was incurred in both the 1996 and 1995 periods.

The net loss incurred in the 1996 first half of $8.6 million, or $0.42 per common share, compared to a net loss for the first half of 1995 of $10.3 million, or $0.69 per common share. Shares used in computing loss per share were 20.3 and 15.0 million for 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at June 30, 1996 were $81.1 million compared to $38.0 million at 1995 year end. Net cash used in operating activities in the six months ended June 30, 1996 was $12.7 million, reflecting primarily the net loss for the period, an increase in accounts receivable, and a $2.7 million contractual payment to Connaught, offset by increased accruals for clinical trial expenses. Capital expenditures of $3.1 million for the six months were primarily for lab equipment and initial design of a new manufacturing facility. The Company expects to invest approximately $56 million in expansion of its pilot plant facility and on construction of a manufacturing facility during 1996 and 1997. In February 1996, the Company completed a public offering of 3.45 milion shares of common stock resulting in net proceeds of $58 million. Additionally, on July 8, 1996, the Company completed a convertible subordinated note offering for net proceeds of $58.0 million. The 7% notes, due 2003, will be used for the construction of the manufacturing facility, the development pilot plant and general corporate purposes.

                      ____________________

THE STATEMENTS IN THIS QUARTERLY REPORT THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, FACTORS SUCH AS PRODUCT DEMAND AND MARKET ACCEPTANCE RISKS, THE EARLY STAGE OF PRODUCT DEVELOPMENT, COMMERCIALIZATION AND TECHNOLOGICAL DIFFICULTIES, CAPACITY AND SUPPLY CONSTRAINTS AND OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR OTHER FACTORS.





                               PART II
                          OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of  Matters to a Vote of  Security Holders -
          [Change in number of authorized shares]

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:

               10.57 Plasma Supply Agreement dated effective as of February 8, 1996, by and between DCI Management
               Group, Inc. and MedImmune, Inc.

               10.58 License and Research Suport Agreement dated as of April 16, 1996, between The Rockefeller
               University and MedImmune, Inc.


          (b)  Reports on Form 8-K:
               Report Date  Event reported

               4/18/96      MedImmune and Rockefeller University
                            Establish Collaboration to Discover
                            and Commercialize Products for
                            Prevention and Treatment of

                            Streptococcus Pneumoniae

               4/25/96      MedImmune Reports Product Sales
                            Increase 116% for Q1 1996


               6/6/96       MedImmune Secured Broad Patent
                            Coverage for Human B19 Parvovirus
                            Vaccine
               6/20/96      MedImmune Announces Proposed Private
                            Offering of Convertible Debt

                            MedImmune Reports Data on New Lyme
                            Disease Vaccine Candidate at
                            International Lyme Meeting -
                            Antibodies to Newly Discovered Decorin
                            Binding Protein Prevent Infection in
                            Animals

               6/20/96      MedImmune In-Licenses Key Human
                            Papillomavirus Vaccine Intellectual
                            Property from German Cancer Research
                            Center



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDIMMUNE, INC.
                              (Registrant)



Date: August 14, 1996         /s/David M. Mott
                              President and
                              Chief Operating Officer
                              (Principal accounting and
                              financial officer)