Form 10-Q/A
period 1996-06-30
MEDIMMUNE INC /DE
filed 1996-10-03
CIK 873591

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                            FORM 10-Q/A-1



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



Registrant's telephone number, including area code (301)417-0770


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

               10.58 License and Research Support Agreement dated as of April 16, 1996, between The Rockefeller
               University and MedImmune, Inc.

               27   Financial Data Schedule

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

                              MEDIMMUNE, INC.
                              (Registrant)



Date: October 3, 1996         /s/David M. Mott
                              President and
                              Chief Operating Officer
                              (Principal accounting and
                              financial officer)