Form 10-Q
period 1996-09-30
MEDIMMUNE INC /DE
filed 1996-11-14
CIK 873591

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                              FORM 10-Q



{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

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

                        Yes  [X]  No  [ ]

As of September 30, 1996, 21,656,918 shares of Common Stock, par value $0.01 per share, were outstanding.



                           MEDIMMUNE, INC.
                          Index to Form 10-Q



Part I  Financial                                         Page

     Item 1.        Financial Statements

               Balance Sheets                               1
               Statements of Operations                     2
               Condensed Statements of Cash Flows           3
               Notes to Financial Statements                4

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                               5-8

Part II  Other Information                                 8-10

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security
               Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K


     CytoGam is a registered trademark and
     RespiGam is a trademark of the Company.





                  ITEM 1.  FINANCIAL STATEMENTS

            MEDIMMUNE, INC.
             BALANCE SHEETS

(in thousands, except share data)
                                         September 30,   December 31,
                                             1996            1995
                                          ----------      ----------
ASSETS:                                   (Unaudited)
  Cash and cash equivalents                    $ 3,364        $14,165
  Marketable securities                        120,648         23,874
  Trade and contract receivables, net            7,080          3,919
  Inventory, net                                 7,652          6,027
  Other current assets                           1,002          1,005
                                            ----------     ----------
      Total Current Assets                     139,746         48,990
  Property and equipment, net                   18,807          8,255
  Other assets                                   2,138             87
                                            ----------     ----------
    Total Assets                              $160,691        $57,332
                                            ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                              $2,614         $2,318
  Accrued expenses                               8,147          6,538
  Product royalties payable                        991          1,776
  Accrued interest payable                         975             --
  Other current liabilities                        115            111
                                            ----------     ----------
      Total Current Liabilities                 12,842         10,743
  Long term debt                                63,328          1,984
  Other liabilities                                978            826
                                            ----------     ----------
     Total Liabilities                          77,148         13,553
                                            ----------     ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value;                  --             --
     authorized 5,524,525 shares;
     none issued or outstanding
  Common stock, $.01 par value;                    217            177
      authorized 60,000,000 shares;
      issued and outstanding 21,656,918
      at September 30, 1996 and
      17,706,137 at December 31, 1995
  Paid-in capital                              171,929        113,435
  Accumulated deficit                         (88,603)       (69,833)
                                            ----------     ----------
      Total Shareholders' Equity                83,543         43,779
                                            ----------     ----------
      Total Liabilities and                   $160,691        $57,332
           Shareholders' Equity             ==========     ==========

The accompanying notes are an integral part of these financial statements

PAGE (1)



                               MEDIMMUNE, INC
                          STATEMENTS OF OPERATIONS

  (in thousands except per share data)

                                  For the three months    For the nine months
                                        ended                   ended
                                      September 30,          September 30,
                                   1996        1995       1996       1995
                                  --------    --------  --------   --------
  REVENUES:
    Product Sales                   $4,632      $3,821   $18,086    $11,121
    Contracts                          148       2,843     5,055      9,330
                                  --------    --------  --------   --------
      Total revenues                 4,780       6,664    23,141     20,451
                                  --------    --------  --------   --------
  COSTS AND EXPENSES:
    Cost of sales                    2,924       2,295    11,046      7,763
    Research and development         7,817       5,965    20,059     20,524
    Selling, administrative          5,043       2,511    13,602      7,169
  and general
                                  --------    --------  --------   --------
      Total expenses                15,784      10,771    44,707     35,456
                                  --------    --------  --------   --------
  Operating Loss                  (11,004)     (4,107)  (21,566)   (15,005)
    Interest income                  1,806         423     3,880      1,112
    Interest expense                 (964)        (62)   (1,084)      (188)
                                  --------    --------  --------   --------
  Net Loss                        ($10,162)   ($3,746) ($18,770)  ($14,081)
                                  ========    ========  ========   ========
  Loss Per Common Share            ($0.47)     ($0.22)   ($0.90)    ($0.90)
                                  ========    ========  ========   ========
  Shares Used in Computing
    Loss Per Share                  21,656      16,722    20,782     15,600
                                  ========    ========  ========   ========


The accompanying notes are an integral part of these financial statements

PAGE (2)


               MEDIMMUNE, INC.
     CONDENSED STATEMENTS OF CASH FLOWS
                 (Unaudited)
(in thousands)

                                          For the nine months ended
                                                  September 30,
                                                 1996        1995
                                                --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     ($18,770)   ($14,081)
  Noncash items:
    Depreciation and amortization                  1,337       1,158
    Amortization of discount on                    (494)       (372)
        marketable securities
     Allowance for bad debt                          739          --
  Other changes in assets and liabilities        (5,332)       1,581
                                                --------   ---------
        Net cash used in operating activities   (22,520)    (11,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in marketable securities           (96,280)     (3,341)
    Capital expenditures                        (11,889)       (775)
                                                --------   ---------
        Net cash used in investing activities  (108,169)     (4,116)
                                                --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common          58,534      17,214
        stock and exercise of stock options
    Increase (decrease) in long term debt         61,354        (70)
                                                --------   ---------
        Net cash provided by financing           119,888      17,144
         activities
                                                --------    --------
Net (decrease) increase in cash and cash        (10,801)       1,314
    equivalents                                 --------   ---------
Cash and cash equivalents at beginning            14,165       6,350
    of period                                   --------   ---------
Cash and cash equivalents at end of period        $3,364      $7,644
                                                ========   =========


The accompanying notes are an integral part of these financial statements.

Page (3)





                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

General
The financial information presented as of September 30, 1996 and 1995, and for the periods then ended is unaudited, but in the opinion of the Company's management contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of such financial information.

Inventory
Inventory is comprised of the following (in thousands):

                          September 30,       December 31,
                                   1996               1995
                           ------------    ---------------
      Raw Materials              $2,048             $2,193
      Work in Process             2,417              2,510
      Finished Goods              3,187              1,324
                                 ------             ------
                                 $7,652             $6,027
                                 ======             ======



PROPERTY AND EQUIPMENT

Property and equipment at September 30 includes $0.1 million of capitalized interest related to the design and construction of the Company's manufacturing facility and expansion of its pilot plant.

Page (4)



ITEM 2.

                         MEDIMMUNE, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Product sales grew to $4.6 million in third quarter 1996 from $3.8 million in third quarter 1995, an increase of 21%. CytoGam sales increased 28% to $4.9 million, primarily as a result of a 25% increase in vials sold, as well as a price increase which took effect in mid-1996. Sales of the Company's second product, RespiGam, approved for marketing by the U. S. Food and Drug Administration ("FDA") on January 18, 1996, were $0.5 million for the three months. Sales of RespiGam are expected principally during the RSV season which typically occurs from November through April. In addition, a charge of $0.7 million was recorded against product sales for trade receivables due from a pharmaceutical wholesaler, which filed for Chapter 11 bankruptcy in August 1996. Contract revenue in the 1996 third quarter decreased to $0.1 million from $2.8 million in the 1995 quarter, reflecting the completion of milestone and research funding payments under the Company's strategic alliance with American Home Products ("AHP"), formerly American Cyanamid Company. Under the terms of the alliance, the Company and AHP will share in the profits or losses of RespiGam, reimbursements or payments under this arrangement are deducted from or added to operating expenses.

Cost of sales increased to $2.9 million in third quarter 1996 from $2.3 million in third quarter 1995, an increase of 27%.
This increase was primarily attributable to a 25% increase in unit volume for CytoGam and the addition of cost of sales for RespiGam, offset by a reduction in the royalty paid on CytoGam sales in the 1996 period as a result of an amendment to the agreement with Connaught Laboratories, Inc. ("Connaught"). Cost of sales was also reduced by a $0.3 million credit for RespiGam inventory written off in first quarter 1996 that is now expected to be available for sale in the fourth quarter. Research and development spending increased 31% to $7.8 million in this year's quarter compared to $6.0 million in the 1995 quarter. Research and development expenses incurred in 1996 include costs of conducting the Company's MEDI-493 (RSV monoclonal antibody) and MEDI-500 (T10B9) clinical trials, while 1995 expenses included the costs of completing RespiGam Phase 3 clinical trials. Selling, administrative and general expenses increased to $5.0 million in this year's quarter versus $2.5 million in the 1995 third quarter, an increase of 101%. This increase was primarily a result of marketing expenses incurred for RespiGam and expenses



Page 5



associated with the expanded sales force, partially offset by reimbursement from AHP of its share of RespiGam product line loss for the quarter, as well as a $0.2 million increase in general and administrative expenses.

Interest income of $1.8 million was earned in the 1996 third quarter, compared to $0.4 million in the third quarter of 1995, reflecting higher cash balances available for investment, as a result of the debt and equity offerings in 1996. This was partially offset by a decrease in interest rates which lowered the overall portfolio yield. Interest expense of $1.0 million was incurred in the 1996 quarter versus $0.1 million in the 1995 quarter reflecting interest due on the convertible subordinated notes that were issued July 8, 1996.

The net loss incurred in the 1996 third quarter of $10.2 million, or $.47 per common share, compared to a net loss for the third quarter of 1995 of $3.7 million, or $.22 per common share.
Shares used in computing loss per share were 21.7 million and
16.7 million for the 1996 and 1995 quarters, respectively.

These results were consistent with the Company's objectives for the quarter and with the continued development of its immunotherapeutic and vaccine products. Quarterly financial results may vary significantly due to seasonality of RespiGam product sales, fluctuation in sales of CytoGam, research funding and expenditures for research, development and marketing programs. RespiGam sales are expected to occur primarily during, and in proximity to, the RSV season, which typically occurs between November and April in the United States. In the fourth quarter of 1996, the Company anticipates substantial increases in research and development expenses, primarily reflecting costs of the MEDI-493 clinical trial program as well as increased sales and marketing expenses for RespiGam. Raw material supply as well as production capacity may impose constraints on finished product availability of CytoGam and RespiGam.


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Product sales for the nine months ended September 30, 1996 increased 63% to $18.1 million compared to $11.1 million in the 1995 period. Sales of CytoGam increased 38% to $15.3 million in this year's period from $11.1 million in the 1995 period, reflecting a 33% increase in units sold as well two price increases since mid-1995. RespiGam sales were $3.5 million in the 1996 period following receipt of marketing approval from the FDA on January 18, 1996. Product sales were reduced by a $0.7 million charge in the 1996 third quarter for trade receivables due from a pharmaceutical wholesaler which filed Chapter 11 bankruptcy in August 1996. Contract revenue in the 1996 nine

Page (6)


months decreased to $5.1 million from $9.3 million in the 1995 period, primarily reflecting funding provided under the Company's strategic alliance with American Home Products.

Cost of sales in the 1996 period rose to $11.0 million from $7.8 million in the 1995 period, reflecting a 33% increase in unit volume of CytoGam and the addition of cost of sales for RespiGam. Cost of sales for both periods include the purchase of certain finished product inventory from a third party at a higher per-unit cost in order to meet product demand due to supply shortages. Research and development spending was relatively flat at $20.1 million in this year's nine months versus $20.5 million in the 1995 period. Expenses in the 1996 period include the costs of conducting MEDI-493 (RSV monoclonal antibody) and MEDI-500 (T10B9) clinical trials. Expenses in the 1995 period included the costs of Phase 3 RespiGam clinical trials. Selling, administrative and general expenses increased to $13.6 million in the 1996 nine months versus $7.2 million in the 1995 period primarily reflecting costs of marketing RespiGam and the expansion of the sales force, partially offset by AHP reimbursement of their share of RespiGam product line loss. Administrative expenses for the 1996 period include charges of $0.8 million associated with the Company's manufacturing facility.

Interest income of $3.9 million was earned in the 1996 nine months, compared to $1.1 million in the 1995 period, reflecting higher cash balances available for investment, partially offset by a decrease in interest rates which lowered the overall portfolio yield. Interest expense of $1.1 million was incurred in the 1996 period versus $0.2 million in the 1995 period. This increase primarily reflects the first quarter of interest due on the Company's convertible subordinated notes.

The net loss incurred in the 1996 period of $18.8 million, or $.90 per common share, compared to a net loss for the 1995 period of $14.1 million, or $.90 per common share. Shares used in computing loss per share were 20.8 million and 15.6 million for the nine months ending 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at September 30, 1996 were $124.0 million compared to $38.0 million at 1995 year end. Net cash used in operating activities in the nine months ended
September 30, 1996 was $22.5 million, reflecting primarily the net loss for the period, an increase in trade and contract receivables, and a $2.7 million contractual payment to Connaught, offset by increased accrued expenses, including primarily clinical trial costs. Capital expenditures of $11.9 million for

Page (7)



the nine months were primarily for design and construction of a new manufacturing facility and for lab equipment. The Company expects to invest approximately $56 million in expansion of its pilot plant facility and on construction of a manufacturing facility during 1996 and 1997. In February 1996, the Company completed a public offering of 3.45 million shares of common stock resulting in net proceeds of $58 million. Additionally, on July 8, 1996, the Company completed an offering of $60 million aggregate principal amount of 7% convertible subordinated notes due 2003 for net proceeds of $58 million. Proceeds of the note offering will be used for general corporate purposes, including funding capital expenditures associated with the construction of the Company's new manufacturing facility and expansion of its pilot plant.


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





                               PART II
                          OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of  Matters to a Vote of Security Holders:

On May 14, 1996 the Company held its Annual Meeting of Stockholders. By vote of the Company's stockholders at such meeting, all of the director nominees were re-elected to one-year terms and the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors was approved. The results of the voting was as follows:

Page (8)



Election of Directors
                                                           Abstain/
                              For      Against   Withheld  Non-vote
Wayne T. Hockmeyer        16,131,115     --         *         --
David M. Mott             16,131,115     --         *         --
Franklin H. Top, Jr.      16,131,115     --         *         --
M. James Barrett          16,131,115     --         *         --
James H. Cavanaugh        16,131,115     --         *         --
Barbara Hackman Franklin  16,131,115     --         *         --
Lawrence C. Hoff          16,131,115     --         *         --
Gordon S. Macklin         16,131,115     --         *         --

* Only a minor number of votes withheld authority to vote for various individual directors, the highest as to any one director being 57,155.


Appointment of Independent Auditors
Coopers & Lybrand L.L.P.  16,154,765   25,855       --      7,650


On August 5, 1996, the Company held a special meeting of Stockholders. By vote of the Company's stockholders at such meeting, an amendment to the Company's Restated Certificate of Incorporation increasing the number of shares of Common Stock that the Company is authorized to issue to 60,000,000 from 30,000,000 was approved. The results of the voting were as follows:
                                                           Abstain/
                              For      Against   Withheld  Non-vote
                          18,697,130  1,077,001     --      30,680


Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K:

               Report Date  Event reported

               6/26/96      MedImmune In-License Key Human
                            Papillomavirus Vaccine Intellectual
                            Property from German Cancer Research
                            Center
Page (9)




               7/2/96       MedImmune Submits Application for
                            Approval of RespiGam in Canada

                            MedImmune Places $60 Million in 7%
                            Convertible Subordinated Notes -
                            Transaction Expected to Close July 8,
                            1996

               7/25/96      MedImmune Reports Record Product Sales

               8/12/96      MedImmune Announces Facility Expansion
                            in Maryland



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDIMMUNE, INC.
                              (Registrant)



Date:  November 14, 1996      /s/David M. Mott
                              President and
                              Chief Operating Officer
                              (Principal accounting and
                              financial officer)




Page (10)