Form 10-K
period 1996-12-31
MEDIMMUNE INC /DE
filed 1997-03-27
CIK 873591

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1996  Commission File Number:  0-19131

                             MEDIMMUNE, INC.
         (Exact name of registrant as specified in its charter)

Delaware                                          52-1555759
State or other                                    (I.R.S. Employer
jurisdiction of                                   Identification No.)
incorporation or organization)

                   35 West Watkins Mill Road
                  Gaithersburg, Maryland 20878
            (Address of principal executive office)
                           (Zip Code)

Registrant's telephone number, including area code: (301) 417-0770 Securities Registered pursuant to Section 12(b) of the Act: None
  Securities Registered pursuant to Section 12(g) of the Act:
                      Common Stock, $.01 par value
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Aggregate market value of the 20,243,426 shares of voting stock held by non-affiliates of the registrant based on the closing price on February 28, 1997 was $293,529,677. Common Stock outstanding as of February 28, 1997: 21,898,698 shares.

              Documents Incorporated by Reference:
     Document                                     Part of Form 10-K
Proxy Statement for the Annual Meeting            Part III
of Stockholders to be held May 16, 1997

                         MEDIMMUNE, INC.
                            FORM 10-K
                        TABLE OF CONTENTS

PART I                                                       PAGE
Item 1.   Business                                              1
Item 2.   Properties                                           30
Item 3.   Legal Proceedings                                    31
Item 4.   Submission of Matters to a Vote of Security Holders  31

PART II
Item 5.   Market for MedImmune, Inc.'s Common Stock and Related
          Shareholder Matters                                  31
Item 6.   Selected Financial Data                              32
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  32
Item 8.   Financial Statements and Supplementary Data          41
          Report of Independent Accountants                    67
          Report of Management                                 69
Item 9.   Changes in and Disagreements with Accountants on
          Accounting Financial Disclosure                      70

PART III
Item 10.  Directors and Executive Officers of MedImmune, Inc.  70
Item 11.  Executive Compensation                               71
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                           71
Item 13.  Certain Relationships and Related Transactions       71

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
          REPORTS ON FORM 8-K                                  72
          SIGNATURES                                           74

Schedule I                                                    S-1
Exhibit Index                                               E1-E5
Exhibits  (Attached to this Report on Form 10-K)

CytoGam is a registered trademark and RespiGam is a trademark  of the Company.
                      ____________________

THE STATEMENTS IN THIS ANNUAL REPORT THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, FACTORS SUCH AS PRODUCT DEMAND AND MARKET ACCEPTANCE RISKS, THE EARLY STAGE OF PRODUCT DEVELOPMENT, COMMERCIALIZATION AND TECHNOLOGICAL DIFFICULTIES, CAPACITY AND SUPPLY CONSTRAINTS AND OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR OTHER FACTORS.
                      ____________________


                             PART I
                        ITEM 1.  BUSINESS

MedImmune ("the Company") is a biotechnology company focused on developing and marketing products for infectious diseases and transplantation medicine. Since commencing operations in 1988, the Company has pursued a strategy of establishing an initial commercial base using proven technologies and targeting well-understood diseases to support longer-term product development. This strategy has relied on the advancement of an internally developed pipeline of product candidates and on in-licensing products from third parties.

The Company is currently marketing two products, CytoGam (Cytomegalovirus Immune Globulin Intravenous (Human), CMV-IGIV) and RespiGam (Respiratory Syncytial Virus Immune Globulin Intravenous (Human), RSV-IGIV). The Company has established core competencies in transplantation and infectious diseases and has a research and development portfolio which includes six products now undergoing clinical trials, including two in Phase 3 studies and a number of product candidates in preclinical development.

Products on the Market.
RespiGam
RespiGam is marketed for the prevention of serious respiratory syncytial virus ("RSV") disease in children under 24 months of age with a lung condition called bronchopulmonary dysplasia ("BPD") or a history of premature birth (i.e., born at 35 weeks or less gestation). RespiGam is the only product demonstrated to be safe and effective in reducing the incidence and duration of RSV hospitalization and the severity of RSV illness in these high risk infants.

RespiGam is a specialty immune globulin purified from donor plasma screened to have high levels of neutralizing antibodies against RSV. RSV is the leading cause of pneumonia and bronchiolitis in children and results in an estimated 90,000 hospitalizations and 4,500 deaths annually in the United States. RSV outbreaks occur worldwide, usually during the late fall, winter and early spring. Certain populations of infants, children and adults are at increased risk for developing severe RSV disease. These include severely premature infants (i.e., less than or equal to 32 weeks gestation) and infants with BPD. There are approximately 100,000 children in this high-risk group in the United States.

The Company directly markets RespiGam in the leading 420 neonatal and pediatric hospitals in the United States. These hospitals comprise approximately 70% of the total potential business for RespiGam. The Company's direct marketing efforts are supplemented by the Wyeth-Lederle Vaccines and Pediatrics sales force of Wyeth-Ayerst Laboratories (a division of American Home Products Corporation ("AHP")), one of the leading pharmaceutical companies focused on pediatric medicine. AHP has focused on promoting RespiGam to physicians in smaller hospitals and to office-based pediatricians. The Company submitted an application to Canadian regulatory authorities during 1996 to request approval to market RespiGam. There can be no assurance that such a license will be granted, or, if granted, that licensure will occur in a timely manner.

The Company has established a collaboration with Baxter Healthcare Corporation ("Baxter"), one of the leading producers and marketers of immune globulins worldwide, to commercialize RespiGam outside North America. The Company has been advised that Baxter expects to file regulatory applications in Europe during 1997 seeking a license to market RespiGam throughout Europe (see "Collaborative Agreements"). There can be no assurances that such a license or licenses will be granted, or, if granted, that licensure will occur in a timely manner.

After receiving approval from the United States Food & Drug Administration ("FDA") for the marketing of RespiGam in January 1996, the Company launched RespiGam for its first full RSV season during fourth quarter 1996. Sales of RespiGam in the fourth quarter were $13.9 million. The Company was supply-constrained in the fourth quarter and expects to be limited in its supply of RespiGam in the first quarter 1997. The Company has worked closely with its contract manufacturers to increase product supply for the 1997-1998 RSV season. While the Company believes it will be successful in achieving this goal, there can be no assurances that demand will not exceed supply during subsequent RSV seasons.

CytoGam
CytoGam is marketed for the attenuation of primary cytomegalovirus ("CMV") disease associated with kidney transplantation. Approximately 75% of untreated donor-positive/recipient-negative kidney transplant recipients are expected to develop CMV disease. Infection of a transplant recipient with CMV by a donor organ is associated with increased mortality and substantial morbidity including pneumonia, hepatitis, opportunistic infections and possibly graft rejection. CytoGam is a specialty immune globulin product enriched in antibodies against CMV. CytoGam has been shown to reduce the incidence of severe CMV disease and opportunistic infections associated with kidney transplantation. The Company began marketing CytoGam through its own hospital-based sales force in 1993. Sales of CytoGam have grown at a compounded annual rate of approximately 30% since 1993 to $18.4 million in 1996. While sales growth has been strong, the Company expects to continue to face increasing pressure from cost containment efforts as well as competition from other effective anti-viral therapies.

Products in Development
MEDI-493 RSV Monoclonal Antibody
MEDI-493 is a humanized monoclonal antibody being evaluated in clinical studies for the prevention of RSV disease in high-risk infants (see "RespiGam" above). MEDI-493 is administered by intramuscular injection and consequently has the potential to enhance patient care, reduce costs associated with drug administration and improve convenience for parents, physicians and nurses. Taken together, the Company believes these benefits may provide the potential to reach a broader population of children with MEDI-493 than with RespiGam.

The Company has tested MEDI-493 in Phase 1 and Phase 2 clinical trials involving approximately 300 patients for both prevention and treatment of RSV disease. During the 1996-1997 RSV season, the Company is evaluating MEDI-493 in a Phase 3 clinical trial, IMpact-RSV, being conducted at 139 medical centers in 1,502 high-risk infants and children in the United States, Canada and the United Kingdom. The Company expects to complete the trial in May 1997 and announce results during the third quarter. While the Company believes it has established a rapid and comprehensive development program for MEDI-493, substantial risk remains, including: 1) no assurances can be given that the clinical trial will show with statistical significance that MEDI-493 is safe and effective in preventing RSV-associated hospitalization; 2)no assurances can be given that an observed effect, if any, will be great enough to warrant commercialization; 3)no assurances can be given that the FDA will license the drug for marketing; and 4)no assurances can be given that if FDA licensure occurs, it would occur in a timely manner. To date, the Company has retained exclusive worldwide marketing and manufacturing rights for MEDI-493.

Human Papillomavirus Vaccine
Human papillomaviruses ("HPVs") are responsible for the development of genital warts and cervical cancer. There are currently no vaccines to prevent these common sexually transmitted diseases that affect 24 to 40 million men and women in the United States. There are over 75 different types of HPV associated with a variety of clinical disorders ranging from benign lesions to potentially lethal cancers. Four types of HPV cause the majority of genital warts and cervical cancer cases:
HPV-6, HPV-11, HPV-16 and HPV-18.

The Company's first HPV vaccine candidate, MEDI-501, is composed of the HPV-11 L1 capsid protein which self assembles into virus-like particles (VLPs). The VLPs, which are produced in vitro using recombinant DNA technology, imitate the structure of natural papillomavirus, but are not infectious. When presented to the immune system, VLPs may be able to elicit a similar immune response to that seen with naturally occurring HPV. Scientists at the Company, in collaboration with a team at Georgetown University, have shown the potential effectiveness of a VLP vaccine candidate using a dog model for papillomavirus infection. The model involves a virus called canine oral papillomavirus
(COPV) which mimics HPV infection closely because it produces both warts and tumors at a mucosal site. In December 1995, The Company and its collaborators published in "The Proceedings of the National Academy of Sciences" the results of studies which indicated that a COPV VLP vaccine preparation was able to protect dogs against COPV warts. That study provided the scientific rationale for developing an analogous vaccine for humans.

The Company began a Phase 1 clinical trial with MEDI-501 in February 1997 to evaluate its safety, tolerance, and immunogenicity. The trial, which is being conducted at the University of Rochester Medical Center, is expected to conclude in approximately 12 months. The Company expects to begin testing of vaccine candidates for other types of HPVs in the next 12 to 18 months including HPV-18, HPV-16 and HPV-6. The Company believes a multi-component vaccine consisting of two or more HPV types would be necessary to prevent HPV disease of the genital tract.

Monoclonal Antibodies for Transplantation Medicine
The Company is developing several monoclonal antibodies for use in transplantation medicine. There are approximately 19,000 solid organ transplants and 11,000 bone marrow transplantation procedures annually in the United States. Despite significant improvements in the transplantation arena, life-threatening complications such as graft-vs.-host disease ("GvHD") and organ rejection remain serious medical problems.

BTI-322 is a rat anti-CD2 monoclonal antibody being developed by the Company in collaboration with BioTransplant, Incorporated for various applications in transplantation medicine. In studies conducted to date, involving over 60 patients in the United States and Europe, BTI-322 has shown initial promise in its ability to prevent and treat organ graft rejection and to treat GvHD. BTI-322 is currently being evaluated in a multi-center Phase 2 clinical trial for the treatment of acute GvHD. Safety, efficacy and pharmacokinetic parameters are being monitored during the study which is expected to be completed within one year.

Laboratory studies have suggested that BTI-322 primarily inhibits the response of T cells directed at transplant antigens while subsequently allowing immune cells to respond normally to other antigens. The specificity and long lasting effects of this inhibition suggest that BTI-322 could have potential utility in applications other than transplantation, such as in autoimmune diseases. The Company is currently developing MEDI-507, a humanized form of the product, which is expected to enter clinical trials in 1997 for selected applications in transplantation and autoimmune diseases. Autoimmune diseases are of major medical importance worldwide and include common afflictions like rheumatoid arthritis, multiple sclerosis and Crohn's disease.

In 1994, the Company in-licensed from the University of Kentucky a murine monoclonal antibody known as T10B9 (now MEDI-500). MEDI-500 suppresses most T cells by binding to a protein (the alpha-beta receptor) on the surface of the T cell. MEDI-500 has been evaluated in several transplantation clinical trials involving approximately 400 individuals. A Phase 2 clinical trial comparing MEDI-500 with the only commercially available monoclonal antibody for treatment of acute rejection suggested that MEDI-500 may have a similar efficacy profile but with reduced side effects. A Phase 3 clinical trial, sponsored by the National Heart, Lung, and Blood Institute ("NHLBI"), is currently evaluating MEDI-500 for prevention of graft-versus-host disease
(GvHD).

Lyme Disease Vaccine
Lyme disease is the most common arthropod-borne disease in the United States. Virtually every state within the U.S. has reported cases of Lyme disease, with an annual nationwide reported incidence of nearly 14,000 new cases in 1996, a 30-40% increase over 1995. Lyme disease is also reported in Europe, Japan, China, Russia and Australia. The disease is caused by a bacterium know as Borrelia burgdorferi ("B. burgdorferi") and is transmitted through a tick, Ixodes scapularis, which is most commonly found on the white-footed mouse or deer.

The Company in-licensed a newly characterized B. burgdorferi protein called decorin binding protein ("Dbp") from Texas A&M University, which initial animal studies suggest may provide protection against B. burgdorferi infection. Unlike antibodies to vaccines in development by other companies, Dbp antibodies can be given to mice during the early phase of infection and still clear the bacterium from animals. This may allow a significantly greater window of opportunity for a protective immune response to clear infection. The Company believes Dbp is the only protein identified from B. burgdorferi to date for which this effect has been demonstrated. In addition, antibodies from animals immunized with Dbp inhibited growth of many strains of the Lyme disease-causing bacteria not inhibited by antibodies to another vaccine candidate in development, including some species of Lyme bacteria commonly found outside the United States. These results suggest that Dbp may provide an improved Lyme disease vaccine candidate or, alternatively, a supplement to the vaccine candidates currently in development.

Urinary Tract Infection Vaccine
Urinary tract infections ("UTIs") commonly require medical attention in women and children. Escherichia coli ("E. coli") strains are the main causative agents of UTIs. While many factors contribute to the acquisition and progression of UTIs, it is widely accepted that colonization of the urogenital tract by pathogenic bacteria is a prerequisite for disease. A number of studies have pointed to a role for pilus proteins, the long filamentous protein appendages on the surface of E. coli, in mediating attachment to host cells. Certain proteins located at the distal tip of the pilus, called "adhesins," have been implicated in this attachment, providing an important novel target for vaccine development.

The Company and its collaborators at Washington University in St. Louis are developing antibacterial candidates based on the tip adhesins on the E. coli pili. The FimH adhesin which is at the tip of UTI-associated pili, binds to mannose receptors distributed throughout the human bladder. In preliminary experiments at the Company, the FimH adhesin protein elicited a strong antibody response in mice. These antibodies inhibited attachment to human bladder cells in vitro in greater than 90% of different E. coli clinical UTI isolates tested. Furthermore, anti-FimH antibodies reduced bladder colonization by UTI-associated E. coli in a mouse model. Taken together these data suggested that the FimH adhesin could potentially serve as a target for an anti-bacterial vaccine to combat UTIs.

The Company is currently conducting in vivo animal model studies and designing large scale production and purification protocols for its first UTI vaccine candidate. Adhesin-based vaccines may also be an effective strategy for other diseases caused by bacteria.

Streptococcus pneumoniae Vaccine

Streptococcus pneumoniae is a major cause of pneumonia, middle-ear infections and meningitis worldwide, especially in the very young or elderly. Pneumonia causes more than one million deaths per year and is the most common cause of childhood death in developing countries. In industrialized countries, pneumococcal pneumonia is a serious problem among the elderly. Middle-ear infections affect almost every child at least once during the first 2 years of life. Vaccination against pneumococcal infections has become more urgent in recent years due to the emergence of antibiotic-resistant strains throughout the world.

The Company has recently established a collaboration with The Rockefeller University ("Rockefeller") in New York to develop products for the prevention and treatment of Streptococcus pneumoniae infection. The Company has been granted a worldwide exclusive license to commercialize product candidates developed from a novel set of genes discovered by scientists at Rockefeller. In addition, research efforts are underway by scientists at the Company and Rockefeller to identify novel conserved surface proteins for potential vaccine applications. During 1997, promising candidate proteins are expected to be evaluated in a number of in vitro and in vivo models to determine their potential as vaccine candidates.

Other Infectious Disease Products
The Company has several additional efforts in place to develop vaccines for common viral and bacterial infectious diseases including B19 parvovirus, Haemophilus influenzae and Staphylococcus aureus.

Discovered in 1975, B19 parvovirus has been linked to a number of serious conditions including certain types of miscarriages in pregnant women, life-threatening sudden reduction of red blood cells in sickle cell anemia patients, chronic anemia in AIDS and chemotherapy patients, and persistent arthritis in some adults. MEDI-491 is a vaccine intended to prevent human B19 parvovirus infection. Like MEDI-501, MEDI-491 utilizes virus-like particle ("VLP") technology. By producing two natural B19 parvovirus proteins in the correct proportions in an insect cell recombinant protein production system, the Company and collaborators at the National Heart, Lung, and Blood Institute ("NHLBI") are able to generate VLPs which resemble the natural B19 parvovirus particles, but are not infectious. The Company has completed a Phase 1 clinical trial to evaluate the safety of MEDI-491. The Company believes that a successful B19 parvovirus vaccine could be used to immunize women entering their child-bearing years to protect them from experiencing risk of B19 parvovirus-induced miscarriages. Alternately, a successful B19 parvovirus vaccine could be incorporated into routine childhood immunization programs to reduce the prevalence of this virus.

Haemophilus influenza ("H. influenzae") causes otitis media or middle ear infections in young children. There are more than 700,000 cases in the United States each year and many infections recur. As part of MedImmune's ongoing collaboration with Human Genome Sciences, Inc. ("HGS"), the genome of H. influenzae has been sequenced and approximately 90 novel surface proteins have been identified as potential vaccine candidates. These candidate proteins are currently being evaluated by MedImmune scientists.

Staphylococcus aureus ("S. aureus") is a bacterium which infects over nine million individuals each year in the United States, and is the most frequent cause of infections in the hospital. A significant percentage of all hospital-acquired S. aureus infections are now resistant to most antibiotics. To date, 99% of the genome has been sequenced and over 3,000 genes have been identified as part of MedImmune's ongoing collaboration with HGS. Novel candidates are being selected for evaluation.

Products and Product Development Programs
The following table summarizes the indications and current status of the Company's products and product development programs.

     Product                    Indication                   Status(1)
--------------------------------------------------------------------------
Infectious Disease Products

RespiGam(2)       Prevention of serious RSV disease in   Marketed
                  infants with prematurity or lung
                  disease

MEDI-493 RSV      Prevention of RSV disease in infants   Phase 3
Monoclonal        Treatment of RSV disease               Phase 2
Antibody

MEDI-491 B19      Prevention of B19 parvovirus           Phase 1
Parvovirus        infection
Vaccine
HPV Vaccine       Prevention of genital warts            Phase 1
                  Prevention of cervical cancer          Pre-clinical
                                                         development

Second Generation Prevention of Lyme disease             Pre-clinical
Lyme Disease                                             development
Vaccine


E. coli Vaccine   Prevention of urinary tract            Pre-clinical
                  infections                             development

H. influenzae     Prevention of otitis media (middle     Research
Vaccine            ear infections)

S. aureus         Prevention of staphylococcus           Research
Vaccine/          infections

Immunotherapeutic

S. pneumoniae     Prevention and treatment of            Research
Vaccine           streptococcus pneumoniae infection

RSV Vaccine(3)    Prevention of RSV disease              Phase 2 (AHP
                                                         sponsored)

Transplantation Products

CytoGam Attenuation of primary CMV disease in Marketed kidney transplant patients

                  Prevention of CMV disease in all       Product license
                  solid organ transplant patients        application
                                                         amendment
                                                         submitted
MEDI-500 (T10B9)  Prevention of GvHD in bone marrow      Phase 3 (NHLBI
Monoclonal        transplant patients                    sponsored)
Antibody
                  Treatment of acute kidney rejection    Phase 2

BTI-322           Treatment of GvHD in bone marrow       Phase 2
Monoclonal        transplant patients
Antibody
                  Prevention of kidney rejection         Phase 1
                  Treatment of acute kidney rejection    Phase 1

MEDI-507          Prevention of kidney rejection         Pre-clinical
Monoclonal                                               development
Antibody
                  Treatment of autoimmune diseases       Pre-clinical
                                                         development


(1) "Phase 1" and "Phase 2" clinical trials generally involve administration of a product to a limited number of patients to evaluate safety, dosage and, to some extent, efficacy. "Phase 3" clinical trials generally examine the efficacy and safety of a product in an expanded patient population at multiple clinical sites.

(2) AHP co-promotes RespiGam in the United States. Baxter holds a license to commercialize RespiGam outside North America, and the Company would receive a royalty on any sales by Baxter.

(3) This product is being developed by AHP. The Company is entitled to a royalty on any sales, if and when licensed for marketing by the FDA.

Marketing, Research, Development and Collaborative Agreements The Company's internal research programs are augmented by collaborative projects with its scientific partners. As part of its strategy, the Company has established alliances with pharmaceutical and other biotechnology companies, academic scientists and government laboratories. Currently, its principal strategic alliances are the following:

American Home Products Corporation.
In November 1993, the Company entered into a strategic alliance with American Cyanamid Company ("ACY") to co-develop and co-promote products for the treatment and prevention of RSV and to co-promote ZOSYN(1), an anti-infective developed by ACY. In 1994, American Home Products Corporation ("AHP") acquired ACY and in October 1995, AHP invested $15 million in the Company through the

(1) ZOSYN is a trademark of American Home Products Corporation.

purchase of 967,742 shares of Common Stock. The Company and AHP collaborated on the development of RespiGam and AHP is co-promoting the product. In connection with the October 1995 investment, the Company and AHP agreed to amend certain terms of agreements entered into concurrently with the formation of their 1993 strategic alliance. Pursuant to these amendments, AHP's funding obligations and co-promotion rights with respect to MEDI-493 were terminated, and the Company returned its right to co-promote ZOSYN. In addition, the Company's obligation to co-fund and co-promote an RSV vaccine being developed by AHP was converted into the right to receive royalties on any sales of this vaccine, and AHP was granted the right to receive royalties on any sales of MEDI-493.


Baxter Healthcare Corporation.
In June 1995, the Company entered into an exclusive, royalty-bearing license agreement with Baxter Healthcare Corporation ("Baxter") to commercialize RespiGam outside North America. Within its territory, Baxter will be responsible for funding clinical and regulatory activities and for manufacturing and marketing RespiGam. Upon the achievement of certain sales milestones, Baxter is obligated to reimburse the Company for certain previously funded research and development activities. Concurrent with the execution of the license agreement, Baxter also purchased 826,536 shares of Common Stock for $9.5 million.

BioTransplant, Incorporated.
In October 1995, the Company and BioTransplant, Incorporated ("BTI") formed a strategic alliance for the development of products to treat and prevent organ transplant rejection. The alliance is based upon the development of products derived from BTI's anti-CD2 antibody BTI-322, the Company's anti-T cell receptor antibody MEDI-500 and future generations of products derived from these two molecules (such as MEDI-507, or humanized BTI-322). Pursuant to the alliance, the Company received an exclusive worldwide license to develop and commercialize BTI-322 and any products based on BTI-322, with the exception of the use of BTI-322 in kits for xenotransplantation or allotransplantation. The Company has paid BTI $4 million in license fees and research support to date. The Company has assumed responsibility for clinical testing and commercialization of any resulting products. BTI will receive research support and milestone payments which could total up to an additional $12 million, as well as royalties on any sales of BTI-322, MEDI-500, MEDI-507 and future generations of these products, if any.

Human Genome Sciences, Inc.
In July 1995, the Company entered into a collaborative research and development relationship with Human Genome Sciences, Inc. ("HGS") to create antibacterial vaccines and immunotherapeutic products based upon the genomic sequences of bacteria. The Company and HGS initiated collaborative research efforts with programs to develop vaccines for non-typeable Haemophilus influenzae and Staphylococcus aureus. Rights to another genomic sequence for vaccine development, Helicobacter pylori, were out-licensed to Oravax, Inc. and Pasteur Merieux Connaught in November 1996 for license payments as well as milestone and royalty obligations. Additional research projects for the development of vaccines and antibody-based products will be determined as additional genomic sequences are completed of other bacteria selected by the Company and HGS. Pursuant to a collaboration and license agreement between the Company and HGS, the Company will be solely responsible for the commercialization of any products developed through the collaboration, and HGS will be entitled to royalties based upon the extent to which any products jointly developed are covered by patents or license rights held by HGS.

Massachusetts Health Research Institute and Massachusetts Public Health Biologics Laboratories.
In August 1989 and April 1990, the Company entered into a series of research, supply and license agreements with Massachusetts Health Research Institute ("MHRI") and Massachusetts Public Health Biologics Laboratories ("MPHBL") covering products intended for the prevention or treatment of CMV and RSV infection and other respiratory virus infections by immune globulins or monoclonal antibodies. The Company has agreed to pay royalties on all sales using the licensed technology. Pursuant to the agreements, the Company paid $11.8 million in 1996, $5.1 million in 1995 and $4.9 million in 1994, for royalties, process development and manufacturing.

Other Agreements.
The Company has a number of other collaborative and business agreements with academic institutions and business corporations, including agreements with 1) Washington University in St. Louis covering development of pilus-based anti-bacterial vaccines, 2) Georgetown University, the German Cancer Research Center and the University of Rochester covering development of vaccines for human papillomaviruses and 3) Rockefeller University for the discovery and commercialization of products to treat and prevent Streptococcus pneumoniae. In addition, the Company has license agreements with third parties on CytoGam, RespiGam, MEDI-493 and substantially all of its other potential products. The Company is obligated to pay royalties on any sales of these products.

Marketing and Sales
The Company is developing a sales and marketing organization which it believes is responsive to the increased importance of managed care, the need to lower costs and the necessity to provide quality service to its customers.

The Company's first product, CytoGam, was originally marketed by a third party as the Company's exclusive distributor. In
December 1992, the Company reacquired marketing rights to CytoGam and in January 1993, the Company commenced marketing of CytoGam in the United States through its own 14-person sales force focused on 250 leading transplantation hospitals. Sales outside the United States are made through regional distributors.

After the expansion of the sales and marketing teams in January 1996, the Company now has approximately 70 people in these groups. The Company has five regional business directors, each with 15 or more years of sales, marketing or managed care experience, to manage the regional business units. Approximately 45 sales and managed care representatives cover approximately 500 hospitals and clinics in the United States which specialize in transplantation and/or pediatric/neonatal care for the promotion of CytoGam and RespiGam, respectively. Each sales representative is responsible for selling both CytoGam and RespiGam.

The Company's RespiGam sales effort is supplemented by the approximately 300-person Wyeth-Lederle Vaccines and Pediatrics sales force of the Wyeth-Ayerst Laboratories (a division of AHP). While the Company focuses on the top 420 leading neonatal and pediatric medical centers in the United States (accounting for approximately 70% of potential RespiGam sales), AHP focuses on smaller hospitals and pediatrician offices. AHP is among the leading pharmaceutical companies focused on pediatric medicine.

The Company has established a collaboration with Baxter, one of the leading producers and marketers of immune globulins worldwide, to commercialize RespiGam outside North America, if and when licensed for marketing by foreign regulatory authorities. The Company has been advised that Baxter intends to file European regulatory applications during 1997 to request a license to market RespiGam in Europe. There can be no assurance that such a license will be granted, or, if granted, that licensure will occur in a timely manner.

Manufacturing and Supply
The Company has entered into manufacturing, supply and purchase agreements in order to provide a supply of human plasma and production capability for CytoGam and RespiGam. CytoGam and RespiGam are produced from human plasma collected from donors who have been screened to have higher concentrations of antibodies against CMV and RSV, respectively. Human plasma for CytoGam and RespiGam is converted to an intermediate raw material (Fraction II+III paste) under a supply agreement with Baxter. The Company has recently entered into an agreement with V.I. Technologies,

Inc. to supply additional Fraction II+III paste.

MPHBL processes the Fraction II+III paste into bulk product. The Company has an informal arrangement with MPHBL for planned production of bulk product for CytoGam and RespiGam. MPHBL holds the sole product and establishment licenses for CytoGam and RespiGam. The Company also has an agreement with Connaught Laboratories, Inc. ("Connaught") to fill and package CytoGam and RespiGam. If MPHBL, the suppliers of the Fraction II+III paste, or Connaught is unable to satisfy the Company's product requirements on a timely basis or is prevented for any reason from manufacturing CytoGam or RespiGam, the Company may be unable to secure an alternative supplier or manufacturer without undue and materially adverse operational disruption and increased cost. Currently, RespiGam finished product inventory is in short supply, and no assurances can be given that an adequate supply will be available to meet demand. Recently, the Company has experienced product shortages which have limited product sales without reducing sales and marketing costs.

In July 1996, the Company entered into an engineering, procurement, construction and validation services agreement with Fluor Daniel, Inc. ("Fluor") to design and construct a manufacturing facility to be located on a 26 acre site in Frederick, Maryland. The Company estimates the facility will cost approximately $50 million to construct. The facility is planned to be a multi-use biologics facility intended to provide production capability for the manufacture of immune globulins (CytoGam and RespiGam) and by-products from human plasma. In addition, the facility is being designed to contain a cell culture production area for the manufacture of products, such as MEDI-493, MEDI-500 and BTI-322, if and when they are licensed for marketing by the FDA. There can be no assurance that the facility will receive regulatory approval for its intended purposes. Additionally, construction and validation of manufacturing facilities can take substantial time to complete. In order to produce RespiGam in the manufacturing facility, the Company may need to obtain certain rights from MPHBL. No assurances can be given that such rights can be obtained. Additionally, no assurances can be given that if the technology to manufacture CytoGam and/or RespiGam is transferred to the Company from MPHBL, that the Company will successfully be able to produce these products in the plant.

The Company produces materials for clinical trials in its pilot plant facility in Gaithersburg, Maryland. Materials currently being used in clinical trials for MEDI-490, MEDI-493, MEDI-491 and MEDI-500 have been produced at the Company's pilot plant. Completion is expected in 1997 of an expansion of the Company's pilot plant facility to support the production of materials for Phase 3 clinical trials and market entry production requirements. The Company estimates the cost of expanding this facility to be approximately $6 million. There can be no assurance that when the facility is completed, appropriate regulatory approvals will be obtained to use the facility for market entry manufacturing.

Patents, Licenses and Proprietary Rights
Products currently being developed or considered for development by the Company are in the area of biotechnology, an area in which there are extensive patent filings. The patent position of biotechnology firms generally is highly uncertain and involves

      22>

complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications owned or licensed by the Company will result in patents being issued or that, if issued, such patents will afford protection against competitors with similar technology. In addition, there can be no assurance that products covered by such patents, or any other products developed by the Company or subject to licenses acquired by the Company, will not be covered by third party patents, in which case continued development and marketing of such products would require a license under such patents. There can be no assurance that such required licenses will be available to the Company or its licensees on acceptable terms.

The Company is aware of several patents and patent applications which may affect the Company's ability to make, use and sell the Company's products or product candidates, including the following: (i) three United States patents, directed to intravenous immune globulin containing high concentrations of either CMV or RSV antibodies, which have been issued to a major pharmaceutical company having substantially greater financial resources than the Company and (ii) United States patents, directed to murine monoclonal antibodies against T cells and the use thereof, which have been issued to another major pharmaceutical company having substantially greater financial resources than the Company. Although the Company believes that neither its CytoGam and RespiGam technologies, which use intravenous immune globulins containing high concentrations of CMV or RSV antibodies, respectively, nor its MEDI-500 and BTI-322 technologies, which use monoclonal antibodies against T cells, infringe any valid claims of such patents, the Company can provide no assurances that if a legal action based on such patents were brought against the Company, such an action would be resolved in the Company's favor. If such a dispute were resolved against the Company, in addition to potential damages, the manufacturing and sale of such products could be enjoined unless a license were obtained. There can be no assurances that, if a license were required, such a license would be made available on terms acceptable to the Company. Additionally, the Company is aware of several patents covering the composition of and process for making murine and humanized monoclonal antibodies for which the Company may need a license or licenses. If such a license or licenses were required, there can be no assurance that companies holding such licenses would make them available to the Company on terms acceptable to the Company.

While the Company has several licenses to issued patents and owns or has licenses to pending patent applications with respect to certain of its products, the Company believes that there are other patents issued to third parties and/or patent applications filed by third parties which could have applicability to each of the Company's products and product candidates and which could adversely affect the Company's freedom to make, use or sell such products or use certain processes for their manufacture. The Company is unable to predict whether it will ultimately be necessary to seek a license from such third parties or, if such a license were necessary, whether such a license would be available on terms acceptable to the Company. The necessity for such a license could have a material adverse effect on the Company's business.

There has been substantial litigation regarding patent and other intellectual property rights in the biotechnology industry. Litigation may be necessary to enforce certain intellectual property rights of the Company. Any such litigation could result in substantial cost to and diversion of effort by the Company.

Government Regulation
The production and marketing of the Company's products and research and development activities are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, vaccines, drugs and certain diagnostic products are subject to FDA review and licensure. The federal Food, Drug and Cosmetics Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, licensure, advertising and promotion of such products. No assurances can be given that any products under development will be licensed for marketing by the FDA or once approved, that the product will be successfully commercialized or maintained in the marketplace. Non-compliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve product license applications, restrictions on the Company's ability to enter into supply contracts and criminal prosecution. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

The FDA may designate a drug as an Orphan Drug for a particular use, in which event the developer of the drug may be entitled to a seven year marketing exclusivity period. CytoGam and RespiGam have been designated as Orphan Drugs for certain indications by the FDA. Accordingly, CytoGam and RespiGam have market exclusivity for their currently licensed indications through April 17, 1997 and January 17, 2003, respectively.

The Company is also subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to regulation under the Toxic Substances Control Act, the Resources Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations concerning biotechnology that may affect the Company's research and development programs. The Company is unable to predict whether any agency will adopt any regulation which would have a material adverse effect on the Company's operations. The Company voluntarily attempts to comply with guidelines of the National Institutes of Health regarding research involving recombinant DNA molecules. Such guidelines, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment that must be met for various types of research.

Sales of pharmaceutical and biopharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA licensure has been obtained, licensure of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such licensure may be longer or shorter than that required for FDA approval, and no assurances can be given that such approval will be obtained.

Competition
The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include pharmaceutical, chemical and biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of the Company. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with those of the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

The Company is aware of certain products manufactured by competitors that are used for the prevention or treatment of certain diseases the Company has targeted for product development, including CMV, RSV, Lyme disease, HPV infections and organ graft rejection. For example, in the prevention of CMV disease, the Company's CytoGam competes with several other products including intravenous ganciclovir, manufactured by Hoffmann-La Roche Inc. The Company is aware that a number of physicians have prescribed CytoGam in combination with ganciclovir for the prevention of CMV disease in certain patients. Recently, three new drugs have been launched relating to CMV prophylaxis and treatment: 1) Hoffmann-La Roche Inc. received an FDA license to market a more convenient oral formulation of ganciclovir for prevention of CMV disease in solid organ transplant recipients and individuals with advanced HIV infection at risk for developing CMV disease, 2)Chiron Corporation received an FDA license to market an implant that would deliver ganciclovir directly to the eye to treat AIDS patients with CMV retinitis, and 3)Gilead Sciences, Inc. received an FDA license to market intravenous cidofovir for the treatment of CMV retinitis in AIDS patients. The Company believes that for the prevention of RSV disease, the Company's RespiGam does not compete directly with any product; however, the Company is aware of one product in the U. S., ribivirin, which is indicated for the treatment of RSV disease. The existence of these products, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company. In addition, the Company is aware of other companies, such as OraVax, Inc., which are developing products for the treatment and prevention of RSV. These products may compete directly with RespiGam and may offer relative benefits, such as ease of administration.

The Company expects its products to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and patent position. In addition, the first product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement product and marketing plans, obtain patent protection and secure adequate capital resources.

EXECUTIVE OFFICERS OF THE COMPANY

                                                               Officer
Name                      Age  Position                         Since
---------------------------------------------------------------------
Wayne T. Hockmeyer, Ph.D. 52   Chairman and Chief Executive    1988
                               Officer
David M. Mott             31   President and Chief Operating   1992
                               Officer
Franklin H. Top, Jr.,     61   Executive Vice President and    1988
M.D.                           Medical Director
David P. Wright           49   Executive Vice President-       1990
                               Sales and Marketing
Bogdan Dziurzynski        48   Senior Vice President           1994
                               Regulatory Affairs and
                               Quality Assurance
James F. Young, Ph.D.     44   Senior Vice President           1989
                               Research and Development

Dr. Hockmeyer, prior to founding the Company in 1988, was Vice
President Research and Development at Praxis Biologics, Inc.

Mr. Mott, prior to joining the Company in 1992, was Vice
President in the Health Care Investment Banking Group at Smith
Barney, Harris Upham & Co., Inc.

Dr. Top, prior to joining the Company in 1988, was Senior Vice
President for Clinical and Regulatory Affairs at Praxis
Biologics, Inc.

Mr. Wright, prior to joining the Company in 1990, was President of Pediatric Pharmaceuticals, Inc. (1989-1990) and Vice President of the Gastrointestinal Business Group at Smith, Kline and French
Laboratories.

Mr. Dziurzynski, prior to joining the Company in 1994, was Vice
President of Regulatory Affairs and Quality Assurance at Immunex
Corporation.

Dr. Young, prior to joining the Company in 1989, was Director, Department of Molecular Genetics at Smith, Kline and French
Laboratories.

EMPLOYEES
As of February 15, 1997, the Company had 252 full time employees. These include 66 marketing and sales personnel, 31 clinical and regulatory affairs personnel, and 98 research and development
personnel.   The Company considers relations with its employees
to be good.

                       ITEM 2.  PROPERTIES
The Company occupies, under a lease expiring in 2006, a facility in Gaithersburg, Maryland, that contains approximately 71,000 square feet of research, development and administrative space.
In 1996, the Company acquired a 26 acre parcel of land in Frederick, Maryland. The Company is constructing a 68,000 square foot multi-use biologics facility on this site to provide for the manufacture of immune globulins and by-products from human plasma. In addition, the facility is designed to contain a cell culture production area for manufacture of products such as MEDI-493, if and when it is licensed by the FDA.

                      ITEM 3.  LEGAL PROCEEDINGS
The Company is not a party to any material legal proceedings.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

                             PART II
       ITEM 5. MARKET FOR MEDIMMUNE, INC.'S COMMON STOCK
                 AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol "MEDI". At February 28, 1997, the Company had 382 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are generally held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares. The following table shows the range of high and low closing prices and year end closing prices for the common stock for the two most recent fiscal years.

                             1996                    1995
                             ----                    ----
                        High       Low          High       Low
                        ----      ----         ----       ----
   First Quarter      $ 20 1/8 $  14         $  7 3/4     $3 1/2
   Second Quarter       20        15 1/2       15 1/4      6 1/4






   Third Quarter       17 1/2     11 3/8       14 3/4       8
   Fourth Quarter      17 3/4     14           21 1/2    9 1/2
   Year End Close            $ 17                      $ 20


                 ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per share data)

RESULTS FOR THE YEAR     1996      1995       1994      1993      1992
                        -----      ----       ----      ----      ----
   Product sales       $35,782    $16,173   $12,054    $8,446    $2,560
   Contract revenue      5,317     11,263     6,804     6,633    10,491
                       -------   --------   -------   -------   -------
   Total revenues       41,099     27,436    18,858    15,079    13,051
Research and develop-
     ment expenses      32,192     26,417    21,939    14,936    11,260
Net loss               (29,544)   (22,671)  (18,828)  (13,217)   (8,468)
Loss per common share    (1.41)    (1.41)    (1.29)    (0.96)    (0.63)

YEAR END POSITION
   Cash and
marketable
     securities        $114,765   $38,039   $22,527   $44,424   $46,860
   Total assets         163,971    57,332    44,724    61,195    59,966
   Long term debt        70,874     1,984     2,090     2,186     2,158
   Shareholders'         72,865    43,779    34,194    53,021    46,752
equity


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

This review contains management's discussion of the Company's operational results and financial condition and should be read in conjunction with the accompanying financial statements.

OVERVIEW
     MedImmune commenced operations in April 1988 and, through 1990, revenue was generated solely from research and development agreements and research grants. In 1991, contract revenues rose substantially and the Company began selling its first product, CytoGam, to an exclusive distributor. In December 1992, the Company reacquired the CytoGam marketing rights from its distributor and launched an expanded marketing program for this product through its own sales force.
     On January 18, 1996, the Company's second product, RespiGam was licensed for marketing by the U.S. Food and Drug Administration ("FDA") for the prevention of serious lower respiratory tract infection caused by RSV in children under 24 months of age with BPD or a history of prematurity. AHP's Wyeth-Lederle Vaccines and Pediatrics sales force co-promotes RespiGam in the United States. Because of the seasonal nature of RSV, limited sales, if any, are expected during the second and third quarters.
     To date, product sales have not produced sufficient revenues to cover the Company's operating expenses. Consequently, the Company has experienced substantial operating losses. While results may vary significantly from quarter to quarter, the Company does not expect to be profitable for the year at least through 1998.

RESULTS OF OPERATIONS
     1996 Compared to 1995
     The increase in product sales for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to the commencement of sales of RespiGam in 1996 and a 14% increase in CytoGam sales. RespiGam sales were $17.3 million in 1996, of which $13.9 million were generated in the fourth quarter. CytoGam product sales increased to $18.4 million from $16.2 million in 1995 due primarily to increased units sold. CytoGam product sales were reduced by a $0.7 million reserve in the 1996 third quarter for trade receivables due from a pharmaceutical wholesaler which filed Chapter 11 bankruptcy in August 1996. Although the Company markets directly to hospitals and physicians, the Company sells its products through a limited number of pharmaceutical wholesalers and a similar event with another wholesaler could adversely affect operating income. The level of future product sales will be dependent on several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products and product candidates, availability of finished product inventory, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. Currently, RespiGam finished product inventory is in short supply, and no assurances can be given that an adequate supply will be available to meet demand.
     Contract revenue decreased to $5.3 million in 1996 from $11.3 million in 1995, reflecting the completion of milestone and research funding payments under the Company's strategic alliance with AHP, formerly American Cyanamid Company. Under the terms of the alliance, the Company and AHP will share in the profits or losses of RespiGam; reimbursements or payments under this arrangement are deducted from or added to operating expenses.
The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any.
     Cost of sales increased to $19.7 million in 1996 from $10.7 million in 1995, due to the initiation of sales of RespiGam in 1996. The gross margins for 1996 of 45% improved over 1995's margins of 34% reflecting the addition of RespiGam as well as a reduction in the royalty rate due to Connaught for CytoGam, effective for the fourth quarter of 1995. The Company's products are manufactured by third parties and future per-unit cost of sales could increase if the Company is unable to negotiate favorable pricing. The Company is currently constructing its own manufacturing facility intended for some portion of the production of its two approved products as well as other product candidates. This facility is not expected to be completed until 1998 and then is subject to inspection and approval by the FDA. Cost of sales could be impacted by the potential production in this facility.

     Research, development and clinical spending was $32.2 million in 1996 compared to $26.4 million in 1995, reflecting increased expenditures of over $10 million for MEDI-493 RSV Monoclonal Antibody clinical studies, including the start of a 1,502 patient Phase 3 clinical trial in the fourth quarter of 1996. This increase was offset by a decrease in clinical spending for RespiGam, for which two Phase 3 trials were completed in mid-1995 and licensing was received from the FDA in January 1996.
The level of the Company's total research and development expenses in future periods will fluctuate depending on the extent of clinical trial spending. The Company expects clinical trial expenses for MEDI-493 to remain high through the first half of 1997.
     Selling, administrative and general expenses increased to $22.2 million in 1996 from $11.7 million in 1995, reflecting primarily the launch of RespiGam in 1996. Approximately 45 additional sales and marketing personnel have been hired since September 30, 1995, primarily in 1996, to staff for the launch of RespiGam, resulting in an increase of over $5 million in salaries, commissions, recruiting, travel and related costs. An additional $5.2 million was spent on marketing and selling programs for the launch of RespiGam in 1996. Sales detailing costs to the Company's corporate partner for RespiGam, AHP, approximated $1.8 million in 1996 and none in 1995. Offsetting the increased costs in 1996 was a $4.3 million reimbursement from AHP of their share of the product line loss on RespiGam for the year, calculated under the terms of the strategic alliance. In 1997 and future years, AHP's share of RespiGam's potential profits will result in an increase to selling expenses. General and administrative expenses increased by $0.7 million reflecting increased headcount and legal and other costs associated with the new manufacturing facility.
     In December 1995, the Company and Connaught entered into an amendment to the agreement signed in 1992 in which the Company reacquired the rights to market CytoGam. In connection with this amendment, the Company made a lump sum payment of $2.7 million to

Connaught in the first half of 1996 upon completion of certain modifications to Connaught's filling and packaging facility. The $2.7 million charge was expensed as other operating expenses in 1995.
     Interest income increased to $5.7 million in 1996 compared to $1.7 million in 1995. The increase reflects the proceeds from the Company's equity and convertible debt offerings in 1996, resulting in higher cash balances available for investment, partially offset by a decrease in interest rates which lowered the overall portfolio yield.
     Interest expense increased to $2.3 million in 1996 from $0.3 million in 1995, reflecting interest on the convertible subordinated notes issued in July 1996. Interest expense in 1996 is net of $0.3 million of interest capitalized against the new manufacturing facility and the pilot plant expansion.
     The 1996 net loss of $29.5 million, or $1.41 per common share, compared to a 1995 net loss of $22.7 million, or $1.41 per common share. Shares used in computing loss per share were 21.0 million and 16.1 million, respectively. The Company does not believe that inflation had a material effect on its financial statements.
     These results were consistent with the Company's objectives for the year and with the continued development of its immunotherapeutic and vaccine products. The factors affecting 1996 results may continue to affect near-term financial results.
     1995 COMPARED TO 1994
     Revenues in 1995 were $27.4 million compared to $18.9 million in 1994. Sales of CytoGam increased to $16.2 million in 1995 from $12.1 million in 1994, reflecting a 23% increase in units sold as well as the impact of two price increases since July 1, 1994. Contract revenues increased to $11.3 million from $6.8 million in 1994, primarily reflecting funding provided under the Company's strategic alliance with AHP.
     Cost of sales for CytoGam rose to $10.7 million in 1995 from $7.7 million in 1994, reflecting the increase in unit volume and an increase in product unit costs, which include the addition of a viral inactivation process, increased unit costs of plasma paste and increased costs for finished product acquired from a supplier. Research, development and clinical spending was $26.4 million in 1995 compared to $21.9 million in 1994, reflecting a research license payment of $2.0 million to BioTransplant, Incorporated ("BTI") for BTI-322, and increased expenditures for RespiGam and MEDI-493 RSV Monoclonal Antibody clinical studies. Selling, administrative and general expenses increased to $11.7 million in 1995 from $9.2 million in 1994, reflecting increased marketing expenditures for RespiGam, a $0.6 million charge recorded in the fourth quarter in connection with the settlement of the securities class action lawsuit that had been filed against the Company, and a $0.5 million charge recorded in the fourth quarter relating to certain expenditures associated with preparations for the construction of a manufacturing facility.
     In December 1995, the Company entered into a Stipulation of Settlement resolving a pending securities class action lawsuit against the Company. The Company recorded a charge of approximately $0.6 million in 1995 in connection with the settlement. The Company's insurers contributed the remaining $3.6 million in 1996, for a total settlement of $4.25 million.
     Other operating expenses include the charge for restructuring of the Connaught agreement as discussed above.
     Interest income of $1.7 million was earned in the year ended December 31, 1995 compared to $1.4 million in 1994, reflecting an increase in interest rates which improved overall portfolio yield. Interest expense of $0.3 million was incurred in both 1995 and 1994.
     The 1995 net loss of $22.7 million, or $1.41 per common share, compared to a 1994 net loss of $18.8 million, or $1.29 per common share. Shares used in computing loss per share were 16.1 million and 14.6 million, respectively.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and marketable securities were $114.8 million at 1996 year end compared to $38.0 million at 1995 year end. Working capital was $113.3 million at 1996 year end versus $38.0 million at 1995 year end.
     Net cash used in 1996 operating activities was $25.5 million compared to $15.9 million used in 1995 and $20.3 million used in 1994. The cash outflow from operations in 1996 reflected the net loss adjusted for depreciation and amortization and working capital changes. Working capital changes include: 1) a $7.1 million increase in trade and contract receivables due to significant fourth quarter sales of RespiGam; 2) a $5.6 million increase in accounts payable and accrued expenses, reflecting accrued costs associated with the MEDI-493 Phase 3 clinical trial, accrued manufacturing costs for production of the Company's two products, and accrued marketing and selling costs, including commissions; and 3) a $2.1 million increase in accrued interest reflecting interest due on the convertible subordinated notes, paid January 1997. The cash outflow from operations in 1995 reflected the net loss adjusted for depreciation and amortization and working capital changes, including a $1.9 million decrease in trade and contract receivables and a $2.2 million increase in accrued expenses primarily related to the amendment to the Connaught agreement.
     Cash flows from financing activities were $125.4 million in 1996 compared to $32.2 million in 1995. In February 1996, the Company completed a public offering of 3.45 million shares of common stock resulting in net proceeds of $58 million and in July 1996, the Company completed a private placement of $60 million aggregate principal amount of 7% convertible subordinated notes due 2003 for net proceeds of $58 million. Additionally, the Company received $9 million of proceeds from state government loans in connection with the financing of its new manufacturing facility. In 1995, the Company received $7.7 million from a private placement of the Company's common stock with a group of foreign institutional investors, $9.5 million from a sale of the Company's common stock to Baxter in connection with an alliance entered into in June 1995, and $15.0 million through a sale of the Company's common stock to AHP.
     Capital expenditures in 1996 were $22.7 million compared to $1.1 million in 1995. The 1996 expenditures include $17.5 million for the design and construction of the Company's new manufacturing facility located in Frederick, Maryland and the expansion of the pilot plant at the Gaithersburg headquarters. Additional expenditures were for land, laboratory equipment and administrative expansion. The 1995 expenditures included expenditures for additional laboratory and office equipment as well as initial design work for the new manufacturing facility.
     Capital expenditures in 1997 are expected to approximate $34 million, due mostly to the construction of the manufacturing facility and the expansion of the development pilot plant. These two projects are anticipated to cost a total of $56 million and are intended to be financed from the proceeds of the convertible debt offering and state and local loans totaling $11.8 million. The Company entered into an engineering, procurement, construction and validation services agreement with Fluor Daniel to design and construct the manufacturing facility in Frederick, Maryland. The agreement provides for an early completion bonus to Fluor Daniel if the facility is completed ahead of schedule or liquidated damages paid to the Company for certain delays. The facility, expected to employ 50 to 100 people, will provide capacity for the Company's immune globulin products and monoclonal antibody product candidates. The facility is expected to be completed and initial production commenced during 1998. There can be no assurance that when the facility is constructed appropriate regulatory approvals will be obtained to enable the use of the facility for production of the Company's products or product candidates. The Company's pilot plant expansion is intended to support the further production of materials for Phase 3 clinical trials and market entry requirements, if needed, for MEDI-493.
     In addition, the Company is obligated in 1997 to provide $14.5 million in funding for various clinical trials, research and development and license agreements with certain institutions. The Company's existing funds, together with funds contemplated to be generated from product sales and investment income are expected to provide sufficient liquidity to meet the anticipated needs of the business for at least the next 18 months, absent the occurrence of any unforeseen events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             BALANCE SHEETS
(in thousands, except share data)
                                         December 31,    December 31,
                                             1996            1995
                                          ----------      ----------
ASSETS
  Cash and cash equivalents                   $12,629        $14,165
  Marketable securities                       102,136         23,874
  Trade receivables, net                        8,123          2,687
  Contract receivables, net                     2,164          1,210
  Inventory, net                                6,060          6,027
  Other current assets                          1,713          1,027
                                            ----------     ----------
      Total Current Assets                    132,825         48,990
  Property and equipment, net                  29,087          8,255
  Other assets                                  2,059             87
                                            ----------     ----------
    Total Assets                             $163,971        $57,332
                                            ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable, trade                      $3,942         $2,318
  Accrued expenses                             10,509          6,538
  Accrued interest                              2,057             --
  Product royalties payable                     2,559          1,776
  Other liabilities                               469            337
                                            ----------     ----------
      Total Current Liabilities                19,536         10,969
  Long term debt                               70,874          1,984
  Other liabilities                               696            600
                                            ----------     ----------
     Total Liabilities                         91,106         13,553
                                            ----------     ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value;                 --             --
     authorized 5,524,525 shares;
     none issued or outstanding


  Common stock, $.01 par value;                   218            177
     authorized 60,000,000 shares;
     issued and outstanding 21,836,763
     and 17,706,137 at December 31,
     1996 and 1995, respectively
  Paid-in capital                             172,024        113,435
  Accumulated deficit                         (99,377)       (69,833)
                                            ----------     ----------
      Total Shareholders' Equity               72,865         43,779
                                            ----------     ----------
      Total Liabilities and                  $163,971        $57,332
           Shareholders' Equity             ==========     ==========
The accompanying notes are an integral part of these financial statements

Statements of Operations
(in thousands, except share data)

                                       For the year ended December 31,
                                      ---------------------------------
                                         1996         1995        1994
                                        --------     --------    --------
REVENUES
  Product sales                        $35,782       $16,173      $12,054
  Contracts                              5,317        11,263        6,804
                                        --------     --------    --------
    Total Revenues                      41,099        27,436       18,858
                                        --------     --------    --------
COSTS AND EXPENSES
  Cost of sales                         19,678        10,678        7,724
  Research and development              32,192        26,417       21,939
  Selling, administrative               22,165        11,719        9,161
     and general
  Other operating expenses                --           2,700         --
                                        --------     --------    --------
    Total Expenses                      74,035        51,514       38,824
                                        --------     --------    --------
Operating Loss                         (32,936)      (24,078)     (19,966)
  Interest income                        5,655         1,657        1,394
  Interest expense                      (2,263)         (250)        (256)
                                        --------     --------    --------
Net Loss                              $(29,544)     $(22,671)    $(18,828)
                                        ========     ========    ========
Loss Per Common Share                   $(1.41)       $(1.41)      $(1.29)
                                        ========     ========    ========
Shares Used in Computing
  Loss Per Common Share                 21,019        16,061       14,614
                                        ========     ========    ========
The accompanying notes are an integral part of these financial statements

Statements of Cash Flows
(in thousands)                               For the year ended December 31,
                                            --------------------------------
                                               1996       1995       1994
                                             --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $(29,544)  $(22,671)   $(18,828)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization               1,843      1,554       1,487
    Amortization of premium (discount) on
        marketable securities                     447       (418)        127
    Bad debt expense                              724          5          16
    Inventory reserve                            (409)       417        --
    Amortization of debt issue costs              155       --          --
    Amortization of deferred rent                  96        119         181
  Increase(decrease) in cash due to
    changes in assets and liabilities:
    Trade receivables                          (6,160)      (987)       (843)
    Contract receivables                         (954)     2,865      (3,119)
    Inventory                                     376       (945)     (2,029)
    Other assets                                 (641)     1,111         416
    Accounts payable and accrued expenses       5,595      2,154       1,673
    Product royalties payable                     783        818         523
    Accrued interest                            2,057       --         --
    Other liabilities                             119         35          92
                                             --------    --------   ---------
        Net cash used in operating            (25,513)   (15,943)    (20,304)
          activities
                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in securities available        (131,908)   (38,587)    (35,144)
    for sale
  Maturities of securities available           53,199     31,308      40,642
    for sale
  Capital expenditures                        (22,675)    (1,116)     (1,354)
                                             --------    --------   ---------
        Net cash (used in) provided by       (101,384)    (8,395)      4,144
          investing activities
                                             --------    --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common             58,630     32,256           1
    stock
  Proceeds from issuance of long               69,000       --         --
   term debt
  Deferred costs from convertible              (2,172)      --         --
    debt issuance
  Decrease in long term debt obligations          (97)      (103)       (113)
                                             --------    --------   ---------
        Net cash provided by (used in)        125,361     32,153        (112)
          financing activities
                                             --------    --------   ---------
Net (decrease) increase in cash and cash       (1,536)     7,815     (16,272)
    equivalents
Cash and cash equivalents at beginning         14,165      6,350      22,622
    of year
                                             --------    --------   ---------
Cash and cash equivalents at end of
    year                                      $12,629    $14,165      $6,350
                                             ========    ========   =========
The accompanying notes are an integral part of these financial statements.

Statements of Shareholders' Equity
(in thousands, except share data)

                         Common Stock,$.01 par
                           ---------------     Paid-in  Accumulated
                           Shares    Amount    Capital   Deficit    Total
                          ---------  -------   -------  ---------  -------
Balance,
  December 31, 1993       14,609,622    $146  $81,209   $(28,334)  $53,021

Common stock options
  exercised                    8,420      --        1          --        1

Net loss                          --      --       --    (18,828)  (18,828)
                            -------- -------    -------  --------  --------
Balance,
  December 31, 1994       14,618,042     146   81,210    (47,162)   34,194

Common stock options
  exercised                   43,817      --       92          --       92
Private placement of
  common stock, May
  1995,at $6.85 per
  share, net of under-
  writing commissions
  and expenses of $825     1,250,000      13    7,728          --    7,741
Private placement of
  common stock, June
  1995,at $11.49 per
  share, net of fees and
  expenses of $40            826,536       8    9,452          --    9,460
Private placement of
  common stock, October
  1995, at $15.50 per
  share, net of fees and
  expenses of $37            967,742      10   14,953          --    14,963
Net loss                          --      --       --    (22,671)   (22,671)
                            -------- -------  --------   --------   -------
Balance,
  December 31, 1995       17,706,137     177  113,435    (69,833)    43,779

Common stock options
  exercised                  288,484       3      700          --       703
Sale of common stock,
  February 1996 public
  offering at $18.00 per
  share, net of under-
  writing commissions
  and expenses of $4,173   3,450,000      34   57,893          --    57,927
Conversion of Series A
  Convertible Preferred
  Stock                      392,142       4       (4)         --       --
Net loss                          --      --       --    (29,544)   (29,544)
                            -------- -------   --------  --------  --------
Balance,
  December 31, 1996       21,836,763    $218  $172,024  $(99,377)   $72,865
                          ========== =======   ======== =========  ========

The accompanying notes are an integral part of these financial statements.


                  NOTES TO FINANCIAL STATEMENTS
         (in thousands, except share and per share data)

1.  ORGANIZATION
MedImmune, Inc. (the Company), a Delaware corporation, is a biotechnology company focused on the development and marketing of products for the prevention and treatment of infectious diseases and for use in transplantation medicine. The Company was originally incorporated on June 29, 1987 and commenced operations on April 22, 1988.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies applied in the preparation of these financial statements are as follows:

Cash and Cash Equivalents
    The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities
     Marketable securities include investments with original maturities of greater than three months having a remaining maturity of less than 24 months. The Company's securities are held for an unspecified period of time and may be sold to meet liquidity needs. The securities included as marketable securities are considered available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".
Amortized cost of marketable securities approximates market; therefore, no adjustment has been made to shareholders' equity as a result of changes in market value to these securities.
Interest income is accrued as earned.

Concentration of Credit Risk
     The Company has invested its excess cash generally in securities of the U.S. Treasury, U.S. government agencies, corporate debt securities, commercial paper and money market funds with strong credit ratings and deposits with a major bank. The Company has not experienced any significant losses on its investments. The Company sells its products primarily to a limited number of pharmaceutical wholesalers without requiring collateral. The Company periodically assesses the financial strength of these wholesalers and establishes allowances for anticipated losses when necessary.

Inventory
     Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average approach which approximates the first-in, first-out method. The Company receives revenues from sales of a by-product that results from production of the Company's principal products. These sales are accounted for as a reduction in the cost of the principal products.

Product Sales
     Product sales are recognized upon shipment of the product to wholesalers. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts, and Medicaid rebates. The Company maintains reserves at a level which management believes is sufficient to cover estimated future requirements. Allowances for discounts, returns, bad debts, chargebacks and Medicaid rebates, which are netted against accounts receivable, totaled $2,170 and $330 at December 31, 1996 and 1995, respectively. Product royalty expense is recognized concurrently with the recognition of product revenue. Royalty expense, included in cost of sales, was $4,282, $3,056 and $2,416 for the years ended December 31, 1996, 1995 and 1994, respectively.

Contract Revenues
     Contract revenues are recognized over the fixed term of the contract or, where appropriate, as the related expenses are incurred. Non-refundable fees or milestone payments in connection with research and development or commercialization agreements are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods.

Property and Equipment
     Property and equipment are stated at cost. Depreciation of laboratory and computer equipment is computed on the straight-line method based upon estimated useful lives ranging from 3 to 7 years. Amortization of leasehold improvements is computed on the straight-line method based on the shorter of the estimated useful life of the improvement or the term of the lease. Upon the disposition of assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of operations. Repairs and maintenance costs are expensed as incurred and were $537, $540 and $350 for the years ended December 31, 1996, 1995 and 1994, respectively.

Lease Expense
    Expense related to the facility lease is recognized on a straight-line basis over the lease term. The difference between rent expense incurred and the amount of rent paid is recorded as deferred rent and is included in other liabilities on the balance sheet.

Income Taxes
    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Earnings (Loss) Per Common Share
    Earnings (loss) per common share has been computed by dividing net earnings (loss) by the weighted average number of common shares and equivalents outstanding. Common share equivalents, representing shares issuable upon assumed exercise of stock options and warrants and conversion of debt, are included in the computation in periods where there are earnings and when common share equivalents would have a dilutive effect. Common share equivalents are not included in the computation in periods with a loss because they are antidilutive.

Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  INVENTORY
     Inventory at December 31, is comprised of the following:
                                    1996      1995
                                  ------     -----
          Raw materials           $2,073    $2,193
          Work in process          2,758     2,510
          Finished goods           1,229     1,324
                                  ------     -----
                                  $6,060    $6,027
                                  ======   =======


4. PROPERTY AND EQUIPMENT

      Property and equipment, stated at cost at December 31, is comprised of the following:

                                                  1996      1995
                                                 -----     -----
   Land                                        $ 1,521    $   --
   Leasehold improvements                        6,860      6,099
   Laboratory equipment                          7,427      5,254
   Office furniture, computers and equipment     3,235      1,854
   Construction in progress                     17,376        537
                                               -------    -------
                                                36,419     13,744
   Less accumulated depreciation and
       amortization                             (7,332)    (5,489)
                                               -------    -------
                                               $29,087     $8,255
                                               =======    =======

Construction in progress at December 31, 1996 includes $300 of capitalized interest related to the design and construction of the Company's manufacturing facility in Frederick, Maryland and for expansion of its pilot plant in Gaithersburg, Maryland.

5.  FACILITIES LEASES
      The Company entered into a 15-year lease beginning in November 1991, as amended in 1993 and 1996, for administrative and laboratory facilities in Gaithersburg, Maryland. Under the lease, the Company is obligated to pay a basic monthly rent which will increase 3% each lease year and in 1996 totaled $855. The lease also requires the Company to pay for utilities and its proportionate share of taxes, assessments, insurance and maintenance costs. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,113, $946 and $882, respectively. The
1995 and 1994 expenses are net of sublease rental receipts of approximately $140 per year from an affiliated company. The sublease agreement was terminated in October 1995.

      The Company's future minimum lease payments under the facility operating lease are as follows:

      Year ending December 31,
      -----------------------
      1997              $    991
      1998                 1,021
      1999                 1,052
      2000                 1,084
      2001                 1,116
      thereafter           6,008
                        --------
                        $ 11,272
                        ========


6.  LONG TERM DEBT
      Long term debt at December 31, is comprised of the following:

                                                 1996       1995
                                                -----      -----
    7% convertible subordinated notes, due
    2003                                      $60,000    $    --

    7.53% note due to Maryland Industrial
    Development Finance Authority, due 2007     5,000         --

    4% note due to Maryland Department of
    Business and Economic Development, due
    2016                                        4,000         --

    Notes payable to landlord, due through
    2006, interest 11.5%-13%                    1,992      2,089

                                               -------    -------
                                               70,992      2,089

    Less current portion                         (118)      (105)
                                               -------    -------
                                              $70,874     $1,984
                                              =======    =======

      The convertible subordinated notes were issued in July 1996 and are convertible at the option of the holder into 3,038,780 shares of the Company's common stock at a conversion price of $19.68 per share, subject to adjustments in certain events. The notes are not redeemable by the Company prior to July 7, 1999. After that date, the notes are redeemable with 30 days notice at a declining premium until the due date, plus accrued interest. The notes are subordinated to all senior debts of the Company including the state loans and the loans from the landlord. The

Company may be required to redeem the notes at amounts up to 107% of the principal amount in the event of a change in control of the Company.
      Principal and interest payments on the state notes begin in 1998. Pursuant to the terms of the agreements, the Company is required to meet certain financial and non-financial covenants including maintaining minimum cash balances and net worth ratios. Cash and cash equivalents at December 31, 1996 include a $400 compensating balance related to the notes. The notes are collateralized by the land, buildings and building fixtures of the new manufacturing facility. Additional loans of $2.8 million are also available and will be drawn down in 1997. The agreements include a provision for early retirement of the notes by the Company.
      Maturities of long term debt for the next five years are as follows: 1997, $118; 1998, $508; 1999, $678; 2000, $731 and 2001,
$789. Interest paid was $304, $250 and $256, for the years ended December 31, 1996, 1995 and 1994, respectively. The fair value of the Company's long term debt at December 31, 1996, based on quoted market prices or discounted cash flows based on currently available borrowing rates, was $74,040 compared to its carrying value of $70,992.

7.  EQUITY TRANSACTIONS
      In August 1996, the shareholders of the Company approved an increase in the authorized number of shares of common stock from 30 million shares to 60 million shares.
      The holders of the Series A Convertible Preferred Stock warrants agreed that if such warrants are exercised, the holders thereof will simultaneously exercise their right to convert the

Series A Convertible Preferred Stock received upon exercise of the warrants into 2,524,525 shares of common stock. The warrants, which expire on January 12, 2000, are exercisable at $1.00 per share. Pursuant to an amendment to the warrant agreement, the holders may elect a cashless exercise of the warrants for a reduced number of common shares based on a calculation of the fair market value of the common stock on the exercise date. During 1996, 415,873 of the Series A Convertible Preferred Stock warrants were exercised and converted through a cashless exercise into 392,142 shares of common stock. As of December 31, 1996, the Company has reserved 2,108,652 shares of common stock for issuance upon conversion of the Series A Convertible Preferred Stock. The holders of common stock issued upon conversion of the Convertible Preferred Stock have, subject to certain limitations, piggyback and demand registration rights.

8.  Common Stock Options
    In April 1991, the Board of Directors adopted the 1991
Plan, amended in March 1992 and March 1995, under which 3,500,000 shares of common stock were reserved for issuance upon exercise of options granted to employees, consultants and advisors of the Company. In May 1993, a Non-Employee Directors Stock Option Plan was approved by the shareholders under which 250,000 shares of common stock were reserved for issuance upon exercise of options granted to non-employee directors. The 1991 Plan provides for the grant of incentive and nonqualified stock options and the Non-Employee Directors Plan provides for the grant of nonqualified stock options. Both Plans are administered by the Compensation and Stock Committee of the Board of Directors. The maximum term of each option granted is 10 years. The option prices under the 1991 Plan and the Non-Employee Directors Plan are equal to the closing market price on the day prior to the date of grant.
      Prior to the establishment of these plans, the Board of Directors granted options and periodically set option prices. The Board of Directors established option prices, prior to the Company's initial public offering on May 8, 1991, based upon an evaluation of the fair market value of the Company's stock. Options normally vest on the anniversary date of the grant over a three to five year period. The Company has reserved a total of 4,237,730 shares of common stock for issuance under these plans as of December 31, 1996. Related stock option activity is as follows:

                  Options Granted
                     Prior to
                 Establishment of                            Non-Employee
                  the 1991 Plan           1991 Plan         Directors Plan
                ------------------    ------------------   -----------------
                             Wtd.                 Wtd.                Wtd.
                             Avg.                 Avg.                Avg.
                           Exercise             Exercise            Exercise
                            Price                 Price               Price
                 Shares      Per                   Per                 Per
                            Share      Shares     Share    Shares     Share
Balance,         845,985
Dec 31, 1993                         1,243,367              10,000
Granted                 -            1,130,728              30,000
Exercised         (8,420)                     -                  -
Cancelled        (15,400)             (920,113)                  -
                 --------             ---------            -------
Balance,
Dec 31, 1994     822,165             1,453,982              40,000
Granted                 -    $    -  1,175,600      $8.13   30,000     $12.58
Exercised        (31,800)      6.90    (11,017)      7.60        -          -
Cancelled           (200)       .80   (325,819)     11.46        -          -
                 --------             ---------            -------
Balance,
Dec 31, 1995     790,165       3.10  2,292,746      11.26   70,000      10.75
Granted                 -         -    814,400      17.02   15,000      17.00
Exercised       (232,804)       .64    (55,680)      9.96        -          -
Cancelled         (2,000)     51.00   (109,407)     13.07        -          -
                 --------             ---------            -------
                                                                 -
Balance,
Dec 31, 1996     555,361      $3.96  2,942,059     $12.81   85,000     $11.85
                 ========             =========            =======

As of December 31, 1996:
Range of exercise
prices              $.01 to 21.00      $3.50 to 43.75      $5.00 to 18.75

Wtd. Avg.
remaining
contractual life
for options
outstanding
(years)                  5.4                8.0                  8.1

Options
exercisable            555,361           1,056,105             30,000

Wtd. Avg.
exercise price of
options
exercisable             $3.96              $13.30              $10.96

     In February 1994, the Board of Directors authorized a Stock Option Exchange Program which offered participants in the 1991 Plan holding stock options with exercise prices of $15.00 or higher the choice to exchange their existing stock options for a lesser number of new stock options having an exercise price of $11.75, the fair market value on the date of grant, and a term of 8 1/2 years. As a result of the exchange program, 813,800 options shares were exchanged for 564,478 new option shares which resulted in the net cancellation of 249,322 option shares.
     Total option grants outstanding for all plans as of
December 31, 1996 were 3,582,420.  There were 490,310 and 165,000 shares available for future option grants at December 31, 1996 under the 1991 Plan and the Non-Employee Directors Plan, respectively.
     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) as they pertain to financial statement recognition of compensation expense attributable to option grants. As such, no compensation cost has been recognized on the Company's option plans. If the Company had elected to recognize compensation cost for the 1991 Plan and the Non-Employee Directors Plan consistent with SFAS 123, the Company's net loss and loss per share on a pro forma basis would be:
                                           1996      1995
                                          -----     -----
      Net loss - as reported            $29,544   $22,671
      Net loss - pro forma              $31,246   $23,850
      Loss per share - as reported        $1.41     $1.41
      Loss per share - pro forma          $1.49     $1.48

The pro forma expense related to the stock options is recognized over the vesting period, generally five years. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                               1996      1995
                                              -----     -----
       Risk-free interest rate                6.09%     6.76%
       Expected life of options - years           7         7
       Expected stock price volatility          75%       75%
       Expected dividend yield                  N/A       N/A

The weighted average fair value of options granted during 1996 and 1995 was $12.63 and $6.02 respectively.

9.  Co-Development and Co-Promotion Agreements
     On November 8, 1993, the Company signed definitive agreements with American Cyanamid Company to form an alliance in the United States for the development and marketing of three generations of products to prevent and treat respiratory syncytial virus (RSV) and for the marketing of a new anti-
infective product, ZOSYN, developed by American Cyanamid.   The
parties agreed to co-promote and share profits or losses on the Company's RSV product, RespiGam, which was licensed for marketing by the United States Food and Drug Administration on January 18, 1996. In 1994, AHP acquired American Cyanamid and in October 1995, AHP invested $15,000 in the Company through the purchase of 967,742 shares of common stock. In connection with this investment, the Company and AHP agreed to amend certain terms of agreements entered into concurrently with the formation of their 1993 alliance. Pursuant to these amendments, AHP's funding obligations and co-promotion rights with respect to the second generation RSV product being developed by the Company were terminated, and the Company returned its right to co-promote ZOSYN to AHP. In addition, the Company's obligation to co-fund and to co-promote an RSV vaccine being developed by AHP was converted into the right to receive royalties on any sales of this vaccine, and AHP was granted the right to receive royalties on any sales of the Company's second generation RSV product currently under development. The obligations undertaken by AHP in 1993 to fund certain costs related to RespiGam, to make certain milestone payments, including $4.5 million upon licensure by the FDA, and to co-promote RespiGam are unchanged. The $4.5 million milestone payment was received and recorded as contract revenue in 1996. Revenue of $4,791, $10,744, and $6,173 earned in 1996, 1995 and 1994, respectively, associated with these agreements is included as contract revenue in the accompanying statements of operations. Additionally, $4,299 of reimbursement for co-promotion activity has been netted against selling, general and administrative expense for the year ended
December 31, 1996.

10.  Connaught Agreement
     In December 1995, the Company and Connaught amended the agreement originally signed in 1992 under which the Company reacquired the rights to market CytoGam. The amendment provides for a reduction in the royalty rate to be paid by the Company on sales of CytoGam after September 30, 1995, and an agreement pursuant to which Connaught will fill and package the Company's immune globulin products through 1998. In connection with this amendment, the Company made a lump sum payment of $2.7 million in 1996 to Connaught upon completion of certain modifications to Connaught's filling and packaging facility. The $2.7 million charge is included as other operating expense in the accompanying statements of operations for the year ended December 31, 1995.

11.    INCOME TAXES
     The tax effects of the temporary differences giving rise to the Company's deferred tax assets at December 31, are as follows:

                                                1996        1995
                                              ------       -----
     Net operating loss carryforwards       $ 35,562    $ 24,924
     Other                                     4,377       3,113
                                             -------      ------
                                              39,939      28,037
     Valuation allowance                     (39,939)    (28,037)
                                             -------      ------
          Net deferred taxes                $     --    $     --
                                            ========    ========

     Realization of net deferred tax assets at the balance sheet date is dependent on future earnings which are uncertain. Accordingly, a full valuation allowance was recorded against the assets.
     As of December 31, 1996, the Company had net operating loss carryforwards available for federal income tax reporting expiring in years 2003 through 2011 amounting to $111.7 million. In addition, the Company has $2 million of general business credit carryforwards expiring through 2011.
     The total regular tax net operating loss available of $111.7 million includes $19.6 million which, when realized, will not affect financial statement income but will be recorded directly to shareholders' equity. The realization of net operating losses may be limited by Internal Revenue Code, Section 382.

12.  COMMITMENTS AND CONTINGENCIES
     Research, Development and License Agreements
     Baxter Healthcare Corporation. In June 1995 the Company entered into an exclusive, royalty-bearing license agreement with Baxter Healthcare Corporation ("Baxter") to commercialize RespiGam outside North America. Within its territory, Baxter will be responsible for funding clinical and regulatory activities and for manufacturing and marketing RespiGam. Upon the achievement of certain sales milestones, Baxter is obligated to reimburse the Company for certain previously funded research and development activities. Concurrent with the execution of the license agreement, Baxter also purchased 826,536 shares of common stock for $9.5 million.
     BioTransplant, Incorporated. In October 1995, the Company and BioTransplant, Incorporated ("BTI") formed a strategic alliance for the development of products to treat and prevent organ transplant rejection. The alliance is based upon the development of products derived from BTI's anti-CD2 antibody BTI-322, the Company's anti-T cell receptor antibody MEDI-500 and future generations of products derived from these two molecules, including, but not limited to, MEDI-507. Pursuant to the alliance, the Company received an exclusive worldwide license to develop and commercialize BTI-322 and any products based on BTI-322, with the exception of the use of BTI-322 in kits for xenotransplantation or allotransplantation. The Company has paid BTI $4 million in license fees and research support through December 31, 1996. The Company has assumed responsibility for clinical testing and commercialization of any resulting products.

BTI will receive additional research support and milestone payments which could total up to an additional $12 million, as well as royalties on any sales of BTI-322, MEDI-500, MEDI-507 and future generations of these products, if any.
     Other Agreements. The Company has entered into research, development and license agreements with various federal and academic laboratories and other institutions to develop further its products and technology and to perform clinical trials.
Under these agreements, the Company is obligated to provide funding of approximately $14,530 and $406 in 1997 and 1998, respectively. The Company has also agreed to make milestone payments in the aggregate amount of $3,020 on the occurrence of certain events such as the granting by the FDA of a license for product marketing in the United States for some of the product candidates covered by these agreements. In exchange for the licensing rights for commercial development of proprietary technology, the Company has agreed to pay royalties on sales using such licensed technologies.

     Construction Agreements
     The Company entered into an engineering, procurement, construction and validation services agreement with Fluor Daniel, Inc. ("Fluor") in July 1996 to design and construct the Company's manufacturing facility to be located on a 26 acre site in Frederick, Maryland. The $42.5 million contract price is being paid over an 18 month period based on achievement of certain milestones. In addition, the contract provides for an early completion bonus or liquidated damages if Fluor deviates from the agreed upon schedule. The facility will provide capacity for the production of the Company's immune globulin products; cell culture for other product candidates, including MEDI-493; filling and packaging; warehousing; laboratories and administration.

     Manufacturing, Supply and Purchase Agreements
     The Company has entered into manufacturing, supply and purchase agreements in order to provide production capability for CytoGam and RespiGam, and to provide a supply of human plasma for production of both products. No assurances can be given that an adequate supply of plasma will be available from the Company's suppliers. Human plasma for CytoGam and RespiGam is converted to an intermediate raw material (Fraction II+III paste) under a supply agreement. This intermediate material is then supplied to the manufacturer of the bulk product. The Company has an informal arrangement with the bulk manufacturer for planned production through June 1997 for $5,141, subject to production level adjustments. If the bulk manufacturer, which holds the sole product and establishment licenses from the FDA for the manufacture of CytoGam and RespiGam, is unable to satisfy the Company's requirements for both products on a timely basis or is prevented for any reason from manufacturing CytoGam and RespiGam, the Company may be unable to secure an alternative manufacturer without undue and materially adverse operational disruption and increased cost. The Company also has an agreement with Connaught to fill and package the Company's immune globulin products through 1998.

13.  PENSION PLAN
     The Company has a defined contribution 401(k) pension plan available to all full time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. There have been no employer contributions under the plan.

Report of Independent Accountants
To the Board of Directors and Shareholders MedImmune, Inc.
     We have audited the accompanying balance sheets of MedImmune, Inc. (the Company) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows and financial statement schedule for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                   COOPERS & LYBRAND L.L.P.
Rockville, Maryland
February 6, 1997

Report of Management

     The management of the Company is responsible for the preparation of the financial statements and related financial information included in this annual report. The statements were prepared in conformity with generally accepted accounting principles, and accordingly, include amounts that are based on informed estimates and judgments.
     Management maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and accurately recorded.
The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal accounting control and that the costs of such systems should not exceed the benefits expected to be derived. The Company continually reviews and modifies these systems, where appropriate, to maintain such assurance. The system of internal controls includes careful selection, training and development of operating and financial personnel, well defined organizational responsibilities and communication of Company policies and procedures throughout the organization.
     The selection of the Company's independent accountants, Coopers & Lybrand L.L.P., has been approved by the Board of Directors and ratified by the shareholders. The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the Company's independent accountants and management to review the financial statements and related information and to confirm that they are properly discharging their responsibilities. In addition, the independent accountants and the Company's legal counsel meet with the Audit Committee, without the presence of management, to discuss their findings and their observations on other relevant matters. Recommendations made by Coopers & Lybrand L.L.P. are considered and appropriate action is taken to respond to these recommendations.



Wayne T. Hockmeyer, Ph.D.        David M. Mott
Chairman and Chief Executive     President and Chief Operating
Officer                          Officer



Lawrence C. Hoff
Chairman of the Audit Committee



     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                            PART III
 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MEDIMMUNE, INC.

     Information with respect to directors is included in the Company's Proxy Statement to be filed pursuant to Regulation 14A (the "Proxy Statement") under the caption "Election of Directors," and such information is incorporated herein by reference. Set forth in Part I, Item 1, are the names and ages (as of February 6, 1997), the positions and offices held by, and a brief account of the business experience during the past five years of each executive officer.

     All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

                ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" and the information set forth under the caption "Election of Directors-
Director Compensation" included in the Proxy Statement are incorporated herein by reference.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

     The common stock information in the section entitled
"Principal Shareholders" of the Proxy Statement is incorporated herein by reference.


    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The  section entitled "Certain Transactions" of  the  Proxy
Statement is incorporated herein by reference.

PART IV
 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
                            FORM 8-K

     The following documents or the portions thereof indicated are filed as a part of this report.

a)   Documents filed as part of the Report

1.   Financial Statements and Supplemental Data

          a.   Balance Sheets at December 31, 1996 and 1995

          b.   Statements of Operations for the years ended
               December 31, 1996, 1995 and 1994

          c.   Statements of Cash Flows for the years ended
               December 31, 1996, 1995 and 1994

          d. Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

          e.   Notes to Financial Statement

          f.   Report of Independent Accountants

          g.   Report of Management


     2.   Supplemental Financial Statement Schedule

               Schedule I - Valuation and Qualifying Accounts Page S-1

b)   Reports on Form 8-K
     Date Filed      Event Reported
     10/4/96         MedImmune Reports 63 Percent Increase in
                     Product Sales

     11/22/96 MedImmune Promotes William I. Braden to Vice President, Engineering, Facilities and Validation; MedImmune Commences Phase 3 Trial to Evaluate Respiratory Syncytial Virus Monoclonal Antibody; MedImmune appoints former Chiron Executive to Vice President of Business Development

     11/25/96 Complete H. Pylori Genome Sequence Licensed to Oravax and Pasteur Merieux Connaught in Exclusive Agreement with MedImmune and Human Genome Sciences for Development of Novel Vaccines

     12/11/96        MedImmune Files IND to Begin Human Clinical
                     Trials for First Preventative Human
                     Papillomavirus Vaccine Candidate

     12/17/96 MedImmune Announces Second U. S. Patent Issued for RespiGam; MedImmune Completes Patient Enrollment in Phase 3 Trial of Monoclonal Antibody for Respiratory Syncytial Virus

     12/18//96       MedImmune and Biotransplant Begin Phase 2
                     Trial Evaluating BTI-322 in Treatment of
                     Graft-versus-Host Disease


C)   ITEM 601 EXHIBITS

     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated by reference.

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MEDIMMUNE, INC.

Date:  March 27, 1997                By:  Wayne T. Hockmeyer
                                     Chairman and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Date: March 27, 1997                 Wayne T. Hockmeyer
                                     Chairman and
                                     Chief Executive Officer
                                     (Principal executive officer)

Date:  March 27, 1997                David M. Mott
                                     President and Chief
                                     Operating Officer (Principal
                                     financial and accounting officer)

Date:  March 27, 1997                M. James Barrett, Director


Date:  March 27, 1997                James H. Cavanaugh, Director


Date:  March 27, 1997                Gordon S. Macklin , Director


Date:  March 27, 1997                Franklin H. Top, Jr., Director

Date:  March 27, 1997                Barbara Hackman Franklin, Director

Schedule I
                             MedImmune, Inc.
                    Valuation and Qualifying Accounts
                             (in thousands)

                             Balance
                               at                             Balance
                            beginning                          at end
                                of                               of
       Description           period    Additions   Deductions  period
--------------------------  ---------  ----------  ---------- -------
For the year ended
 December 31, 1996
 Trade and Contract
Receivables Allowance            $309      $2,136    ($1,020)   $1,425
 Trade Receivables Bad
     Debt Reserve                  21         724          --      745
 Inventory Reserve                417         249       (658)        8
                               ------      ------      ------   ------
                                 $747      $3,125    ($1,694)   $2,178
                               ======      ======      ======   ======

For the year ended
 December 31, 1995
 Trade and Contract
Receivables Allowance            $272        $498      ($461)     $309
 Trade Receivables Bad
     Debt Reserve                  16           5          --       21
  Inventory Reserve                --         500        (83)      417
                               ------      ------      ------   ------
                                 $288      $1,003      ($544)     $747
                               ======      ======      ======   ======

For the year ended
 December 31, 1994
 Trade and Contract
Receivables Allowance            $344        $330      ($402)     $272
 Trade Receivables Bad
     Debt Reserve                  --          16          --       16
 Inventory Reserve                 --          --          --       --
                               ------      ------      ------   ------
                                 $344        $346      ($402)     $288
                               ======      ======      ======   ======

                                   S-1


c)        Item 601 Exhibits

 3.1(4)     Restated Certificate of Incorporation, dated May 14, 1991
 3.2(3)     By-Laws, as amended
10.1(1)(3)  License Agreement dated November 15, 1990 between the
            Company and Merck & Co., Inc. ("Merck")
10.2(3)     Plasma Supply Agreement dated May 31, 1990 between the
            Company and Plasma Alliance, Inc.
10.3(3)     Termination Agreement dated June 29, 1990 between the
            Company and Pediatric Pharmaceuticals, Inc. ("PPI")
            (formerly MedImmune, Inc.)
10.4(3)     RSV Research Agreement dated August 1, 1989 between the
            Company, PPI and the Massachusetts Health Research
            Institute, Inc. ("MHRI")
10.5(3)     RSV License Agreement dated August 1, 1989 between the
            Company, PPI and MHRI
10.6(3)     RSV Supply Agreement dated August 1, 1989 between the
            Company, PPI, MHRI and the Massachusetts Public Health
            Biologic Laboratory ("MPHBL")
10.7(3)     CMV License Agreement dated April 23, 1990 between the
            Company and MHRI
10.8(3)     First Amendment to CMV License Agreement dated May 3, 1991 between the Company and MHRI
10.9(3)     CMV Research Agreement dated April 23, 1990 between the
            Company, MHRI and MPHBL
10.10(3)    License Agreement dated November 8, 1989 between the
            Company, PPI, and the Henry M. Jackson Foundation for the
            Advancement of Military Medicine ("HMJ")
10.11(3)    Research Agreement dated November 8, 1989 between the
            Company, PPI and HMJ
10.12(1)(3) Research and License Agreement dated April 1, 1990 between the Company and New York University
10.13(1)(3) Research and License Agreement dated January 2, 1991 between the Company and the University of Pittsburgh
10.14(3)    Patent License Agreement between the Company and the
            National Institutes of Health regarding parvovirus
10.15(3)    License Agreement dated September 1, 1988 between the
            Company and Albany   Medical College of Union College
10.16(3)    License Agreement dated July 5, 1989 between the Company,
            Albert Einstein College of Medicine of Yeshiva University,
            The Whitehead Institute and Stanford University
10.17(3)    License Agreement dated July 1, 1989 between the Company
            and the National Technical Information Service ("NTIS")
10.18(3)    License Agreement dated September 1, 1989 between the
            Company and NTIS
                                   E-1

10.19(5)    Form of Stock Option Agreement, as amended
10.20(3)    Convertible Preferred Stock and Warrant Purchase Agreement
            between HCV, Everest Trust and the Company dated January
            12, 1990 with form of Warrant
10.21(3)    Restated Stockholders' Agreement dated May 15, 1991
10.22(3)    Lease Agreement between Clopper Road Associates and the
            Company dated February 14, 1991
10.23(7)    1991 Stock Option Plan
10.24(3)    Sublease between the Company and Pharmavene, Inc.
10.25(4)    Agreement between New England Deaconess Hospital
            Corporation and the Company, dated as of August 1, 1991
10.26(1)(4) Research Collaboration Agreement between Merck and the
            Company effective as of November 27, 1991
10.27(1)(4) Co-promotion Agreement between Merck and the Company effective as of November 27, 1991
10.28(1)(4) License Agreement between Merck and the Company effective as of November 27, 1991
10.29(1)(5) Letter Agreement between Merck and the Company, dated
            January 26, 1993
10.30(1)(5) Termination, Purchase and Royalty Agreement between CLI and the Company, dated December 24, 1992
10.30.1(1)(12)Amendment to Termination, Purchase and Royalty
            Agreement between Connaught Technology Corporation and
            MedImmune, Inc. dated December 31, 1995
10.31(1)(5) Research and License Agreement between Cell Genesys, Inc.
            and the Company, dated April 29, 1992
10.31(a)(5) Unredacted pages 2-5 of Exhibit 10.31
10.32(5)    Form of 1993 Non-Employee Director Stock Option Plan
10.33(1)(8) Sponsored Research and License Agreement between Georgetown
            University and the Company dated February 25, 1993
10.34(1)(8) License Agreement between Roche Diagnostic Systems, Inc.
            and the Company dated March 8, 1993
10.35(1)(8) Pip/Tazo Co-Promotion Agreement between American Cyanamid
            Company and the Company dated November 8, 1993
10.35.1(12) Agreement dated October 26, 1995 between American Cyanamid
            Company and the Company
10.36(1)(8) RSVIG Co-Development and Co-Promotion Agreement between
            American Cyanamid Company and the Company dated November 8,
            1993
10.36.1(12) Agreement dated October 26, 1995 between American Cyanamid
            Company and the Company
10.37(1)(8) RSV MAB Co-Development and Co-Promotion Agreement between
            American Cyanamid Company and the Company dated November 8,
            1993

                                   E-2

10.37.1(12) Agreement dated October 26, 1995 between American Cyanamid
            Company and the Company
10.38(1)(8) RSV Vaccine Co-Development and Co-Promotion Agreement
            between American Cyanamid Company and the Company dated
            November 8, 1993
10.38.1(12) Agreement dated October 26, 1995 between American Cyanamid
            Company and the Company
10.39(1)(10)Fraction II + III Paste Supply Agreement between Baxter
            Healthcare Corporation and the Company dated September 1,
            1994
10.40(11)   Employment Agreement between David P. Wright and the
            Company dated January 2, 1995
10.41(11)   Employment Agreement between Bogdan Dziurzynski and the
            Company dated February 1, 1995
10.42(11)   Employment Agreement between Wayne T. Hockmeyer and the
            Company dated February 1, 1995
10.43(11)   Employment Agreement between David M. Mott and the Company dated February 1, 1995
10.44(11)   Employment Agreement between Franklin H. Top, Jr. and the
            Company dated February 1, 1995
10.45(11)   Employment Agreement between James F. Young and the Company dated February 1, 1995
10.46(1)(11)License Agreement between Symbicom AB and the Company dated
            May 20, 1994
10.47(1)(11)License Agreement between the University of Kentucky
            Research Foundation and the Company effective  June 10,
            1994
10.48(1)(11)Research and Development Agreement between the University of Kentucky Research Foundation and the Company effective
            June 10, 1994
10.49(1)(11)Research and License Agreement between Washington
            University and the Company effective July 1, 1994
10.50(1)(11)Research and License Agreement between Washington
            University and the Company effective  March 1, 1995
10.51(1)(9) License Agreement between Baxter Healthcare Corporation and
            MedImmune, Inc. effective June 2, 1995
10.52(1)(9) Stock Purchase Agreement between Baxter Healthcare
            Corporation and MedImmune, Inc. dated June 22, 1995
10.53(1)(10) Alliance Agreement between BioTransplant, Inc. and
            MedImmune, Inc. dated October 2, 1995
10.54(12)   Stock Purchase Agreement dated October 25, 1995 between
            MedImmune, Inc. And American Home Products
10.55(2)(12)Collaboration and License Agreement dated as of July 27,
            1995 between MedImmune, Inc. And Human Genome Sciences,
            Inc.
                                   E-3

10.56(12)   Stipulation of Settlement in reference to MedImmune, Inc.
            Securities Litigation, Civil Action No. PJM93-3980
10.57(2)(13)Plasma Supply Agreement dated effective as of February 8,
            1996, by and between DCI Management Group, Inc. and
            MedImmune, Inc.
10.58(2)(13)License and Research Support Agreement dated as of April
            16, 1996, between The Rockefeller University and MedImmune,
            Inc.
10.59       First Amendment of Lease Between Clopper Road Associates
            and MedImmune, Inc. dated June 8, 1993.
10.60       Second Amendment of Lease Between Clopper Road Associates
            and MedImmune, Inc. dated June 30, 1993.
10.61       Third Amendment of Lease between Clopper Road Associates
            and MedImmune, Inc. effective as of January 1, 1995.
10.62       Fourth Amendment of Lease between Clopper Road Associates
            and MedImmune, Inc. dated October 3, 1996.
10.63       Fifth Amendment of Lease between Clopper Road Associates
            and MedImmune, Inc. dated October 3, 1996.
10.64(2)    Engineering, Procurement, Construction and Validation
            Services Agreement between MedImmune, Inc. and Fluor
            Daniel, Inc. effective as of July 31, 1996.
10.65(2)    Research and License Agreement between OraVax Merieux Co.
            and MedImmune, Inc. effective as of November 1, 1996.
23.1        Consent of Independent Accountants
______________
(1)         Confidential treatment has been granted as to certain
            portions by the SEC. The copy filed as an exhibit omits the information subject to the confidentiality grant.
(2)         Confidential treatment has been requested as to certain
            portions. The copy filed as an exhibit omits the information subject to the confidentiality request.
(3)         Incorporated by reference to exhibit filed in connection
            with the Company's Registration Statement No. 33-39579.
(4)         Incorporated by reference to exhibit filed in connection
            with the Company's Registration Statement No. 33-43816.
(5)         Incorporated by reference to exhibit filed in connection
            with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(6)         Incorporated by reference to exhibit filed in connection
            with the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
(7)         Incorporated by reference to exhibit filed in connection
            with the Company's Registration Statement No. 33-46165.


                                   E-4

(8) Incorporated by reference to exhibit filed in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
(9) Incorporated by reference to exhibit filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(10) Incorporated by reference to exhibit filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(11) Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31, 1994.
(12) Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31, 1995.
(13) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996.