Form 10-Q
period 1997-03-31
MEDIMMUNE INC /DE
filed 1997-05-15
CIK 873591

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                              FORM 10-Q



{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1997, 21,901,918 shares of Common Stock, par value $0.01 per share, were outstanding.







                         MEDIMMUNE, INC.
                       Index to Form 10-Q



Part I  Financial                                         Page

     Item 1.        Financial Statements

               Balance Sheets                               1
               Statements of Operations                     2
               Condensed Statements of Cash Flows           3
               Notes to Financial Statements              4-5

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                              6-7

Part II  Other Information                                8-9

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security
               Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K


     CytoGam and RespiGam are registered trademarks of the Company.



                       ITEM 1.  FINANCIAL STATEMENTS
                              MEDIMMUNE, INC.
                               BALANCE SHEETS
(in thousands, except share data)
                                                    March 31    December 31,
                                                      1997          1996
                                                   ----------    ----------
ASSETS:                                            (Unaudited)
  Cash and cash equivalents                             $5,989       $12,629
  Marketable securities                                 86,979       102,136
  Trade receivables, net                                 6,036         8,123
  Contract receivables, net                              1,802         2,164
  Inventory, net                                         8,998         6,060
  Other current assets                                   1,854         1,713
                                                    ----------    ----------
    Total Current Assets                               111,658       132,825
  Property and equipment, net                           41,536        29,087
  Other assets                                           2,379         2,059
                                                    ----------    ----------
    Total Assets                                      $155,573      $163,971
                                                    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                      $3,175        $3,942
  Accrued expenses                                      16,277        10,509
  Product royalties payable                              1,431         2,559
  Accrued interest                                       1,232         2,057
  Other current liabilities                                514           469
                                                    ----------    ----------
    Total Current Liabilities                           22,629        19,536
  Long term debt                                        73,245        70,874
  Other liabilities                                        714           696
                                                    ----------    ----------
    Total Liabilities                                   96,588        91,106
                                                    ----------    ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    5,524,525 shares; none issued or outstanding            --            --
  Common stock, $.01 par value; authorized
    60,000,000 shares; issued and outstanding
    21,901,918 at March 31, 1997 and
    21,836,763 at December 31, 1996                        219           218
  Paid-in capital                                      172,465       172,024
  Accumulated deficit                                 (113,699)      (99,377)
                                                    ----------    ----------
    Total Shareholders' Equity                          58,985        72,865
                                                    ----------    ----------
      Total Liabilities and Shareholder's Equity      $155,573      $163,971
                                                    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                               (1)

                          MEDIMMUNE, INC.
                      STATEMENTS OF OPERATIONS
                            (Unaudited)

  (in thousands except per share data)

                                                  For the
                                             three months ended
                                                 March 31,
                                              1997         1996
                                              --------    --------
  REVENUES:
    Product sales                              $10,131      $6,624
    Contracts                                        7       4,810
                                              --------    --------
      Total revenues                            10,138      11,434
                                              --------    --------
  COSTS AND EXPENSES:
    Cost of sales                                5,215       4,059
    Research and development                    13,368       5,393
    Selling, administrative and general          6,436       4,357
                                              --------    --------
      Total expenses                            25,019      13,809
                                              --------    --------
  Operating Loss                               (14,881)     (2,375)
    Interest income                              1,538         868
    Interest expense                              (979)        (61)
                                              --------    --------
  Net Loss                                    ($14,322)    ($1,568)
                                              ========    ========
  Loss Per Common Share                         ($0.65)     ($0.08)
                                              ========    ========
  Shares Used in Computing
    Loss Per Share                              21,874      19,294
                                              ========    ========

The accompanying notes are an integral part of these financial statements.





                               (2)



                MEDIMMUNE, INC.
       CONDENSED STATEMENTS OF CASH FLOWS
                  (Unaudited)
(in thousands)
                                                       For the
                                                 three months ended
                                                      March 31,
                                                    1997      1996
                                                  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        ($14,322)   ($1,568)
  Noncash items:
    Depreciation and amortization                      493        425
    Amortization of premium (discount) on
        marketable securities                          274       (164)
    Other                                               99         21
  Other changes in assets and liabilities            2,058     (1,418)
                                                  --------  ---------
        Net cash used in operating activities      (11,398)    (2,704)
                                                  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in marketable securities      14,883    (35,962)
  Capital expenditures                             (12,942)    (1,514)
                                                  --------  ---------
        Net cash provided by (used in)               1,941    (37,476)
           investing activities                   --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common
        stock and exercise of stock options            442     58,380
  Increase (decrease) in long term debt              2,375        (25)
                                                  --------  ---------
        Net cash provided by financing
         activities                                 2,817     58,355

                                                  --------   --------
Net (decrease) increase in cash and cash
    equivalents                                     (6,640)    18,175
Cash and cash equivalents at beginning
    of period                                       12,629     14,165
                                                  --------  ---------
Cash and cash equivalents at end of period          $5,989    $32,340
                                                  ========  =========

The accompanying notes are an integral part of these financial statements.

                               (3)


                         MEDIMMUNE, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

General
The financial information presented as of March 31, 1997, and for the periods ended March 31, 1997 and 1996, is unaudited. In the opinion of the Company's management, the financial information contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of such financial information.

Inventory
Inventory is comprised of the following (in thousands):

                         March 31, 1997    December 31, 1996
                         --------------    -----------------
      Raw Materials              $4,393               $2,073
      Work in Process             3,614                2,758
      Finished Goods                991                1,229
                                 ------               ------
                                 $8,998               $6,060
                                 ======               ======

Property and Equipment
Property and equipment, stated at cost, is comprised of the following (in thousands):

                                            March 31,    December 31,
                                                 1997            1996
                                           ----------     -----------
      Land                                     $1,521          $1,521
      Leasehold improvements                    7,313           6,860
      Laboratory equipment                      7,610           7,427
      Office furniture, computers,
      and equipment                             3,414           3,235
      Construction in progress                 29,503          17,376
                                             --------        --------
                                               49,361          36,419
      Less accumulated depreciation and
      amortization                             (7,825)         (7,332)
                                             --------        --------
                                              $41,536         $29,087
                                             ========        ========


                               (4)



Property and equipment at March 31, 1997 includes $0.6 million of capitalized interest related to the design and construction of the Company's manufacturing facility in Frederick, Maryland and its pilot plant facility in Gaithersburg, Maryland.

Long Term Debt
The Company drew down $2.4 million of a total of $2.8 million of 4% State notes that were available in first quarter 1997. The remaining $0.4 million will be drawn down in the second quarter. Principal and interest payments on the notes begin in 1998.

Earnings per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, effective for financial statements for both interim and annual periods ending after December 15, 1997. This Statement replaces the existing presentation of primary and fully diluted earnings per share with basic and diluted earnings per share.
The changes in calculation and presentation are not expected to have a material effect on the Company's disclosure of earnings per share.








                               (5)



ITEM 2.

                         MEDIMMUNE, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Product sales grew to $10.1 million in first quarter 1997 from $6.6 million in first quarter 1996, an increase of 53%. CytoGam sales increased 20% to $5.0 million from $4.2 million in first quarter 1996. Sales of RespiGam increased 109% to $5.2 million in first quarter 1997 from $2.5 million in first quarter 1996. Supply constraints limited first quarter 1997 sales of RespiGam. Contract revenue in the 1996 first quarter of $4.5 million includes final milestone and research funding payments under the Company's strategic alliance with American Home Products ("AHP"), formerly American Cyanamid Company. Under the terms of the alliance, the Company and AHP share in the profits or losses of RespiGam; reimbursements or payments under this arrangement are deducted from or added to operating expenses.

Cost of sales increased to $5.2 million in first quarter 1997 from $4.1 million in first quarter 1996, an increase of 28%.
This increase was primarily attributable to a 48% increase in unit volume for CytoGam and RespiGam, offset by a reduction in the per unit costs of both CytoGam and RespiGam due to lower production costs. Per unit costs in 1996 were also impacted by finished product inventory purchased from a third party at a higher cost, as well as a one-time write-off of $0.3 million for inventory produced while conducting RespiGam clinical trials. Research, development and clinical spending increased 148% to $13.4 million in this year's quarter from $5.4 million in last year's quarter, reflecting the costs of conducting the Company's 1,502 patient Phase 3 MEDI-493 (RSV monoclonal antibody) clinical trial. Selling, administrative and general expenses increased to $6.4 million in this year's quarter versus $4.4 million in the 1996 quarter, an increase of 48%. This increase was primarily a result of marketing expenses incurred for RespiGam and the full quarter effect of expenses associated with the expansion of the sales force for RespiGam, partially offset by reimbursement from AHP for their share of RespiGam product line loss for the quarter. An additional $0.2 million increase in general and administrative expenses was incurred primarily due to non-capitalizable labor costs incurred in connection with construction of the Company's Frederick manufacturing facility.


                               (6)



Interest income of $1.5 million was earned in the 1997 first quarter, compared to $0.9 million in the first quarter of 1996 reflecting higher cash balances available for investment and an increase in interest rates which improved the overall portfolio yield. Interest expense of $1.0 million, reflecting interest due on the convertible debt issued in July 1996, was incurred in the 1997 quarter versus $0.1 million in the 1996 quarter.

The net loss incurred in the 1997 first quarter was $14.3 million, or $0.65 per common share, compared to a net loss for the first quarter of 1996 of $1.6 million, or $0.08 per common share. Shares used in computing loss per share were 21.9 million and 19.3 million for the 1997 and 1996 quarters, respectively.

These results were consistent with the Company's objectives for the quarter and with the continued development of its products. Quarterly financial results may vary significantly due to seasonality of RespiGam product sales, fluctuation in sales of CytoGam, research funding and expenditures for research, development and marketing programs. RespiGam sales are expected to occur primarily during, and in proximity to, the RSV season, which typically occurs between November and April in the United States. No assurances can be given that adequate product supply will be available to meet demand. In the second quarter of 1997, the Company anticipates substantial research and development expenses, primarily reflecting costs to complete the Phase 3 MEDI-493 clinical trial. These costs are expected to decrease significantly in the third and fourth quarters once the trial concludes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at March 31, 1997 were $93.0 million compared to $114.8 million at 1996 year end. Net cash used in operating activities in the three months ended March 31, 1997 was $11.4 million, reflecting primarily the net loss for the period and an increase in plasma inventory, offset by increased accruals for clinical trial expenses and a decrease in accounts receivable. Capital expenditures of $12.9 million for the three months were primarily for construction of the manufacturing facility, expansion of the pilot plant, and lab equipment. The total cost for the construction of the manufacturing facility and the expansion of the pilot plant is expected to be approximately $56 million, of which $33.1 million had been spent as of March 31, 1997. The Company's existing funds at March 31, 1997, together with funds expected to be generated from product sales and investment income are expected to provide sufficient liquidity to meet the anticipated needs of the business for at least the next 12 months, absent the occurrence of any unforeseen events.

                               (7)

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

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of  Matters to a Vote of  Security Holders -
          [Change in number of authorized shares]

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:

               10.66 Employment Agreement, dated as of April 1, 1997 by and between Wayne T. Hockmeyer and MedImmune, Inc.
               10.67 Employment Agreement, dated as of April 1, 1997 by and between David M. Mott amd MedImmune, Inc.
               10.68 Employment Agreement, dated as of April 1, 1997 by and between Franklin H. Top, Jr. and MedImmune, Inc.
               10.69 Employment Agreement, dated as of April 1, 1997 by and between David P. Wright and MedImmune, Inc.
               10.70 Employment Agreement, dated as of April 1, 1997 by and between James F. Young and MedImmune, Inc.
               10.71 Employment Agreement, dated as of April 1, 1997 by and between Bogdan Dziurzynski and MedImmune, Inc.

                               (8)


          (b)  Reports on Form 8-K:
               Report Date  Event reported
               1/8/97       MedImmune Reports the Publication of
                            RespiGam "PREVENT" Study Results in
                            this Month's Issue of Pediatrics

               2/3/97       MedImmune Begins Clinical Trial with
                            the First Preventative Human
                            Papillomavirus Vaccine Candidate

               2/6/97       MedImmune Reports Product Sales
                            Increase 250 Percent for Q4 1996 -
                            Successful launch of new product to
                            prevent serious RSV in infants

               3/10/97      MedImmune Reports First MEDI-493
                            Clinical Trial Results

               3/20/97 MedImmune Reports Results from Double-Blind, Placebo-Controlled, Phase 1/2
                            Clinical Trial of MEDI-493



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDIMMUNE, INC.
                              (Registrant)



Date: May 15, 1997            David M. Mott
                              President and
                              Chief Operating Officer
                              (Principal accounting and
                              financial officer)













                               (9)