Form 10-Q
period 1997-06-30
MEDIMMUNE INC /DE
filed 1997-08-14
CIK 873591

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q



{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1997, 23,766,937 shares of Common Stock, par value $0.01 per share, were outstanding.

                              MEDIMMUNE, INC.
                            Index to Form 10-Q



Part I  Financial                                         Page

     Item 1.   Financial Statements
                 Balance Sheets                             1
                 Statements of Operations                   2
                 Condensed Statements of Cash Flows         3
                 Notes to Financial Statements            4-6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                              7-9

Part II  Other Information                              10-12

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
                               BALANCE SHEETS
(in thousands, except share data)
                                                    June 30,    December 31,
                                                      1997          1996
                                                   ----------    ----------
ASSETS:                                            (Unaudited)
  Cash and cash equivalents                             $2,001       $12,629
  Marketable securities                                 61,892       102,136
  Trade receivables, net                                 3,166         8,123
  Contract receivables, net                              4,157         2,164
  Inventory, net                                        15,959         6,060
  Other current assets                                   2,424         1,713
                                                    ----------    ----------
    Total Current Assets                                89,599       132,825
  Property and equipment, net                           51,634        29,087
  Other assets                                           2,608         2,059
                                                    ----------    ----------
    Total Assets                                      $143,841      $163,971
                                                    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                      $1,141        $3,942
  Accrued expenses                                      12,939        10,509
  Product royalties payable                              1,886         2,559
  Accrued interest                                       2,339         2,057
  Other current liabilities                                968           469
                                                    ----------    ----------
    Total Current Liabilities                           19,273        19,536
  Long term debt                                        76,759        70,874
  Other liabilities                                        734           696
                                                    ----------    ----------
    Total Liabilities                                   96,766        91,106
                                                    ----------    ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    5,524,525 shares; none issued or outstanding            --            --
  Common stock, $.01 par value; authorized
    60,000,000 shares; issued and outstanding
    23,766,937 at June 30, 1997 and
    21,836,763 at December 31, 1996                        238           218
  Paid-in capital                                      172,745       172,024
  Accumulated deficit                                 (125,908)      (99,377)
                                                    ----------    ----------

    Total Shareholders' Equity                          47,075        72,865
                                                    ----------    ----------
    Total Liabilities and Shareholders' Equity        $143,841      $163,971
                                                    ==========    ==========

The accompanying notes are an integral part of these financial statements.
                               (1)

                          MEDIMMUNE, INC.
                      STATEMENTS OF OPERATIONS
                            (Unaudited)

  (in thousands except per share data)

                                  For the                  For the
                            three months ended        six months ended
                                    June 30,                June 30,
                               -----------------        -----------------
                                1997      1996           1997      1996
                              -------   -------        -------   -------
 Revenues:
   Product sales               $  6,225  $  6,830       $ 16,356  $ 13,454
   Contracts                        186        97            193     4,907
                               --------  --------       --------  --------
           Total revenue          6,411     6,927         16,549    18,361
                               --------  --------       --------  --------

 Costs and Expenses:
   Cost of sales                  3,430     4,063          8,645     8,122
   Research and development      10,573     6,849         23,941    12,242
   Selling, administrative
     and general                  4,956     4,202         11,392     8,559
                               --------  --------       --------  --------
           Total expenses        18,959    15,114         43,978    28,923
                               --------  --------       --------  --------

 Operating Loss                 (12,548)   (8,187)       (27,429)  (10,562)

      Interest income             1,181     1,206          2,719     2,074
      Interest expense             (842)      (59)        (1,821)     (120)
                               --------- ---------      --------- ---------
 Net Loss                      ($12,209)  ($7,040)      ($26,531)  ($8,608)
                               ========  ========       ========= =========

 Loss Per Common Share           ($0.55)   ($0.33)        ($1.20)   ($0.42)
                               ========  ========       ========  ========
 Shares Used in Computing
  Loss Per Share                 22,319    21,386         22,097    20,340
                               ========  ========       ========  ========

The accompanying notes are an integral part of these financial statements.
                                    (2)

                MEDIMMUNE, INC.
       CONDENSED STATEMENTS OF CASH FLOWS
                  (Unaudited)
(in thousands)
                                                       For the
                                                  six months ended
                                                      June 30,
                                                    1997       1996
                                                   --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         ($26,531)  ($8,608)
  Noncash items:
    Depreciation and amortization                     1,124       881
    Amortization of premium (discount) on
        marketable securities                           520      (302)
    Other                                               197        41
  Other changes in assets and liabilities            (9,052)   (4,687)
                                                   --------  --------

        Net cash used in operating activities       (33,742)  (12,675)
                                                   --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in marketable securities       39,724   (47,148)
  Capital expenditures                              (23,671)   (3,071)
                                                   --------  --------

        Net cash provided by (used in)
           investing activities                      16,053   (50,219)
                                                   --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common
        stock and exercise of stock options             741    58,523
  Increase (decrease) in long term debt               6,320       (51)
                                                   --------  --------
        Net cash provided by financing
activities                                            7,061    58,472

                                                   --------  --------

Net decrease in cash and cash
    equivalents                                     (10,628)   (4,422)

Cash and cash equivalents at beginning
    of period                                        12,629    14,165
                                                   --------  --------
Cash and cash equivalents at end of period           $2,001    $9,743
                                                   ========  ========

The accompanying notes are an integral part of these financial statements.

                                  (3)

                              MEDIMMUNE, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)
General
The financial information presented as of June 30, 1997, and for the periods ended June 30, 1997 and 1996, is unaudited. In the opinion of the Company's management, the financial information contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of such financial information.

Inventory
Inventory is comprised of the following (in thousands):

                          June 30, 1997    December 31, 1996
                         --------------    -----------------
      Raw Materials              $5,470               $2,073
      Work in Process             7,691                2,758
      Finished Goods              2,798                1,229
                                 ------               ------
                                $15,959               $6,060
                                 ======               ======

Property and Equipment
Property and equipment, stated at cost, is comprised of the following (in thousands):

                                             June 30,    December 31,
                                                 1997            1996
                                           ----------     -----------
      Land                                     $1,521          $1,521
      Leasehold improvements                   10,316           6,860
      Laboratory equipment                      8,338           7,427
      Office furniture, computers,
      and equipment                             3,614           3,235
      Construction in progress                 36,301          17,376
                                             --------        --------
                                               60,090          36,419
      Less accumulated depreciation and        (8,456)         (7,332)
      amortization
                                             --------        --------
                                              $51,634         $29,087
                                             ========        ========

                                 (4)

Property and equipment at June 30, 1997 includes $1.1 million of capitalized interest related to the design and construction of the Company's manufacturing facility in Frederick, Maryland and its pilot plant facility in Gaithersburg, Maryland.

Long Term Debt
The Company drew down the remaining $0.4 million balance of a total of $2.8 million of 4% State notes that were available in second quarter 1997. Principal and interest payments on the notes begin in 1998.

In June 1997, the company signed an agreement with Transamerica Business Credit Corporation (Transamerica) to provide $15 million of loans to the Company collateralized by certain of the Company's equipment. In June 1997, the Company received $3.6 million of proceeds under this agreement at an interest rate of 10.6%. The loans have six year terms at rates tied to six year U.S. Treasury notes at the time of the draw.

Equity Transactions

In June 1997, a total of 1,937,840 of the remaining 2,108,652 Series A Convertible Preferred Stock Warrants were exercised and converted through a cashless exercise into 1,827,185 shares of common stock.


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


Subsequent Events

On July 16, 1997, the Company announced positive results on its IMpact-RSV (MedI-493, RSV monoclonal antibody) clinical trial. Initial analysis of the results suggested a 55% decrease in RSV related hospitalizations. The Company hopes to file a Biologic License Application with the United States Food and Drug Administration ("FDA") before the end of 1997.

Also in July, the Company announced the adoption of a Stockholder Rights Plan designed to prevent an acquiror from gaining control of the Company

                                (5)
without offering a fair price to all of the Company's stockholders. The Plan calls for the distribution of common stock purchase Rights as a dividend to stockholders of record as of the close of business on July 21, 1997 at the rate of one Right for each share of common stock. The Rights will be exercisable only if a twenty percent or more stake in the Company is acquired without approval of a majority of the Continuing Directors, as defined in the Rights Plan.

                               (6)

ITEM 2.

                              MEDIMMUNE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Product sales were $6.2 million in second quarter 1997 versus $6.8 million in second quarter 1996, a decrease of 9%. CytoGam sales in the 1997 quarter were $5.3 million compared to $6.3 million in the 1996 quarter, a decrease of 17%. The 17% decrease is attributable to wholesaler stocking that occurred in second quarter 1996 in advance of a price increase that took effect in July 1996 as well as increased competition in the United States from antiviral products, particularly oral ganciclovir, licensed by the FDA to Hoffman La Roche Inc. in December 1996 for prevention of cytomegalovirus in solid organ transplant recipients. Sales of RespiGam increased 84% to $1.0 million in second quarter 1997 from $0.5 million in second quarter 1996.

Cost of sales decreased to $3.4 million in the 1997 period from $4.1 million in the 1996 period, a decrease of 16%. This decrease was primarily attributable to an 11% decrease in unit volume for CytoGam and RespiGam, and a reduction in the per unit costs of both CytoGam and RespiGam due to lower production costs. Research, development and clinical spending increased 54% to $10.6 million in this year's quarter from $6.8 million in last year's quarter, primarily reflecting the costs of conducting the Company's 1,502 patient Phase 3 IMpact-RSV (MEDI-493 RSV monoclonal antibody) clinical trial. Selling, administrative and general expenses increased to $5.0 million in this year's quarter versus $4.2 million in the 1996 quarter, an increase of 18%. This increase was primarily a result of increased wage and related expenses for the sales force. In addition, reduced RespiGam product line loss for the quarter due to lower expenditures on RespiGam marketing programs and increased RespiGam sales resulted in less reimbursement from American Home Products ("AHP"), formerly American Cyanamid Company, for their share of product line loss.

Interest income of $1.2 million was earned in both the 1997 and 1996 quarters. Interest expense of $0.8 million, reflecting interest due on the convertible debt issued in July 1996, was incurred in the 1997 quarter versus $0.1 million in the 1996 quarter.

The net loss for the 1997 second quarter was $12.2 million, or $0.55 per common share, compared to a net loss for the second quarter of 1996 of $7.0 million, or $0.33 per common share. Shares used in computing loss per share were 22.3 million and 21.4 million for the 1997 and 1996 quarters, respectively.

                                  (7)

These results were consistent with the Company's objectives for the quarter and with the continued development of its products. Quarterly financial results may vary significantly due to seasonality of RespiGam product sales, fluctuation in sales of CytoGam, research funding, and expenditures for research, development and marketing programs. RespiGam sales are expected to occur primarily during, and in proximity to, the RSV season, which typically occurs between November and April in the United States.
The Company has experienced product supply constraints in the past and no assurances can be given that adequate product supply will be available to meet future demand. In the third quarter of 1997, the Company anticipates lower research and development expenses, as Phase 3 MEDI-493 clinical trial activities are concluded.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Product sales for the six months ended June 30, 1997 increased 22% to $16.4 million from $13.5 million in the 1996 six months. RespiGam sales increased 104% to $6.1 million in first half 1997 from $3.0 million in first half 1996. Supply constraints limited first quarter 1997 sales of RespiGam. Sales of CytoGam totaled $10.2 million in first half 1997 compared to $10.5 million in first half 1996, reflecting a 3% decrease in units sold, offset by a price increase that took effect in mid-1996. Contract revenue in the 1996 first half of $4.9 million included final milestone and research funding payments under the Company's strategic alliance with AHP. Under the terms of the alliance, the Company and AHP share in the profits or losses of RespiGam; reimbursements or payments under this arrangement are deducted from or added to operating expenses.

Cost of sales for first half 1997 increased 6% to $8.6 million from $8.1 million in first half 1996, reflecting a 17% increase in units sold, offset by a reduction in the per unit costs of both CytoGam and RespiGam due to lower production costs. Research, development and clinical spending grew to $23.9 million, an increase of 96% over first half 1996. The increase was mostly attributable to the costs of conducting the Company's 1,502 patient Phase 3 IMpact-RSV (MedI-493 RSV monoclonal antibody) clinical trial. Selling, administrative and general expenses increased 33% to $11.4 million in the 1997 six months from $8.6 million in the 1996 period. Selling expenses increased $1.3 million over the 1996 half reflecting the full effect of the increased sales force for RespiGam and increased wage and commission costs. Administrative expenses increased $0.8 million primarily as a result of higher salary and related expenses, and increased legal costs.

                                  (8)

Interest income of $2.7 million was recorded for the 1997 six months versus $2.1 million in the 1996 period, reflecting higher cash balances available for investment. Interest expense of $1.8 million was recognized in the 1997 first half primarily as a result of the interest due on the convertible debt issued in July 1996.

The net loss for the 1997 six months of $26.5 million, or $1.20 per common share, compared to a net loss of $8.6 million, or $0.42 per common share for the 1996 six months. Shares used in computing loss per share were 22.1 million and 20.3 million for the 1997 and 1996 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at June 30, 1997 were $63.9 million compared to $114.8 million at 1996 year end. Net cash used in operating activities in the six months ended June 30, 1997 was $33.7 million, reflecting primarily the net loss for the period and an increase in inventory.
Capital expenditures of $23.7 million for the six months were primarily for construction of the manufacturing facility in Frederick, Maryland, expansion of the pilot plant located at the Company's Gaithersburg, Maryland headquarters, and lab equipment. The total cost for the construction of the manufacturing facility and the expansion of the pilot plant is expected to be approximately $56 million, of which $41.5 million had been spent as of June 30, 1997. The Company's existing funds at June 30, 1997, together with funds expected to be generated from product sales and investment income are expected to provide sufficient liquidity to meet the anticipated needs of the business for at least the next 12 months, absent the occurrence of any unforeseen events.


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

                                 (9)

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of  Matters to a Vote of  Security Holders -


On May 16, 1997 the Company held its Annual Meeting of Stockholders. By vote of the Company's stockholders at such meeting, all of the director nominees were re-elected to one year terms. An amendment to the MedImmune, Inc. 1991 Stock Option Plan increasing the maximum number of shares reserved for issuance thereunder from 3,500,000 to 5,500,000 and the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors were also approved. The results of the voting were as follows:

Election of Directors
                                                           Abstain/
                              For      Against   Withheld  Non-vote
Wayne T. Hockmeyer        21,132,128     --      222,210      --
David M. Mott             21,132,730     --      221,608      --
Franklin H. Top, Jr.      21,132,730     --      221,608      --
M. James Barrett          21,132,730     --      221,608      --
James H. Cavanaugh        21,132,730     --      221,608      --
Barbara Hackman Franklin  21,129,730     --      224,608      --
Lawrence C. Hoff          21,132,730     --      221,608      --
Gordon S. Macklin         21,132,730     --      221,608      --



Amendment to 1991 Stock
Option Plan               10,295,644  7,847,650             105,510

Appointment of Independent Auditors
Coopers & Lybrand L.L.P.  21,250,335   91,598       --      12,405



Item 5.   Other Information - None

                                    (10)

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:  None

          (b)  Reports on Form 8-K:

               Report Date  Event reported
               4/8/97       MedImmune Reports Third Set of
                            Clinical results Evaluating MEDI-493

               4/14/97      Annual Letter to Shareholders (as
                            printed in 1996 Annual Report)

               4/15/97      MedImmune and BioTransplant Submit IND
                            to Begin First Human Clinical Trail
                            with MEDI-507

               4/28/97      MedImmune Reports Product Sales
                            Increase 53 Percent During First
                            Quarter 1997

               4/28/97      MedImmune Announces Candidate Vaccine
                            Prevents Urinary Tract Infections

               5/06/97      MedImmune Reports Fourth Set of
                            Clinical Results Evaluating MEDI-493
                            Presentations at The Society for
                            Pediatric Research Annual Meeting

               5/13/97      BioTransplant and MedImmune Report
                            Phase 1/2 Results of BTI 322 Induction
                            Therapy Trial - FDA Gives Clearance to
                            Commence Clinical Trails with
                            Humanized Version

               6/18/97      MedImmune Presents at Capital Region
                            Technology Investor Conference
                            Marketed Products, an Extensive
                            Pipline and Near-term Opportunities



                              (11)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT)        MEDIMMUNE, INC.
BY (SIGNATURE)      /s/ David M. Mott
(NAME AND TITLE)    David M. Mott, President and Chief Operating Officer
                    (Principal accounting and financial officer)
(DATE)              August 14, 1997


                                 (12)