Form 10-Q
period 1997-09-30
MEDIMMUNE INC /DE
filed 1997-11-14
CIK 873591

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                              FORM 10-Q



{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1997, 24,136,842 shares of Common Stock, par value $0.01 per share, were outstanding.







                         MEDIMMUNE, INC.
                       Index to Form 10-Q



Part I  Financial                                         Page

     Item 1.   Financial Statements
                 Balance Sheets                           1-2
                 Statements of Operations                   3
                 Condensed Statements of Cash Flows         4
                 Notes to Financial Statements            5-7

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                             8-11

Part II  Other Information                              12-13

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
                               BALANCE SHEETS
(in thousands, except share data)
                                                 September 30,  December 31,
                                                      1997          1996
                                                   ----------    ----------
ASSETS:                                           (Unaudited)
  Cash and cash equivalents                          $  3,515        $ 12,629
  Marketable securities                                27,273         102,136
  Trade receivables, net                                7,329           8,123
  Contract receivables, net                             4,103           2,164
  Inventory, net                                       28,793           6,060
  Other current assets                                  1,632           1,713
                                                    ----------      ----------
    Total Current Assets                               72,645         132,825
  Property and equipment, net                          60,711          29,087
  Other assets                                          2,724           2,059
                                                    ----------      ----------
    Total Assets                                     $136,080        $163,971
                                                    ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                   $  4,358        $  3,942
  Accrued expenses                                     14,634          10,509
  Product royalties payable                             1,410           2,559
  Accrued interest                                      1,356           2,057
  Other current liabilities                             1,220             469
                                                    ---------       ----------
    Total Current Liabilities                          22,978          19,536
  Long term debt                                       76,292          70,874
  Other liabilities                                       754             696
                                                    ----------      ----------
    Total Liabilities                                 100,024          91,106
                                                    ----------      ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    5,524,525 shares; none issued or outstanding           --              --
  Common stock, $.01 par value; authorized
    60,000,000 shares; issued and outstanding
    24,136,842 at September 30, 1997 and
    21,836,763 at December 31, 1996                       241             218
  Paid-in capital                                     175,380         172,024
  Accumulated deficit                                (139,565)        (99,377)
                                                    ----------    ----------

                                  (1)
    Total Shareholders' Equity                         36,056          72,865
                                                    ----------      ----------
    Total Liabilities and Shareholders' Equity       $136,080        $163,971
                                                    ==========      ==========












































The accompanying notes are an integral part of these financial statements.
                                    (2)

                          MEDIMMUNE, INC.
                      STATEMENTS OF OPERATIONS
                            (Unaudited)

  (in thousands except per share data)

                                  For the                   For the
                            three months ended        nine months ended
                                September 30,             September 30,
                               -----------------        -----------------
                                1997      1996           1997      1996
                              -------   -------        -------   -------
 Revenues:
   Product sales               $ 10,575  $  4,632       $ 26,931  $ 18,086
   Contracts                         84       148            277     5,055
                               --------  --------       --------  --------
           Total revenues        10,659     4,780         27,208    23,141
                               --------  --------       --------  --------

 Costs and Expenses:
   Cost of sales                  5,258     2,924         13,903    11,046
   Research and development       9,342     7,817         33,283    20,059
   Selling, administrative
     and general                  6,603     5,043         17,371    13,602
   Other operating expenses     3,094        --          3,718        --
                               --------  --------       --------  --------
           Total expenses        24,297    15,784         68,275    44,707
                               --------  --------       --------  --------

 Operating Loss            (13,638)  (11,004)       (41,067)  (21,566)

      Interest income               767     1,806          3,486     3,880
      Interest expense             (786)     (964)        (2,607)   (1,084)
                               --------- ---------      --------- ---------
 Net Loss                      ($13,657) ($10,162)      ($40,188) ($18,770)
                               ========  ========       ========= =========

 Loss Per Common Share           ($0.57)   ($0.47)        ($1.77)  ($0.90)
                               ========  ========       ========  ========
 Shares Used in Computing
    Loss Per Share               23,938    21,656         22,718    20,782
                               ========  ========       ========  ========



The accompanying notes are an integral part of these financial statements.
                                    (3)

                 MEDIMMUNE, INC.
        CONDENSED STATEMENTS OF CASH FLOWS
                   (Unaudited)
  (in thousands)                                        For the
                                                  nine months ended
                                                    September 30,
                                                    1997       1996
                                                   --------  --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                      ($40,188)    ($18,770)
    Noncash items:
      Depreciation and amortization                  1,774        1,337
      Amortization of premium (discount) on
          marketable securities                        689         (494)
      Allowance for bad debt                            --          739
      Other                                            305           62
    Other changes in assets and liabilities        (22,019)      (5,394)
                                                   --------     --------
         Net cash used in operating activities     (59,439)     (22,520)
                                                   --------     --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in marketable               74,174      (96,280)
  securities
    Capital expenditures                           (33,398)     (11,889)
                                                   --------     --------
         Net cash provided by (used in)
             investing activities                   40,776     (108,169)
                                                   --------     --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common
         stock and exercise of stock options         3,379       58,534
    Increase in long term debt                       6,170       61,354
                                                   --------     --------
         Net cash provided by financing              9,549       119,888
  activities
                                                   --------     --------
  Net decrease in cash and cash equivalents         (9,114)     (10,801)
  Cash and cash equivalents at beginning
      of period                                     12,629       14,165
                                                   --------     --------
  Cash and cash equivalents at end of period        $3,515       $3,364
                                                   ========     ========




The accompanying notes are an integral part of these financial statements.
                                    (4)

                              MEDIMMUNE, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)
General
The financial information presented as of September 30, 1997, and for the periods ended September 30, 1997 and 1996, is unaudited. In the opinion of the Company's management, the financial information contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of such financial information.

Inventory
Inventory is comprised of the following (in thousands):

                                 September 30,    December 31,
                                     1997             1996
                                 -------------    -------------
      Raw Materials                   $11,237          $2,073
      Work in Process                  15,446           2,758
      Finished Goods                    2,417           1,229
                                       ------          ------
                                       29,100           6,060
      Less noncurrent inventory          (307)             (0)
                                       ------          ------
                                      $28,793          $6,060
                                       ======          ======

At September 30, 1997, inventory for which a biologic license application ("BLA") is expected to be submitted before year end 1997 to the U.S. Food and Drug Administration ("FDA") was classified as non-current because it was not expected to be sold within the next operating cycle.















                                    (5)


Property and Equipment
Property and equipment, stated at cost, is comprised of the following (in thousands):

                                          September 30,    December 31,
                                              1997             1996
                                             ----------     -----------
      Land                                     $ 1,521         $ 1,521
      Leasehold improvements                    10,989           6,860
      Laboratory equipment                       9,544           7,427
      Office furniture, computers, and
      equipment                                  3,960           3,235
      Construction in progress                  43,803          17,376
                                              --------        --------
                                                69,817          36,419
      Less accumulated depreciation and         (9,106)         (7,332)
      amortization
                                              --------        --------
                                               $60,711         $29,087
                                              ========        ========

Property and equipment at September 30, 1997 includes $1.8 million of capitalized interest compared to $0.3 million at December 31, 1996 related to the design and construction of the Company's manufacturing facility in Frederick, Maryland and its pilot plant facility in Gaithersburg, Maryland.


Equity Transactions

In July 1997, the Company announced the adoption of a Stockholder Rights Plan designed to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Plan called for the distribution of common stock purchase Rights as a dividend to stockholders of record as of the close of business on July 21, 1997 at the rate of one Right for each share of common stock. The Rights will be exercisable only if a twenty percent or more stake in the Company is acquired without approval of a majority of the Continuing Directors, as defined in the Rights Plan.








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


Reclassifications

Certain 1997 amounts have been reclassified to conform with the current presentation.



Other Operating Expenses

Other operating expenses consists of start-up and validation costs associated with the Company's manufacturing facility in Frederick, Maryland and it's pilot plant in Gaithersburg, Maryland. Also included are costs associated with scale-up of MEDI-493 manufacturing processes, including payments to various contract manufacturers for additional production capacity.

























                                    (7)
ITEM 2.

                              MEDIMMUNE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Product sales increased 128% to $10.6 million in third quarter 1997 from $4.6 million in third quarter 1996. Sales of RespiGam increased $6.5 million to $7.0 million in third quarter 1997 from $0.5 million in third quarter 1996, reflecting increased demand for the product. CytoGam sales in the 1997 quarter were $3.6 million compared to $4.1 million in the 1996 quarter, a decrease of 13%. The change is a result of a 29% decrease in units sold offset by a price increase that took effect July 1, 1997. The decrease in units sold was attributable to wholesaler stocking that occurred in third quarter 1996 as well as increased competition in the United States from antiviral products, particularly oral ganciclovir, licensed by the FDA to Hoffman La Roche Inc. in December 1996 for prevention of cytomegalovirus in solid organ transplant recipients. In addition, 1996 third quarter CytoGam sales were adversely impacted by a $0.7 million charge as a result of a bankruptcy by a pharmaceutical wholesaler.

Cost of sales increased to $5.3 million in the 1997 period from $2.9 million in the 1996 period, an increase of 80%. This increase was primarily attributable to a net increase of 71% in unit volume and higher royalty costs. Research, development and clinical spending increased 20% to $9.3 million in this year's quarter from $7.8 million in last year's quarter, primarily reflecting the costs of concluding the Company's 1,502 patient Phase 3 IMpact-RSV (MEDI-493 RSV monoclonal antibody) clinical trial as well as $1.3 million in licensing payments related to MEDI-493 and MEDI-507. Selling, administrative and general expenses increased to $6.6 million in this year's quarter versus $5.0 million in the 1996 quarter, an increase of 31%. Under the terms of the Company's collaborative arrangements with American Home Products ("AHP"), the Company and AHP share in the profits and losses of RespiGam. Reimbursements from AHP for losses are deducted from selling, administrative and general expenses and payments to AHP for profits are added to selling, administrative and general expenses. The increase in selling, administrative and general expenses in the 1997 period was due in part to lower reimbursement from AHP, as losses on RespiGam declined due to lower RespiGam selling expenses and higher RespiGam sales. The Company anticipates higher RespiGam sales in the fourth quarter due to the arrival of the flu season. This may result in a profit on RespiGam sales and, in turn, profit sharing payments to AHP which would cause the Company's selling, administrative and general expenses to increase. The $3.1 million of other operating expenses includes start-up and validation costs associated with the Company's manufacturing facilities and scale-up of MEDI-493 manufacturing processes, including payments to contract manufacturers for additional production capacity.
                                    (8)
These activities are expected to continue through 1998.

Interest income of $0.8 million was earned in the 1997 period versus $1.8 million in the 1996 period. This decrease was attributable to lower cash balances available for investment in the 1997 period. Interest expense of $0.8 million and $1.0 million was incurred in the 1997 and 1996 quarters respectively, primarily reflecting interest due on the convertible debt issued in July 1996, net of capitalized interest.

The net loss for the 1997 third quarter was $13.7 million, or $0.57 per common share, compared to a net loss for the third quarter of 1996 of $10.2 million, or $0.47 per common share. Shares used in computing loss per share were 23.9 million and 21.7 million for the 1997 and 1996 quarters, respectively.

MEDI-493 is a humanized monoclonal antibody which has been evaluated in a Phase 3 double-blind, placebo-controlled clinical trial for its ability to prevent respiratory syncytial virus ("RSV") disease in high-risk infants. Based on this and other studies, the Company expects by year end to submit to the FDA a BLA requesting marketing clearance of MEDI-493 in the United States. There can be no assurance that MEDI-493 will be licensed for marketing by regulatory authorities.

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


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Product sales for the nine months ended September 30, 1997 increased 49% to $26.9 million from $18.1 million in the 1996 nine months. RespiGam sales increased 276% to $13.1 million in the 1997 nine months from $3.5 million in the 1996 nine months. RespiGam was approved for marketing by the FDA in January 1996 and was fully launched by the Company's sales force in the fall of 1996. Supply constraints limited first quarter 1997 sales of RespiGam. Sales of CytoGam totaled $13.9 million in the 1997 period compared to $14.6 million in the 1996 period, reflecting an 11% decrease in units sold, offset by a price increase that took effect on July 1, 1997. CytoGam sales in 1996 also included a $0.7 million charge as a result of a bankruptcy filing by a pharmaceutical wholesaler. Contract revenue in the 1996 nine months of $5.1 million included final milestone and research funding payments under the Company's strategic alliance with AHP.
                                    (9)

Under the terms of the alliance, the Company and AHP share in the profits or losses of RespiGam; reimbursements or payments under this arrangement are deducted from or added to operating expenses.

Cost of sales for the 1997 period increased 26% to $13.9 million from $11.0 million in the 1996 period, reflecting a net increase of 32% in units sold, offset by lower per unit costs. Per unit costs of product are expected to increase in the 1997 fourth quarter and the 1998 first quarter as a result of adding capacity at a higher cost to attempt to meet the demand for RespiGam. Research, development and clinical spending grew to $33.3 million from $20.1 million, an increase of 66% over the 1996 period. The increase was mostly attributable to the costs of conducting the Company's 1,502 patient Phase 3 IMpact-RSV (MedI-493 RSV monoclonal antibody) clinical trial. In addition, 1997 expenses include $1.6 million in licensing payments related to MEDI-493 and MEDI-507. Selling, administrative and general expenses increased 28% to $17.4 million in the 1997 nine months from $13.6 million in the 1996 period. The increase reflects a $2.2 million decrease in the amount due from AHP for their share of RespiGam product line loss primarily as a result of the increased RespiGam sales. The increase over 1996 also reflects increased sales force commission costs as a result of the increased RespiGam sales. General and administrative expenses increased $0.5 million primarily as a result of higher legal costs. Other operating expenses of $3.7 million in 1997 include start-up and validation costs for the Company's manufacturing facilities and scale-up of manufacturing processes.

Interest income of $3.5 million was recorded for the 1997 nine months versus $3.9 million in the 1996 period, reflecting lower cash balances available for investment. Interest expense increased to $2.6 million from $1.1 million in the 1996 nine months primarily as a result of interest due on the convertible debt issued in July 1996, net of capitalized interest.

The net loss for the 1997 nine months of $40.2 million, or $1.77 per common share, compared to a net loss of $18.8 million, or $0.90 per common share for the 1996 nine months. Shares used in computing loss per share were
22.7 million and 20.8 million for the 1997 and 1996 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at September 30, 1997 were $30.8 million compared to $114.8 million at 1996 year end. Net cash used in operating activities in the nine months ended September 30, 1997 was $59.4 million, reflecting primarily the net loss for the period and a $22.7 million increase in inventory. The increased inventory reflects higher RespiGam inventory in anticipation of the RSV season as well as increased raw materials for CytoGam. Capital expenditures of $33.4 million for the nine months were primarily for construction of the manufacturing facility in Frederick, Maryland, expansion of the pilot plant located at the Company's Gaithersburg, Maryland headquarters, and lab equipment.

                                   (10)

The total cost for the construction of the manufacturing facility and the expansion of the pilot plant is expected to be approximately $56 million, of which $52.0 million had been spent as of September 30, 1997. The Company anticipates the need to obtain additional financing and intends to do so through a variety of means, which may include corporate collaborations, a working capital line of credit or placement of additional equity or debt securities. While the Company anticipates that such financing will be available from a variety of sources, there can be no assurance that such financings will, in fact, be available to the Company, on favorable terms or otherwise.


                           ____________________

THE STATEMENTS IN THIS QUARTERLY REPORT THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, FACTORS SUCH AS PRODUCT DEMAND AND MARKET ACCEPTANCE RISKS, THE EARLY STAGE OF PRODUCT DEVELOPMENT, COMMERCIALIZATION AND TECHNOLOGICAL DIFFICULTIES, CAPACITY AND SUPPLY CONSTRAINTS AND OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR OTHER FACTORS. THERE CAN BE NO ASSURANCES THAT LICENSING AGREEMENTS WILL BE COMPLETED OR THAT THEY WILL BE OF SUFFICIENT CASH VALUE TO MATERIALLY AFFECT LIQUIDITY.
























                                   (11)

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities
          In July 1997 the Company announced the adoption of a Stockholder Rights Plan. See Notes to Financial Statements - Equity Transactions.

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of  Matters to a Vote of  Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:

               Exhibit<F1>  Description
               10.72        Master Loan & Security Agreement,
                            dated June 16, 1997 by and between
                            Transamerica and MedImmune, Inc.

               10.73        Patent License Agreement, (MEDI-493)
                            dated July 17, 1997 by and between
                            Protein Design Labs and MedImmune, Inc.

               10.74        Patent License Agreement, (MEDI-507)
                            dated July 17, 1997 by and between
                            Protein Design Labs and MedImmune, Inc.

<F1> Confidential Treatment has been requested for certain portions of
     Exhibits 10.73 and 10.74.

          (b)  Reports on Form 8-K:

               Report Date  Event reported
               7/9/97       MedImmune, Inc. Board of Directors
                            Declared a Dividend Distribution of
                            One Preferred Stock Purchase Right for
                            Each Outstanding Share of Common Stock

               7/17/97      MedImmune Reports Positive MEDI-493
                            Phase 3 Clinical Results
                                   (12)

               7/25/97      Letter to Shareholders Announcing the
                            Adoption of the Stockholder Rights
                            Plan

               8/6/97       MedImmune Received Marketing Approval
                            For CytoGam in Canada

               8/21/97      MedImmune Receives Marketing Approval
                            For RespiGam in Canada Launch Planned
                            at ICAAC in September



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)         MEDIMMUNE, INC.
BY (SIGNATURE)       /s/ David M. Mott
(NAME AND TITLE)     David M. Mott, President and Chief Operating Officer
                     (Principal accounting and financial officer)
(DATE)               November 14, 1997

                                 (13)

