Form 10-K
period 1997-12-31
MEDIMMUNE INC /DE
filed 1998-03-27
CIK 873591

SECURITIES AND EXCHANGE COMMISSION  2/17/98
                          WASHINGTON, D. C.  20549

                                  FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997
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

Aggregate market value of the 25,914,575 shares of voting stock held by non-affiliates of the registrant based on the closing price on February 28, 1998 was $1,344,318,578 . Common Stock outstanding as of February 28, 1998:
26,325,172 shares.

              Documents Incorporated by Reference:
       Document                                     Part of Form 10-K
Proxy Statement for the Annual Meeting            Part III
of Stockholders to be held May 15, 1998.

                               MEDIMMUNE, INC.
                                  FORM 10-K
                              TABLE OF CONTENTS

PART I                                                       PAGE
Item 1.   Business                                              1
Item 2.   Properties                                          34
Item 3.   Legal Proceedings                                   35
Item 4.   Submission of Matters to a Vote of Security Holders  35

PART II
Item 5.   Market for MedImmune, Inc.'s Common Stock and Related
          Shareholder Matters                                  35
Item 6.   Selected Financial Data                              36
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  36
Item 8.   Financial Statements and Supplementary Data          47
          Report of Independent Accountants                    79
          Report of Management                                 81
Item 9.   Changes in and Disagreements with Accountants on
          Accounting Financial Disclosure                      82

PART III
Item 10.  Directors and Executive Officers of MedImmune, Inc.  82
Item 11.  Executive Compensation                               83
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                           83
Item 13.  Certain Relationships and Related Transactions       83

PART IV
ITEM 14.  Exhibits, Financial Statement Schedule, and
          Reports on Form 8-K                                  84
SIGNATURES                                                     86

Schedule I                                                            S-1
Exhibit Index                                               E1-E6
Exhibits  (Attached to this Report on Form 10-K)

CytoGam and RespiGam are registered trademarks and Synagis is a trademark of the Company.
                            ____________________

  THE STATEMENTS IN THIS ANNUAL REPORT THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, REGULATORY APPROVAL TIMING, PRODUCT DEMAND AND MARKET ACCEPTANCE RISKS, PATENT AND INTELLECTUAL PROPERTY RISKS, THE EARLY STAGE OF PRODUCT DEVELOPMENT, AND RELIANCE ON THIRD-PARTY MANUFACTURERS INCLUDING BUT NOT LIMITED TO CAPACITY AND SUPPLY CONSTRAINTS, PRODUCTIONS YIELDS, REGULATORY APPROVAL TIMING AND FOREIGN EXCHANGE RISKS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR OTHER FACTORS.
                            ____________________

                                   PART I
                              Item 1.  Business

MedImmune ("the Company") is a biotechnology company focused on developing and marketing products for the prevention and treatment of infectious disease and for use in transplantation medicine. Since commencing operations in 1988, the Company has pursued a strategy of establishing an initial commercial base using proven technologies and targeting well-understood diseases to support longer-term product development.

The Company is currently marketing two products, CytoGam (Cytomegalovirus Immune Globulin Intravenous (Human), CMV-IGIV) and RespiGam (Respiratory Syncytial Virus Immune Globulin Intravenous (Human), RSV-IGIV). The Company has filed a Biologic License Application ("BLA") requesting marketing clearance in the United States for a third product, Synagis (palivizumab, formerly known as MEDI-493). Additionally, the Company has five products undergoing clinical trials and a number of product candidates and technologies in the pipeline.
                                  <PAGE 1>
Products on the Market.
RespiGam
RespiGam was cleared by the United States Food and Drug Administration ("FDA") for marketing in the United States in January 1996. RespiGam is indicated for the prevention of serious respiratory syncytial virus ("RSV") disease in children under 24 months of age with a chronic lung condition called bronchopulmonary dysplasia ("BPD") or a history of premature birth (i.e., born at 35 weeks or less gestation). RespiGam is the only product demonstrated to be safe and effective in reducing the incidence and duration of RSV hospitalization and the severity of RSV illness in these high risk infants.

RespiGam is an intravenous specialty immune globulin purified from donor plasma screened for high levels of neutralizing antibodies against RSV. RSV is the leading cause of pneumonia and bronchiolitis in children and results in an estimated 90,000 hospitalizations and 4,500 deaths annually in the United States. RSV outbreaks occur worldwide, usually during the late fall, winter and early spring in the Northern Hemisphere. Certain populations of infants, children and adults are at increased risk for developing severe RSV disease. Of the more than 300,000 infants at risk, there are approximately 100,000 at extreme risk who are the most common end-users of RespiGam. These include severely premature infants (i.e., less than or equal to 32 weeks gestation) and infants with BPD.

The Company directly markets RespiGam to the leading 420 neonatal and pediatric hospitals in the United States. These hospitals comprise approximately 70% of the total potential business for RespiGam. The Company received marketing clearance for RespiGam in Canada during 1997., however as of December 31 the Canadian Blood Agency has not yet notified the Company as to whether RespiGam will be reimbursed by the agency.
                                  <PAGE 2>
During 1997, RespiGam sales were $45.0 million. The majority of these sales occurred in fourth quarter 1997 because of inherent seasonality of demand. Sales in 1997 were limited by supply.

The Company is aware of one potential direct competitor to RespiGam, the Company's own product candidate, Synagis. Sales of Synagis, if and when cleared for marketing by the FDA, would largely replace RespiGam sales. Consequently, if and when Synagis is cleared for marketing, the Company may be compelled to record a reserve against RespiGam inventory. The magnitude of this inventory reserve, if any, would be determined by a number of factors, including but not limited to, the anticipated timing of Synagis marketing clearance, the extent of RespiGam inventory on hand at that time, the assessed market potential of Synagis and the assessed market potential of RespiGam.

CytoGam
CytoGam is an intravenous specialty immune globulin product enriched in antibodies against CMV and is marketed for the attenuation of primary cytomegalovirus ("CMV") disease associated with kidney transplantation. Approximately 75% of untreated donor-positive/recipient-negative kidney transplant recipients are expected to develop CMV disease. Infection of a transplant recipient with CMV by a donor organ is associated with increased mortality and substantial morbidity including pneumonia, hepatitis, opportunistic infections and possibly graft rejection. CytoGam has been shown to reduce the incidence of severe CMV disease and opportunistic infections associated with kidney transplantation. CytoGam was cleared for marketing by the FDA in 1991 and was initially sold through an exclusive distribution agreement with Connaught Laboratories. The Company began marketing CytoGam through its own hospital-based sales force in 1993. Sales of CytoGam have grown at a compounded annual rate of approximately 25% since 1993 to $20.3 million in 1997.
                                  <PAGE 3>
The Company continues to expand the opportunities for CytoGam outside the United States. During 1997, the Company received marketing clearance for CytoGam in Canada, Mexico and Poland and product was sold by distributors in Turkey, the Czech Republic, Poland and Canada and on a named-patient basis in Japan, Australia, Trinidad and Bolivia. The Company expects to submit over the next 12 to 18 months new applications requesting marketing clearance in certain European, Latin American and Middle Eastern countries.

The Company's orphan drug status expired in 1997 and there can be no assurance that additional CMV intravenous specialty immune globulin products will not be successfully commercialized by other companies. The Company is aware of one other CMV immune globulin in development by NABI, Inc.

Products In Development
Synagis
Synagis (palivizumab; formerly known as MEDI-493) is a humanized monoclonal antibody which has been evaluated by the Company in a number of clinical trials and currently is being reviewed by the FDA for the prevention of serious RSV disease in certain high-risk infants (for description of RSV disease, see "RespiGam" above). Synagis is administered by intramuscular injection, while RespiGam is administered by the more complex and time-consuming process of intravenous infusion. Consequently, the Company believes that Synagis has the potential to enhance patient care, reduce costs associated with drug administration and improve convenience for parents, physicians and nurses, as compared with RespiGam. Taken together, the Company believes these benefits may provide the potential for Synagis to reach a broader population of children than RespiGam. While RespiGam is primarily a hospital-based drug, the Company believes a significant portion of expanded Synagis use
                                  <PAGE 4>
will occur in pediatricians' offices.

During 1997, the Company announced the preliminary results of a double-blind placebo-controlled Phase 3 clinical trial ("IMpact-RSV") conducted at 139 medical centers in 1,502 high-risk infants and children in the United States, Canada and the United Kingdom. Initial analysis of these results suggested that Synagis reduced the incidence of RSV-associated hospitalizations by 55 percent (p=0.00004; Fisher's exact test). The study included infants and children who were either less than six months of age with a history of prematurity (i.e., less than or equal to 35 weeks gestation) or less than twenty-four months of age with BPD. Patients received a dose of either 15 mg/kg of Synagis (n = 1002) or placebo (n = 500) by intramuscular injection each month for up to five doses during the RSV season, November 1996 through April 1997. Patients were followed for one month after their last dose for safety and efficacy endpoints. Analyses were conducted using the all-randomized patient population. In the Company's preliminary analysis, certain of the secondary endpoints also reached statistical significance, including RSV hospital days, RSV ICU admissions and RSV hospital days with increased supplemental oxygen.

The profile of adverse events and serious adverse events was similar between the Synagis and placebo groups. Likewise, fatalities were balanced between the treatment and placebo groups (0.4 percent (4/1002) in the group that received Synagis and 1.0 percent (5/500) in the group that received placebo). The fatality rates observed were consistent with those expected in these children as a result of their severe underlying disease, and none of the fatalities was attributed by the investigators to Synagis.

Based on these results and earlier pre-clinical and clinical studies,
                                  <PAGE 5>
the Company submitted in fourth quarter 1997 a BLA to the FDA requesting marketing clearance of Synagis. This application was submitted with required product manufacturing data from the Company's Gaithersburg, Maryland pilot plant. The pilot plant is subject to FDA inspection and approval. The Company cannot market Synagis in the United States unless and until licensed to do so by the FDA. There can be no assurance that the FDA will grant such clearance.

During fourth quarter 1997, the Company executed strategic agreements with Abbott Laboratories ("Abbott") and Boehringer Ingelheim Pharma KG ("BI"), related to the potential commercialization of Synagis. In December, the Company and Abbott formed an exclusive worldwide marketing alliance consisting of two separate agreements: a distribution agreement outside the United States and a threshold-based co-promotion agreement within the United States. Abbott is a global, diversified health care company with $11 billion in sales in 130 countries and a strong presence in pediatrics. Outside the United States, Abbott's international division will have the exclusive right to market and distribute Synagis if and when cleared for marketing by regulatory authorities. The Company and Abbott expect to submit regulatory applications to Canadian and European authorities during 1998. Under terms of the agreement, MedImmune received a $15 million payment in December 1997, would receive an additional $30 million if and when Synagis receives United States and European marketing approvals and would receive an additional $15 million upon the achievement of certain sales levels by Abbott. For sales outside the United States, MedImmune would manufacture and sell Synagis to Abbott at a price based on end-user sales. Within the United States, Abbott's Ross Products division will co-promote Synagis with the Company.
The Company will be credited with all U.S. sales and Abbott will receive a commission on sales above pre-determined thresholds. Each company is
                                  <PAGE 6>
responsible for its own selling expenses.

Additionally in December, the Company and BI, a world-leading manufacturer of biopharmaceutical products for therapeutic use, signed an agreement to supplement MedImmune's own production capacity for Synagis. During 1998, the Company and BI expect to file a supplement to the Company's BLA for additional manufacturing capacity utilizing the BI facility in Biberach, Germany. Product manufactured at the BI facility will be required to launch Synagis, if it is approved by regulatory authorities.

While the Company believes it has established a comprehensive development program for Synagis and an extensive commercialization plan if cleared for marketing, substantial risk remains: 1) no assurances can be given that the FDA will grant Synagis marketing clearance based on the data supplied, 2) no assurances can be given that such marketing clearance, if forthcoming, would be granted in a timely manner, 3) no assurances can be given that BI will successfully be able to manufacture Synagis with adequate production yields, appropriate timeliness and lasting economic feasibility, 4) no assurances can be given that the Company's pilot plant will be licensed by the FDA for the manufacture of Synagis in a timely manner, 5) no assurances can be given that the quantity of such product, if successfully manufactured, would be appropriately matched to its demand if and when cleared for marketing, and 6) no assurances can be given that Synagis, if cleared for marketing, would be successfully sold in the markets targeted by the Company and Abbott.

Human Papillomavirus Vaccine
Human papillomaviruses ("HPVs") are responsible for the development of genital warts and cervical cancer. There are currently no vaccines to
                                  <PAGE 7>
prevent these common sexually transmitted diseases that affect 24 to 40 million men and women in the United States. There are over 75 different types of HPV associated with a variety of clinical disorders ranging from benign lesions to potentially lethal cancers. Four types of HPV cause the majority of genital warts and cervical cancer cases: HPV-6, HPV-11, HPV-16 and HPV-18.

The Company's first three HPV vaccine candidates, MEDI-501 (HPV-11), MEDI-503 (HPV-16) and MEDI-504 (HPV-18), each are composed of the HPV L1 capsid protein which self assembles into virus-like particles (VLPs). The VLPs, which are produced in vitro using recombinant DNA technology, imitate the structure of natural papillomavirus, but are not infectious. When presented to the immune system, VLPs may be able to elicit a similar immune response to that seen with naturally occurring HPV. Scientists at the Company in collaboration with a team at Georgetown University first demonstrated the effectiveness of a VLP vaccine candidate using a dog model for papillomavirus infection. These data, first published in "The Proceedings of the National Academy of Sciences" in December 1995, provided the scientific rationale for developing an analogous vaccine for humans.

The Company began a Phase 1 clinical trial with MEDI-501 in January 1997 to evaluate its safety, tolerance, and immunogenicity. Initial data from the trial suggested that MEDI-501 was safe and immunogenic. The Company also expects to file Investigational New Drug (IND) applications during 1998 to request clearance to begin clinical trials with MEDI-504 and MEDI-503. The Company believes two or more HPV types would be necessary for a vaccine capable of broadly preventing HPV disease of the genital tract.

In December 1997, the Company announced a strategic alliance with
                                  <PAGE 8>
SmithKline Beecham ("SB") to develop and commercialize the Company's HPV vaccines. Under terms of the agreement, SB receives exclusive worldwide rights to the Company's HPV vaccine technology and both companies will collaborate on research and development activities. In January 1998, the Company received an up-front payment of $15 million and an equity investment of $5.0 million. Pursuant to the agreement, the Company will also receive research funding beginning in 1998, potential developmental and sales milestones, as well as royalties on any product sales. Total funding and payments to the Company could total over $85 million.

Under terms of the agreement, the Company will conduct Phase 1 and Phase 2 clinical trials, manufacture clinical material for those studies and receive funding from SB for these activities. SB is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities.

MEDI-507
MEDI-507 is a humanized monoclonal antibody being developed by the Company in collaboration with BioTransplant, Incorporated. The companies believe this molecule has unique properties which may make it useful in one or more applications where modulating an immune response may be desirable. These applications may include treatment of graft-versus-host disease("GvHD"), prevention of organ transplant rejection or in treating autoimmune diseases such as psoriasis. MEDI-507 was derived from a rat monoclonal antibody called BTI-322.

Both MEDI-507 and BTI-322 bind specifically to the CD2 antigen receptor found on T cells and natural killer (NK) cells. Laboratory studies have suggested that BTI-322 and MEDI-507 primarily inhibit the response of T cells directed at transplant antigens while subsequently allowing
                                  <PAGE 9>
immune cells to respond normally to other antigens. The selectivity and long lasting effects of this inhibition suggest that these molecules may have potential utility in applications such as transplantation and autoimmune diseases.

During 1997, the companies began the first human MEDI-507 clinical trial, a Phase 1 open-label, dose-escalating, transplantation induction trial to evaluate the safety and tolerance of MEDI-507 in patients receiving kidney transplants. Also during late 1997, the Company submitted to the FDA two INDs requesting clearance to begin a Phase 1/2 study evaluating MEDI-507 in GvHD and to begin a Phase 1 study in psoriasis patients.

BTI-322 has been evaluated in over 60 patients in the United States and Europe for its potential to prevent and treat organ graft rejection and GvHD. BTI-322 was evaluated in a multi-center Phase 2 trial for treatment of acute GvHD. Initial analysis of data from this trial suggested that BTI-322 was well-tolerated. The average grade of GvHD improved during treatment with BTI-322 (p=0.0005), however many patients relapsed after treatment was stopped.
In addition, preliminary analyses of data from two Phase 1/2 clinical studies were presented in August 1996 at the XVI International Congress of the Transplantation Society in Barcelona, Spain. BTI-322 in these studies also appeared well-tolerated and showed initial promise in preventing and treating kidney transplant rejection. A Phase 1/2 clinical trial evaluating BTI-322 in the treatment of acute kidney rejection is underway at the Massachusetts General Hospital under an IND application submitted to the FDA by BioTransplant. In initial studies, both MEDI-507 and BTI-322 appear to possess similar biological properties. The companies expect to replace development of BTI-322 with that of MEDI-
                                  <PAGE 10>
507 because of the potentially improved immunogenicity of a humanized antibody such as MEDI-507 compared with a murine antibody such as BTI-322.

There are approximately 19,000 solid organ transplants and 11,000 bone marrow transplantation procedures annually in the United States. Despite significant improvements in the transplantation arena, life-threatening complications such as GvHD and organ rejection remain serious medical problems. GvHD is the most common complication of bone marrow or stem cell transplantation. Approximately 50 percent of bone marrow transplants result in GvHD which occurs when immune cells of the foreign graft, i.e., the donor bone marrow, initiate an inflammatory reaction against the tissues of the recipient. Typically, the disease is treated with steroids although approximately 50 percent of patients fail to respond to steroid therapy. Patients who develop moderate or severe GvHD have over a 70 percent chance of death despite diverse treatments. Lack of understanding of the physiologic mechanism of disease has been a major impediment to the development of more effective treatments. Both T cells and natural killer (NK) cells may play a role in development of GvHD. MEDI-507 which specifically inhibits both types of cells may provide certain advantages over current therapies. The Company is aware of a number of companies developing products to prevent and treat GvHD.

Autoimmune diseases are of major medical importance worldwide and include common afflictions like rheumatoid arthritis, multiple sclerosis, Crohn's disease and psoriasis. The Company is aware of a number of companies developing products to treat psoriasis and other autoimmune diseases.


                                  <PAGE 11>
Lyme Disease Vaccine
Lyme disease is the most common insect-borne disease in the United States. Virtually every state within the United States has reported cases of Lyme disease, with an annual nationwide reported incidence of 16,455 new cases in 1996, a 41 percent increase over 1995. Lyme disease is also reported in Europe, Japan, China, Russia and Australia. The disease is caused by a bacterium know as Borrelia burgdorferi ("B. burgdorferi") and is transmitted through a tick, Ixodes scapularis, which is most commonly found on the white-footed mouse or deer.

The Company is developing a B. burgdorferi protein called decorin binding protein ("DbpA") which initial animal studies suggest may provide protection against B. burgdorferi infection. Unlike antibodies to vaccines in development by other companies, DbpA antibodies can be given to mice four days after infections and still clear the bacterium from animals. This may allow a significantly greater window of opportunity for a protective immune response to clear infection. The Company believes that DbpA is the only protein identified form B. burgdorferi to date for which this effect has been demonstrated. In addition, antibodies from animals immunized with DbpA inhibited growth of many strains of the Lyme disease-causing bacteria not inhibited by antibodies to another vaccine candidate in development by the Company, including some species of Lyme bacteria commonly found outside the United States. These results suggest that DbpA may provide an improved Lyme disease vaccine candidate or, alternately, a supplement to the vaccine candidates currently in development.

The Company is aware of two companies, SmithKline Beecham and Pasteur Merieux Connaught, that have submitted BLAs to the FDA for Lyme disease vaccines
based on a protein known as OspA.   The Company is also aware of at least one
other company developing a Lyme disease vaccine based
                                  <PAGE 12>

on a protein known as OspC. The Company believes that given the clinical success of OspA, it is likely that DbpA would need to be combined with OspA to result in a vaccine that is acceptable to the marketplace.

Urinary Tract Infection Vaccine
UTIs are a significant medical problem and one of the most common disorders prompting medical attention in otherwise healthy women and children. UTIs, caused by the bacterium Escherichia coli (E. coli), result in 7-8 million physician and hospital visits per year at a cost of greater than $1 billion. It is estimated that by age 30, roughly 50 percent of women have had at least one infection and 2-10 percent are affected by recurrent infections. Females are generally more prone to UTIs simply because of their anatomy. Recent studies have shown that, on average, women who are 18-40 years old get 1-2 infections over a two year period. Older adults are also at risk with the incidence as high as 33 out of 100 people.

Currently, there are no vaccines to prevent UTIs. Most infections can be treated with antibiotics, however, recurrence is common and emerging antibiotic resistant bacteria create an additional threat. Earlier attempts to use pili, the hair-like protein appendages on the surface of bacteria, as vaccine targets were not successful in protecting against a broad range of pathogenic bacteria, including E. coli, because of the variation in the major component of the pili. The identification of specific proteins, or "adhesins", at the end of pili which facilitate the attachment of E. coli to human tissue, provided a novel target for vaccine development. The Company's vaccine strategy is based on blocking these adhesins, preventing the disease-causing bacteria from binding and accumulating in the bladder. The novel
                                  <PAGE 13>
target of the Company's vaccine candidate is the FimH adhesin. FimH does not vary widely among the different strains of E. coli which cause UTIs. The Company believes this is a requisite quality for development of a broadly effective UTI vaccine.

During 1997, the Company published in the journal "Science" the results of experiments which suggested that a FimH-based vaccine was able to prevent UTIs in mice. In these studies, mice vaccinated with the Company's FimH vaccine showed a greater than 99 percent reduction of bladder bacteria compared to control animals. The effect persisted for 29 weeks, the entire length of the study. Additionally, FimH antibodies were able to block the ability of a broad range (94 percent) of E. coli strains to bind to bladder cells in vitro.

The Company and its collaborators are currently conducting animal and primate vaccination studies and designing clinical production and purification protocols for its first UTI vaccine candidate. Adhesin-based vaccines may also be an effective strategy for other diseases caused by bacteria.

Streptococcus pneumoniae Vaccine
Streptococcus pneumoniae is a major cause of pneumonia, middle-ear infections and meningitis worldwide, especially in the very young or elderly. Pneumonia causes more than one million deaths per year and is the most common cause of childhood death in developing countries. In industrialized countries, pneumococcal pneumonia is a serious problem among the elderly. Middle-ear infections affect almost every child at least once during the first two years of life. Vaccination against pneumococcal infections has become more urgent in recent years due to the emergence of antibiotic-resistant strains throughout the world.
                                  <PAGE 14>
The Company has established a research collaboration with St. Jude Children's Research Hospital("St. Jude") to develop products for the prevention and treatment of Streptococcus pneumoniae infection. The Company has been granted a worldwide exclusive license from the Rockefeller University to commercialize product candidates developed from a novel set of genes discovered by scientists at St. Jude, formerly at Rockefeller University. In addition, research efforts are underway by scientists at the Company and St. Jude to identify novel conserved surface proteins for potential vaccine applications. During 1998, promising candidate proteins are expected to be characterized further in a number of in vitro and in vivo models to determine their potential as vaccine candidates.

MEDI-491, B19 Parvovirus Vaccine
Discovered in 1975, B19 parvovirus has been linked to a number of serious conditions including certain types of miscarriages in pregnant women, life-threatening sudden reduction of red blood cells in sickle cell anemia patients, chronic anemia in AIDS and chemotherapy patients, and persistent arthritis in some adults. MEDI-491 is a vaccine intended to prevent human B19 parvovirus infection. MEDI-491 utilizes virus-like-particle ("VLP") technology. By producing two natural B19 parvovirus proteins in the correct proportions in an insect cell recombinant protein production system, the Company and collaborators at the National Heart, Lung, and Blood Institute ("NHLBI") are able to generate VLPs which resemble the natural B19 parvovirus particles, but are not infectious. The Company has completed a Phase 1 clinical trial to evaluate the safety of MEDI-491. The Company believes that a successful B19 parvovirus vaccine could be used to immunize women entering their child-bearing years to protect them from experiencing risk of B19 parvovirus-induced miscarriages. Alternately, a successful B19 parvovirus vaccine could be incorporated into routine childhood
                                  <PAGE 15>
immunization programs to reduce the prevalence of this virus.

Products and Product Development Programs
The following table summarizes the indications and current status of the Company's products and product development programs.

Product             Indication                          Status(1)
---------------------------------------------------------------------------
Infectious Disease Products

RespiGam            Prevention of serious RSV disease      Marketed
RSV Immune          in infants with prematurity or lung
Globulin (IV)       disease

Synagis RSV         Prevention of RSV disease in           BLA
Monoclonal          high-risk infants                      Submitted
Antibody (IM)

MEDI-501 HPV-11     Prevention of genital warts            Phase 1
Vaccine(2)

MEDI-491 B19        Prevention of B19 parvovirus           Phase 1
Parvovirus          infection
Vaccine

MEDI-504 HPV-18     Prevention of cervical cancer          Pre- clinical
Vaccine(2)                                                 development

MEDI-503 HPV-16     Prevention of cervical cancer          Pre-clinical
Vaccine(2)                                                 development

                                  <PAGE 16>

Second Generation   Prevention of Lyme disease             Pre-clinical
Lyme Disease                                               development
Vaccine

E. coli Vaccine     Prevention of urinary tract            Pre-clinical
(FimH Adhesin)      infections                             development

S. pneumoniae       Prevention and treatment of            Research
Vaccine             streptococcus pneumoniae infection


Transplantation Products

CytoGam             Attenuation of primary CMV disease     Marketed
                    in donor positive/recipient negative
                    kidney transplant patients

CytoGam             Prevention of CMV disease in all       Product
solid organ transplant patients        license appl'n
                                                           amendment
                                                           submitted

Synagis RSV         Treatment of RSV disease in bone       Phase 1
Monoclonal          marrow transplant recipients
Antibody

MEDI-507            Prevention of kidney rejection         Phase 1
Monoclonal
Antibody

                                  <PAGE 17>
MEDI-507            Treatment of graft-versus-host         Phase 1/2
Monoclonal          disease
Antibody

MEDI-507            Treatment of psoriasis                 Phase 1
Monoclonal
Antibody
_______________
(1)  "Phase  1" and "Phase  2" clinical trials generally involve administration of a product to a limited number of patients to evaluate safety, dosage and, to some extent, efficacy.
     "Phase  3" clinical trials generally examine the efficacy
     and safety of a product in an expanded patient population at multiple clinical sites.
(2) These products are being co-developed by the Company and SmithKline Beecham. The Company is entitled to certain milestone payments and
royalties on any sales, if and when cleared for marketing by the         FDA.


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

Abbott Laboratories
In December 1997, the Company entered into two agreements with Abbott Laboratories ("Abbott"). The first agreement calls for Abbott to co-promote Synagis in the United States, if and when licensed for marketing
                                  <PAGE 18>
by the FDA. The second agreement allows Abbott to distribute Synagis outside the United States, if and when licensed for marketing by the appropriate regulatory authorities. Outside the U.S., the Company would manufacture and sell Synagis to Abbott at a price based on end user sales and could receive additional milestone payments based on meeting certain milestones and sales thresholds. In the U.S., Abbott would receive a percentage of net sales in excess of annual sales thresholds. Each company is responsible for its own selling expenses.

American Home Products Corporation
The Company's strategic alliance with American Home Products ("AHP") calls for the two companies to co-develop and co-promote RespiGam. The agreement provided for AHP to fund a portion of the cost of the development of RespiGam and potentially co-promote the product in the United States. AHP shares in the profits and losses of RespiGam in the U.S. The alliance provides for the Company to receive royalties on any sales of AHP's RSV vaccine product, currently in Phase 2 clinical development and for AHP to receive royalties on any sales of Synagis.

Baxter Healthcare Corporation
In June 1995, the Company entered into an exclusive, royalty-bearing license agreement with Baxter Healthcare Corporation ("Baxter") to commercialize RespiGam outside North America. Concurrent with the execution of the license agreement, Baxter also purchased 826,536 shares of Common Stock for $9.5 million. Following the results from the Company's Phase 3 clinical trial of Synagis, sales of which, if cleared for marketing, are expected to substantially replace RespiGam, Baxter terminated this agreement and returned to the Company all rights to commercialize RespiGam outside North America. Baxter has no rights to Synagis.
                                  <PAGE 19>

BioTransplant, Incorporated
In October 1995, the Company and BioTransplant, Incorporated ("BTI") formed a strategic alliance for the development of products to treat and prevent organ transplant rejection. The alliance is based upon the development of products derived from BTI's anti-CD2 antibody, BTI-322, the Company's anti-T cell receptor antibody, MEDI-500, and future generations of products derived from these two molecules (such as MEDI-507, or humanized BTI-322). Pursuant to the alliance, the Company received an exclusive worldwide license to develop and commercialize BTI-322 and any products based on BTI-322, with the exception of the use of BTI-322 in kits for xenotransplantation or allotransplantation. The Company has paid BTI $4.5 million in license fees and research support through December 31, 1997. The Company has assumed responsibility for clinical testing and commercialization of any resulting products. BTI maywill receive research support and milestone payments which could total up to an
additional $11.0    million, as well as royalties on any sales of BTI-322,
MEDI-500, MEDI-507 and future generations of these products, if any.

Human Genome Sciences, Inc.
In July 1995, the Company entered into a collaborative research and development relationship with Human Genome Sciences, Inc. ("HGS") to create antibacterial vaccines and immunotherapeutic products based upon the genomic sequences of bacteria. The Company and HGS have collaborative research efforts underway to develop vaccines for non-typeable Haemophilus influenzae and Streptococcus pneumoniae. Rights to another genomic sequence for vaccine development, Helicobacter pylori, were out-licensed to Oravax, Inc. and Pasteur Merieux Connaught in November 1996 for license payments as well as milestone and royalty obligations. Pursuant to a collaboration and license agreement between the Company and HGS, the Company will be solely responsible for the commercialization of any products developed through the collaboration, and HGS will be
                                  <PAGE 20>
entitled to royalties based upon the extent to which any products jointly developed are covered by patents or license rights held by HGS.

Massachusetts Health Research Institute and Massachusetts Biologics
Laboratories
In August 1989 and April 1990, the Company entered into a series of research, supply and license agreements with Massachusetts Health Research Institute ("MHRI") and Massachusetts Public Health Biologics Laboratories, then a division of the Massachusetts Department of Public Health ("The State Lab"), covering products intended for the prevention or treatment of CMV and RSV infection and other respiratory virus infections by immune globulins or monoclonal antibodies. The Company has agreed to pay royalties on all sales using the licensed technology. Pursuant to the agreements, the Company paid $13.3 million in 1997, $11.8 million in 1996 and $5.8 million in 1995, for royalties, process development and manufacturing. MHRI has rights to receive royalties on any future sales of Synagis, if and when approved by the FDA. See Note 13 of Notes to Financial Statements.

SmithKline Beecham
In December 1997, the Company entered into a strategic alliance with SmithKline Beecham PLC ("SB") to research, develop, manufacture and commercialize therapeutic and prophylactic HPV vaccines. In exchange for exclusive worldwide rights to the Company's HPV technology, SB has agreed to provide the Company with an up-front payment of $15 million, future funding and potential developmental and sales milestones which together could total over $85 million, as well as royalties on any product sales. Under the terms of the agreement, the companies will collaborate on research and development activities. MedImmune will conduct Phase 1 and Phase 2 clinical trials and manufacture clinical material for those studies. SB is responsible for the final development of the product, as
                                  <PAGE 21>
well as regulatory, manufacturing, and marketing activities. In January 1998, the Company received the $15 million payment from SB and completed the sale of 83,410 shares of common stock to SB resulting in net proceeds to the Company of $5.0 million.

Other Agreements.
The Company has a number of other collaborative and business agreements with academic institutions and business corporations, including agreements with 1) Washington University in St. Louis covering development of pilus-based anti-bacterial vaccines, 2) Georgetown University, the German Cancer Research Center and the University of Rochester covering development of vaccines for human papillomaviruses and 3) Scientists at St. JudeRockefeller University for the discovery and commercialization of products to treat and prevent Streptococcus pneumoniae. In addition, the Company has license agreements with third parties foron CytoGam, RespiGam, Synagis and substantially all of its other potential products. Under such license agreements the Company is obligated to pay royalties on any sales of these products.

Marketing and Sales
The Company has developed a sales and marketing organization which it believes is responsive to the increased importance of managed care and the need of the healthcare industry to provide lower costs and higher quality care.
The Company's first product, CytoGam, was originally marketed by a third party as the Company's exclusive distributor. In December 1992, the Company reacquired marketing rights to CytoGam and in January 1993, the Company commenced marketing of CytoGam in the United States through its own sales force (then consisting of 14 people) focused on 250 leading transplantation hospitals. Sales outside the United States are made through regional distributors.
                                  <PAGE 22>
The Company now has approximately 75 people devoted to sales and marketing of the Company's two approved products. Approximately 48 sales and managed care representatives cover approximately 500 hospitals and clinics in the United States, which specialize in transplantation and/or pediatric/neonatal care, for the promotion of CytoGam and RespiGam, respectively. Each sales representative is responsible for selling both CytoGam and RespiGam.

The Company has established a collaboration with Abbott, through its Ross Pediatrics Division, to co-promote Synagis in the U.S., if and when Synagis is cleared for marketing by the FDA. In addition, Abbott has been selected as the Company's exclusive distributor of Synagis outside of the U.S., if and when Synagis is cleared for marketing by the appropriate regulatory authorities. There can be no assurance that such approvals will be granted, or, if granted, that approvals will occur in a timely manner. See Footnote 10 in the Notes to Financial Statements for additional information related to the agreements with Abbott.

Manufacturing and Supply The Company has agreements with the State Lab and MHRI pursuant to which the Company agreed to license certain technology from the Commonwealth of Massachusetts and to collaborate on the development of the technology. The technology relates to the two products currently being marketed by the Company, RespiGam and CytoGam.
     At the end of 1996, the Inspector General of the Commonwealth of Massachusetts publicly issued a report alleging, among other things, that certain present and former employees of the State Lab or MHRI were personally receiving from MHRI, in violation of state law, a portion of the royalties the Company was paying to MHRI on sales of RespiGam. The report also alleged that the terms of the agreements were unfair to the Commonwealth and, accordingly, the Commonwealth now has the right to rescind the agreements notwithstanding the fact that the parties had operated under those agreements for over seven years. The Inspector General has no enforcement powers.
     The Company regards the allegations of the Inspector General, as they relate to the Company, to be without merit. The Company has denied those allegations and in early 1997 provided the Commonwealth with a detailed rebuttal of the claims of the Inspector General pertaining to the Company.
     The Company has been engaged with representatives of the Commonwealth in negotiations to settle the matter on a mutually satisfactory basis. While the Company believes that substantial progress has been made toward resolving this matter in a manner generally acceptable to the Company (with no loss of the Company's rights to technology and no interruption of operations under the agreements, but with increased royalties), there can be no assurance that a final resolution will, in fact, be achieved. If no settlement is reached, the Company may be forced to litigate with the Commonwealth, and there can be no assurance that the outcome of such a litigation would be favorable to the Company. An unfavorable outcome could have a material adverse effect on the Company.
     The Company has entered into manufacturing, supply and purchase agreements in order to provide a supply of human plasma and production capability for CytoGam and RespiGam. CytoGam and RespiGam are produced from human plasma collected from donors who have been screened to have higher concentrations of antibodies against CMV and RSV, respectively. Human plasma for CytoGam and RespiGam is converted to an intermediate raw material (Fraction II+III paste) under a supply agreement with Baxter. The Company entered into an agreement with V.I. Technologies, Inc. in 1997 to supply additional Fraction II+III paste.

The State Lab processes the Fraction II+III paste into bulk product. The
                                  <PAGE 23>
Company has an informal arrangement with the State Lab for planned production of bulk product for CytoGam and RespiGam. The State Lab holds the sole product and establishment licenses for CytoGam and RespiGam. The Company also has an agreement with Connaught Laboratories, Inc. ("Connaught") to fill and package CytoGam and RespiGam. If the State Lab, the suppliers of the Fraction II+III paste, or Connaught is unable to satisfy the Company's product requirements on a timely basis or is prevented for any reason from manufacturing CytoGam or RespiGam, the Company may be unable to secure an alternative supplier or manufacturer without undue and materially adverse operational disruption and increased cost. Recently, the Company has experienced product shortages which have limited product sales without reducing sales and marketing costs. See Footnote 13 in the Notes to Financial Statements for additional information related to the agreements with the State Lab.

In 1997, the Company entered into a manufacturing and supply agreement with BI to provide supplemental production capability for Synagis, a humanized monoclonal antibody product for which a BLA was submitted to the FDA in December 1997. BI must scale up production to a level not previously attempted. No assurance can be given that BI will successfully be able to manufacture Synagis at these levels, nor that it can achieve adequate production yield, produce product with appropriate timeliness, or at an acceptable cost. Product manufactured at the BI facility will be required to launch Synagis, if and when it is licensed for marketing by regulatory authorities. During 1998, the Company is expected to file a supplemental amendment to its BLA for Synagis for additional manufacturing capacity utilizing the BI facility. Should BI be unable to supply Synagis to the Company for any reason, there can be no assurance that the Company would be able to secure an alternate manufacturer in a timely basis or without increased
                                  <PAGE 24>
cost. Nor can there be any assurances that the Company or BI will be licensed by the appropriate regulatory authorities to manufacture or market the product.

The Company entered into an agreement with Chiron Corporation ("Chiron") in 1997, in which Chiron will fill and package Synagis produced at the Gaithersburg pilot plant and Frederick manufacturing plant. The term of the agreement is for three years or until such earlier time as the Company is able to fulfill all of its own requirements. Filling and packaging of Synagis at Chiron is subject to FDA approval.

In July 1996, the Company entered into an engineering, procurement, construction and validation services agreement with Fluor Daniel, Inc. ("Fluor") to design and construct a manufacturing facility located on a 27 acre site in Frederick, Maryland. The Company has spent $49.0 million through December 31, 1997 on construction of the facility. The facility, construction of which is substantially complete, is a multi-use biologics facility intended to provide production capability for the manufacture of immune globulins and by-products from human plasma. In addition, the facility contains a cell culture production area for the manufacture of protein-based products, such as Synagis, MEDI-501 and MEDI-507, if and when they are cleared for marketing by the FDA. There can be no assurance that the facility will receive regulatory approval for its intended purposes. This facility is subject to inspection and approval by the FDA and any resulting sales of product from this facility would not commence for at least the next 18 months. The Company has no experience in commercial manufacturing. Accordingly, even if the necessary approvals were obtained, the Company would encounter new risks associated with commercial manufacturing, including potential scale-up issues, cost overruns, product defects and environmental problems.
                                  <PAGE 25>

Furthermore, there can be no assurance that the Company will be able to manufacture products at a cost that is competitive with third party manufacturing operations.

The Company produces materials for clinical trials in its pilot plant facility in Gaithersburg, Maryland. Materials currently being used in clinical trials for MEDI-501, MEDI-507, and MEDI-491 have been produced at the Company's pilot plant. The Company completed an expansion of the pilot plant facility in 1997 to support the production of materials for Phase 3 clinical trials and market entry production requirements, principally for Synagis. There can be no assurance that appropriate regulatory approvals will be obtained to use the facility for market entry manufacturing.

Patents, Licenses and Proprietary Rights
Products currently being developed or considered for development by the Company are in the area of biotechnology, an area in which there are extensive patent filings. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications owned or licensed by the Company will result in patents being issued or that, if issued, such patents will afford protection against competitors with similar technology.
     The Company believes that there are other patents issued to third parties and/or patent applications filed by third parties which could have applicability to each of the Company's products and product candidates and could adversely affect the Company's freedom to make, have made, use or sell such products or use certain processes for their
                                  <PAGE 26>
manufacture. The Company is unable to predict whether it will ultimately be necessary to seek a license from such third parties or, if such a license were necessary, whether such a license would be available on terms acceptable to the Company. The necessity for such a license could have a material adverse effect on the Company's business.
     There has been substantial litigation regarding patent and other intellectual property rights in the biotechnology industry. Litigation may be necessary to enforce certain intellectual property rights of the Company.
Any such litigation could result in substantial cost to and diversion of effort by the Company.

Government Regulation
The production and marketing of the Company's products and research and development activities are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, vaccines, biologics, drugs and certain diagnostic products are subject to FDA review and licensure. The federal Food, Drug and Cosmetics Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, licensure, advertising and promotion of such products. No assurances can be given that any products under development will be licensed for marketing by the FDA or, if approved, that the product would be successfully commercialized or maintained in the marketplace. Non-compliance with applicable requirements could result in fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve product license applications, restrictions on the Company's ability to enter into supply contracts and criminal prosecution. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.
                                  <PAGE 27>
The FDA may designate a drug as an Orphan Drug for a particular use, in which event the developer of the drug may be entitled to a seven year marketing exclusivity period. CytoGam and RespiGam have been designated as Orphan Drugs for certain indications by the FDA. Accordingly, RespiGam has market exclusivity for its currently licensed indication through January 17, 2003. Marketing exclusivity for CytoGam's currently licensed indication expired in 1997.

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

Sales of pharmaceutical and biopharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA licensure has been obtained, licensure of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such licensure may be longer or shorter than that required for FDA approval, and no
                                  <PAGE 28>

assurances can be given that such approval will be obtained.

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

The Company is aware of certain products manufactured by competitors that are used for the prevention or treatment of certain diseases the Company has targeted for product development, including CMV, RSV, Lyme disease, HPV infections and organ graft rejection. In the prevention of CMV disease, the Company's CytoGam competes with several other products including other antiviral drugs, standard immune globulin preparations and intravenous and oral ganciclovir, marketed by Hoffmann-La Roche Inc. The Company is aware that a number of physicians have prescribed CytoGam in combination with ganciclovir for the prevention of CMV disease in certain patients.

The Company believes that for the prevention of RSV disease, the Company's RespiGam does not compete directly with any product; however, the Company is aware of one product in the U. S., ribivirin, which is
                                  <PAGE 29>
indicated for the treatment of RSV disease. Additionally, the Company's Synagis is currently under review by the FDA. Synagis has been evaluated in a Phase 3 clinical trial for its ability to prevent RSV disease in a population of infants and children similar to that for which RespiGam is indicated. If Synagis were to be cleared for marketing in the United States, the Company believes sales of RespiGam would be substantially adversely affected. The existence of these products, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company.

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

                                                               Officer
Name                      Age  Position                         Since
-----------------------------------------------------------------------
Wayne T. Hockmeyer, Ph.D. 53   Chairman and Chief Executive    1988
                               Officer
David M. Mott             32   President and Chief Operating   1992
                               Officer
Franklin H. Top, Jr.,     62   Executive Vice President and    1988
M.D.                           Medical Director

                               <PAGE 30>
David P. Wright           50   Executive Vice President-       1990
                               Sales and Marketing
Bogdan Dziurzynski        49   Senior Vice President           1994
                               Regulatory Affairs and
                               Quality Assurance
James F. Young, Ph.D.     45   Senior Vice President           1989
                               Research and Development

Dr. Hockmeyer founded the Company in April 1988 as President and Chief Executive Officer and was elected to the Board of Directors in May 1988. He became Chairman of the Board of Directors in May 1993. From 1986 to 1988, Dr. Hockmeyer served as Vice President, Research and Development, of Praxis Biologics, Inc. ("Praxis"). From 1980 to 1986, Dr. Hockmeyer served as Chairman, Department of Immunology, Walter Reed Army Institute of Research. Dr. Hockmeyer is a member of the Board of Directors of Digene Corporation and serves on the Advisory Board of the University of Maryland Biotechnology Institute. He is also a member of the Board of Directors of the High Technology Council of Maryland and Chairman of the Maryland BioScience Alliance. Dr. Hockmeyer received a Bachelor of Science degree from Purdue University and a doctorate from the University of Florida.

Mr. Mott joined the Company in April 1992 as Vice President, with responsibility for business development, strategic planning and investor relations. In 1994, Mr. Mott assumed additional responsibility for the medical and regulatory groups, and in 1995 was promoted to Executive Vice President and Chief Financial Officer. In November 1995, Mr. Mott was promoted to the position of President and Chief Operating Officer and was elected to the Board of Directors. Prior to joining the Company, he was a Vice President in the Health Care Investment Banking Group at Smith Barney, Harris Upham & Co., Inc.
                                  <PAGE 31>
At Smith Barney, where he was employed from July 1986 to April 1992, Mr. Mott's activities included public and private equity and debt financings as well as merger and acquisition work for biotechnology, medical services, and medical product and device companies. He holds a bachelor of arts degree in economics and government from Dartmouth College.

Dr. Top joined the Company in June 1988 as Executive Vice President. He was elected to the Board of Directors in July 1988 and became the Company's Medical Director in 1990. From 1987 to 1988, Dr. Top served as Senior Vice President for Clinical and Regulatory Affairs at Praxis. Prior to 1987, Dr. Top served for 22 years in the U.S. Army Medical Research and Development Command, where he was appointed Director, Walter Reed Army Institute of Research in 1983.

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

Mr. Dziurzynski, prior to joining the Company in 1994, was Vice President of Regulatory Affairs and Quality Assurance at Immunex Corporation.

Dr. Young, prior to joining the Company in 1989, was Director, Department of Molecular Genetics at Smith, Kline and French Laboratories.


EMPLOYEES
As of February 15, 1998, the Company had 344 full time employees. These
                                  <PAGE 32>
include 76 marketing and sales personnel, 37 clinical and regulatory affairs personnel, 67 manufacturing facility personnel, and 103 research and development personnel. The Company considers relations with its employees to be good.


                             ITEM 2.  PROPERTIES
The Company occupies, under a lease expiring in 2006, a facility in Gaithersburg, Maryland, that contains approximately 81,000 square feet of research, development and administrative space. In 1996, the Company acquired a 27 acre parcel of land in Frederick, Maryland. The Company has substantially completed construction of a 91,000 square foot multi-use biologics facility on this site to provide for the manufacture of immune globulins and by-products from human plasma. In addition, the facility is designed to contain a cell culture production area for manufacture of products such as Synagis, if and when it is licensed by the FDA.


                            ITEM 3.  LEGAL PROCEEDINGS
The Company is not a party to any material legal proceedings.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
                                   PART II
       ITEM 5. MARKET FOR MEDIMMUNE, INC.'S COMMON STOCK
                 AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol "MEDI". At February 28, 1998, the Company had 315 common stockholders of record. This figure does not represent the actual
                                  <PAGE 33>
number of beneficial owners of common stock because shares are generally held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares. The number of beneficial shareholders as of February 28, 1998 was over 10,000.

The following table shows the range of high and low closing prices and year end closing prices for the common stock for the two most recent fiscal years.




                             1997                    1996
                             ----                    ----
                        High       Low         High        Low
                        ----      ----         ----        ----
   First Quarter      $ 17 1/2  $ 13 3/8     $ 20 1/8   $14
   Second Quarter       19 3/4    11 3/8     20          15 1/2

   Third Quarter        37 1/4    16 1/2     17 1/2      11 3/8
   Fourth Quarter       43 1/2    31         17 3/4      14
   Year End Close          $ 42 7/8                  $ 17

                       ITEM 6. SELECTED FINANCIAL DATA
 (in thousands, except per share data)

RESULTS FOR THE YEAR     1997      1996      1995       1994      1993
                        -----     -----      ----       ----      ----
   Product sales       $65,271   $35,782    $16,173   $12,054    $8,446
   Other                15,693     5,317     11,263     6,804     6,633
                       -------   -------   --------   -------   -------
   Total revenues       80,964    41,099     27,436    18,858    15,079
Research and develop-
     ment expenses      40,669    32,192     26,417    21,939    14,936
Net loss               (36,895)  (29,544)   (22,671)  (18,828)  (13,217)
Basic and Diluted
Loss Per Common Share    (1.59)    (1.41)    (1.41)    (1.29)    (0.96)
                                    <PAGE  34>

YEAR END POSITION
   Cash and
marketable
     securities
   Total assets        $50,326   $114,765   $38,039   $22,527   $44,424
   Long term debt      170,336    163,971    57,332    44,724    61,195
   Shareholders'        85,363     70,874     1,984     2,090     2,186
equity
                        40,536     72,865    43,779    34,194    53,021

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
This review contains management's discussion of the Company's operational results and financial condition and should be read in conjunction with the accompanying financial statements.

OVERVIEW
     MedImmune commenced operations in April 1988 and, through 1990, revenue was generated solely from research and development agreements and research grants. In 1991, contract revenues rose substantially and the Company began selling its first product, CytoGam, to an exclusive distributor. In December 1992, the Company reacquired the CytoGam marketing rights from its distributor and launched an expanded marketing program for this product through its own sales force.
     On January 18, 1996, the Company's second product, RespiGam, was licensed for marketing by the U.S. Food and Drug Administration ("FDA") for the prevention of serious lower respiratory tract infection caused by RSV in children under 24 months of age with BPD or a history of prematurity.
Because of the seasonal nature of RSV, limited sales, if any, are expected during the second and third quarters, causing results to vary significantly from quarter to quarter.

RESULTS OF OPERATIONS
     1997 Compared to 1996
     Product sales increased 82% for the year ended December 31, 1997, over the year ended December 31, 1996, due to increased demand for RespiGam in the first half of the product's second full season of sales, as well as a 10% increase in CytoGam sales. RespiGam sales were $45.0 million in 1997 versus $17.3 million in 1996, a 159% increase,
                                  <PAGE 35>
reflecting an increase in vials sold. Supply constraints limited 1997 and 1996 sales. CytoGam product sales increased to $20.3 million from $18.4 million in 1996 due primarily to a 4% increase in units sold, and two price increases that took effect in mid-1996 and mid-1997. In 1996 CytoGam product sales were reduced by a $0.7 million reserve for trade receivables due from a pharmaceutical wholesaler that filed Chapter 11 bankruptcy in August 1996; $0.1 million was recovered against this loss in 1997 as a result of a sale of the receivables to a third party. Although the Company markets directly to hospitals and physicians, the Company sells its products through a limited number of pharmaceutical wholesalers. A similar event with another wholesaler could adversely affect operating income. The level of future product sales will be dependent on several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products and product candidates, availability of finished product inventory, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. The Company submitted a Biologic License Application to the FDA in December 1997 requesting marketing clearance for its second generation RSV product, Synagis.  Marketing clearance has not yet been obtained and there can be no assurance that such approval will be obtained. The Company believes that if Synagis were licensed for marketing, it would significantly adversely affect sales of
RespiGam.
     Other revenues increased to $15.7 million in 1997 from $5.3 million in 1996. Other revenues in 1997 reflect primarily fees paid by Abbott Laboratories for the right to market and distribute the Company's second generation RSV drug, Synagis, outside the U.S. The Company is also entitled to receive an additional $30.0 million from Abbott upon receipt of a marketing approval in the U.S. and other major markets. Sales of Synagis are dependent upon marketing clearance from the FDA and other regulatory authorities and there can be no assurance that such clearance will be obtained. Other revenues in 1996 reflect the completion of milestone and research funding payments under the Company's strategic alliance with AHP, formerly American Cyanamid Company. Under the terms of the alliance, the Company and AHP share in the profits or losses of RespiGam; reimbursements or payments under this arrangement are deducted from or added to operating expenses and
                                  <PAGE 36>
are included in selling, administrative and general expenses. Subsequent to December 31, 1997, the Company received $15 million from SmithKline Beecham pursuant to an agreement signed in December 1997 to develop and commercialize human papillomavirus vaccines for prevention of cervical cancer and genital warts. This payment will be included in 1998 other revenues along with research funding that will be due the Company under the terms of the alliance. The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any.
     Cost of sales increased 75% to $34.4 million in 1997 from $19.7 million in 1996, due to a 68% increase in vials sold. Gross margins in 1997 improved to 47% versus 45% in 1996, reflecting the increased sales of RespiGam in the product mix, which has a lower royalty rate than CytoGam. 1997 margins were adversely impacted by a charge for an estimate of additional royalties due to Massachusetts Health Research Institute as part of a possible settlement of an ongoing inquiry by the Inspector General of the Commonwealth of Massachusetts. (See Note 13 of Notes to Financial Statements.) If settled as presently contemplated, the increased royalty rate would continue to apply to future sales of RespiGam. The Company's products are manufactured by third parties and future per-unit cost of sales could increase if the Company is unable to negotiate favorable pricing. The Company has substantially completed construction of its own manufacturing facility intended for some portion of the production of its two approved products as well as other product candidates, including Synagis. This facility is subject to inspection and approval by the FDA and any resulting sales of product from this facility would not commence for at least the next 18 months. If Synagis is licensed for marketing by the FDA, the Company may book a reserve against RespiGam inventory. The magnitude of this reserve, if any, would be determined by factors including, but not limited to, the timing of Synagis approval, the extent of RespiGam inventory on hand at the time, the assessed market potential of Synagis and the assessed market potential of RespiGam. Additionally, if Synagis is licensed for marketing by the FDA, its margin may differ significantly from those of the Company's existing products; however, because Synagis has never been produced in
                                  <PAGE 37>
commercial quantities, the impact, if any, on margins is not known.
     Research, development and clinical costs of $40.7 million were incurred in 1997 compared to $32.2 million in 1996, an increase of 26%. Expenditures in 1997 and 1996 include approximately $14.5 million and $10 million, respectively, for the clinical studies performed for Synagis, including a 1,502-patient Phase 3 clinical trial that began in the fourth quarter of 1996 and was substantially completed by the end of the 1997 second quarter. 1997 expenses also include $1.3 million in license fees relating to Synagis and MEDI-507, a monoclonal antibody that inhibits T cell responses. The level of the Company's total research and development expenses in future periods will fluctuate depending on the extent of clinical trial spending. The Company expects clinical trial expenses to be significantly lower in 1998 than 1997.
     Selling, administrative and general expenses increased to $31.7 million in 1997 from $22.2 million in 1996. The increase in 1997 reflects primarily AHP's share of RespiGam's profits, which resulted in a charge of $3.0 million to selling expenses as calculated under the terms of the strategic alliance. This compared to $4.3 million in reimbursement from AHP in 1996 for its share of RespiGam product line loss, as calculated under the terms of the strategic alliance. Other selling and marketing expenses increased by $1.7 million, reflecting increased commission and product distribution costs resulting from the increased product sales. This was offset by a $1.1 million decrease in sales detailing costs to AHP as a result of the Company's decision to not use AHP's sales force to detail RespiGam in the 1997/1998 RSV season. General and administrative expenses increased by $0.6 million reflecting increased headcount, legal and other costs. Selling, administrative and general expenses are expected to increase in 1998 as the Company prepares for the potential market launch of Synagis, if and when licensed by the FDA.
     Expenses in 1997 include $11.5 million of other operating expenses, which include the costs of start-up of the Frederick manufacturing facility and scale-up of production of Synagis at the Gaithersburg pilot plant and at a third-party manufacturer, Boehringer Ingelheim Pharma KG ("BI") in
Biberach, Germany.  The Company expects
                                  <PAGE 38>
to incur significant start-up and scale-up costs throughout 1998 and into 1999.
     Interest income decreased to $4.0 million in 1997 compared to $5.7 million in 1996. The decrease reflects lower cash balances available for investment, partially offset by an increase in interest rates that increased the overall portfolio yield.
     Interest expense increased to $3.5 million in 1997 from $2.3 million in 1996, reflecting primarily interest on the convertible subordinated notes of the Company issued in July 1996 (net of amounts capitalized) and interest on equipment financing, primarily in the second half of 1997. Interest expense in 1997 and 1996 is net of $2.2 and $0.3 million, respectively, of interest capitalized against the manufacturing facility and the pilot plant expansion.
     The 1997 net loss of $36.9 million, or $1.59 basic and diluted per common share, compared to a 1996 net loss of $29.5 million, or $1.41 basic and diluted per common share. Shares used in computing basic and diluted loss per share were 23.1 million and 21.0 million, respectively, in 1997 and 1996. The Company does not believe that inflation had a material effect on its financial statements.
     These results were consistent with the Company's objectives for the year and with the continued development of its immunotherapeutic and vaccine products. The factors that affected 1997 results may continue to affect near-term future financial results.

     1996 Compared to 1995
     The increase in product sales for the year ended December 31, 1996, as compared to the year ended December 31, 1995, was due to the commencement of sales of RespiGam in 1996 and a 14% increase in CytoGam sales. RespiGam sales were $17.3 million in 1996, of which $13.9 million were generated in the fourth quarter. CytoGam product sales increased to $18.4 million from $16.2 million in 1995 due primarily to increased units sold. CytoGam product sales were reduced by a $0.7 million reserve in the 1996 third quarter for trade receivables due from a pharmaceutical wholesaler that filed Chapter 11 bankruptcy in August 1996.
     Other revenue decreased to $5.3 million in 1996 from $11.3 million in 1995, reflecting the completion of milestone and research funding
                                  <PAGE 39>
payments under the Company's strategic alliance with AHP.
     Cost of sales increased to $19.7 million in 1996 from $10.7 million in 1995, due to the initiation of sales of RespiGam in 1996. The gross margins for 1996 of 45% improved over 1995's margins of 34%, reflecting the addition of RespiGam as well as a reduction in the royalty rate due to Connaught for CytoGam, effective for the fourth quarter of 1995.
     Research, development and clinical spending was $32.2 million in 1996 compared to $26.4 million in 1995, reflecting increased expenditures of over $10 million for Synagis clinical studies, including the start of a 1,502-patient Phase 3 clinical trial in the fourth quarter of 1996. This increase was offset by a decrease in clinical spending for RespiGam, for which two Phase 3 trials were completed in mid-1995 and licensing was received from the FDA in January 1996.
     Selling, administrative and general expenses increased to $22.2 million in 1996 from $11.7 million in 1995, reflecting primarily the launch of RespiGam in 1996. Approximately 45 additional sales and marketing personnel were hired between September 1995 and March 1996 to staff for the launch of RespiGam, resulting in an increase of over $5 million in salaries, commissions, recruiting, travel and related costs. An additional $5.2 million was spent on marketing and selling programs for the launch of RespiGam in 1996. Sales detailing costs to the Company's corporate partner for RespiGam, AHP, approximated $1.8 million in 1996 and none in 1995. Offsetting the increased costs in 1996 was a $4.3 million reimbursement from AHP of its share of product line loss on RespiGam for the year, calculated under the terms of the strategic alliance. General and administrative expenses increased by $0.7 million, reflecting increased headcount and legal and other costs associated with the new manufacturing facility.
     In December 1995, the Company and Connaught entered into an amendment to the agreement signed in 1992 in which the Company reacquired the rights to market CytoGam. In connection with this amendment, the Company made a lump sum payment of $2.7 million to Connaught in the first half of 1996 upon completion of certain modifications to Connaught's filling and packaging facility. The $2.7 million charge was expensed as other operating expenses in 1995.
                                  <PAGE 40>
     Interest income increased to $5.7 million in 1996 compared to $1.7 million in 1995. The increase reflects the proceeds from the Company's equity and convertible debt offerings in 1996, resulting in higher cash balances available for investment, partially offset by a decrease in interest rates, which lowered the overall portfolio yield.
     Interest expense increased to $2.3 million in 1996 from $0.3 million in 1995, reflecting interest on the convertible subordinated notes of the Company issued in July 1996. Interest expense in 1996 is net of $0.3 million of interest capitalized against the new manufacturing facility and the pilot plant expansion.
     The 1996 net loss of $29.5 million, or $1.41 basic and diluted per common share, compared to a 1995 net loss of $22.7 million, or $1.41 basic and diluted per common share. Shares used in computing basic and diluted loss per share were 21.0 million and 16.1 million, respectively, for 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES
     Cash and marketable securities were $50.3 million at 1997 year end compared to $114.8 million at 1996 year end. Working capital was $56.6 million at 1997 year end versus $113.3 million at 1996 year end.
     Net cash used in 1997 operating activities was $47.745.5 million compared to $25.85 million used in 1996 and $15.9 million used in 1995. The cash outflow from operations in 1997 reflected the net loss of $36.9 million adjusted for depreciation and amortization and working capital changes. Working capital changes included: 1) a $25.2 million increase in inventory reflecting build-up of CytoGam and RespiGam to support increased sales; 2) a $6.5 million increase in trade receivables as a result of the increased fourth quarter sales, primarily RespiGam; and 3) a $17.4 million increase in accounts payable and accrued expenses reflecting primarily accruals for plasma inventories, contract manufacturing activities, amounts due to AHP for its share of RespiGam product line profit and increased sales
                                  <PAGE 41>

commission accruals. Most of the working capital increase in 1997 resulted from growth in accounts receivable, reflecting a 117% increase in product sales in the fourth quarter 1997 versus the fourth quarter 1996 and growth in inventory in anticipation of increased first quarter 1998 sales compared to first quarter 1997. Inventory growth was also impacted by an increase in plasma collections in 1997 as more plasmapheresis centers were added to increase the volume of collections. If Synagis is licensed for marketing by the FDA, the Company may book a reserve against RespiGam inventory for obsolescence as Synagis is expected to substantially replace RespiGam in the market. The amount and timing of such a reserve, if any, would depend on factors including, but not limited to, the anticipated timing of Synagis marketing clearance, the extent of RespiGam inventory on hand at that time, the assessed market potential of Synagis and the assessed market potential of RespiGam.
AAdditionally, inventory is expected to increase significantly in 1998 as the Company purchases Synagis inventory from BI and collects materials for use in its new manufacturing facility to begin producing inventory for the potential launch of Synagis.
     The cash outflow from operations in 1996 reflected the net loss adjusted for depreciation and amortization and working capital changes. Working capital changes included: 1) a $7.1 million increase in trade and contract receivables due to significant fourth quarter 1996 sales of RespiGam; 2) a $5.6 million increase in accounts payable and accrued expenses, reflecting accrued costs associated with the Synagis Phase 3 clinical trial, accrued manufacturing costs for production of the Company's two products, and accrued marketing and selling costs, including commissions; and 3) a $2.1 million increase in accrued interest reflecting interest due on the convertible subordinated notes, paid January 1997.
     Cash flows from financing activities were $20.9 million in 1997
                                  <PAGE 42>
compared to $125.4 million in 1996. In 1997, the Company drew down $14.4 million of $15.0 million of available equipment financing. In addition, the Company received the remaining $2.8 million of financing available from the state and local government to fund the construction of the manufacturing plant. In February 1996, the Company completed a public offering of 3.45 million shares of common stock resulting in net proceeds of $58 million and in July 1996, the Company completed a private placement of $60 million aggregate principal amount of 7% convertible subordinated notes due 2003 for net proceeds of $58 million. Additionally in 1996, the Company received $9 million of proceeds from state and local government loans in connection with the financing of its manufacturing facility.
     Capital expenditures in 1997 were $36.738.9 million compared to $22.47 million in 1996 excluding capitalized interest of $2.2 million and $0.3 million, respectively. The 1997 expenditures include $33.237.5 million (net of capitalized interest) for the construction, equipment and validation of the Company's manufacturing facility and the completion of its pilot plant expansion at the Gaithersburg headquarters. Additional expenditures were for laboratory and office equipment. The 1996 expenditures included $16.95 million (net of capitalized interest) for the design and construction of the Company's manufacturing facility and the expansion of the pilot plant. Additional expenditures were for land, laboratory equipment and administrative expansion.
     Capital expenditures in 1998 are expected to approximate $7.0 million, due mostly to expansion of the administrative area at the Gaithersburg headquarters and the Frederick manufacturing facility to provide additional capacity for the Company's cell culture product candidates. Construction of the manufacturing facility is substantially completed and initial process qualification will commence during 1998. There can be no assurance that appropriate regulatory approvals will be obtained to enable the use of the facility for production of the Company's products or product candidates. Any resulting sales of product from this facility would not commence for at least the next 18 months, subject to regulatory approvals. Further production capacity may be required to support future sales of MedImmune's product candidates. The Company is evaluating its

                                  <PAGE 43>
alternatives, including, but not limited to, significant expansion of its existing facilities. At this time, the Company is unable to determine the potential cost or likelihood of this project.
     Subsequent to December 31, 1997, the Company received $15 million from SmithKline Beecham ("SB") pursuant to an agreement signed with them in December 1997 to develop and commercialize human papillomavirus vaccines for prevention of cervical cancer and genital warts. This payment will be included in 1998 other revenues along with research funding of approximately $5 million that will be due the Company under the terms of the alliance. In addition, in January 1998, the Company completed the sale of 83,410 shares of common stock to SB for net proceeds to the Company of $5.0 million. Also Iin January 1998, the Company completed a private placement of 1.7 million shares of common stock to three institutional investors for net proceeds to the Company of $66.3 million.
     The Company is obligated in 1998 to provide $2.5 million in funding for various clinical trials, research and development and license agreements with certain institutions. The Company's existing funds, together with funds contemplated to be generated from product sales and investment income, are expected to provide sufficient liquidity to meet the anticipated needs of the business for at least the next 18 months, absent the occurrence of any unforeseen events.

Year 2000 Compliance
   The Company has conducted a review of its internal and external systems for year 2000 compliance and believes that the cost of completing any necessary modifications will not be material. There can be no assurances: 1)that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, including issues of its customers or suppliers, 2)that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant, 3)that the Company's estimate of the cost of systems preparation for Year 2000 compliance will prove ultimately to be accurate.


                                  <PAGE 44>
            ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             BALANCE SHEETS
(in thousands, except share data)
                                         December 31,  December 31,
                                             1997          1996
                                          ----------    ----------
ASSETS
  Cash and cash equivalents                    $29,984      $12,629
  Marketable securities                         20,342      102,136
  Trade receivables, net                        15,236        8,123
  Contract receivables, net                      3,064        2,164
  Inventory, net                                28,857        6,060
  Other current assets                           2,740        1,713
                                            ----------   ----------
      Total Current Assets                     100,223      132,825
  Property and equipment, net                   65,254       29,087
  Other assets                                   4,859        2,059
                                            ----------   ----------
    Total Assets                              $170,336     $163,971
                                            ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable, trade                       $4,535       $3,942
  Accrued expenses                              27,682       10,509
  Accrued interest                               2,583        2,057
  Product royalties payable                      6,227        2,559
  Other liabilities                              2,633          469
                                            ----------   ----------
      Total Current Liabilities                 43,660       19,536
  Long term debt                                85,363       70,874
  Other liabilities                                777          696
                                            ----------   ----------
     Total Liabilities                         129,800       91,106
                                            ----------   ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value;                  --          --
     authorized 5,524,525 shares;
     none issued or outstanding
  Common stock, $.01 par value;                    244          218
     authorized 60,000,000 shares;
     issued and outstanding 24,444,745
                               <PAGE 45>
     shares and 21,836,763 shares at
     December 31, 1997 and 1996,
respectively
  Paid-in capital                              176,564     172,024
  Accumulated deficit                        (136,272)     (99,377)
                                            ----------   ----------
      Total Shareholders' Equity                40,536      72,865
                                            ----------   ----------
      Total Liabilities and                   $170,336    $163,971
           Shareholders' Equity             ==========   ==========


The accompanying notes are an integral part of these financial statements.





























                                  <PAGE 46>


Statements of Operations
(in thousands, except per share data)

                                       For the year ended December 31,
                                      ---------------------------------
                                         1997         1996        1995
                                        --------     --------    --------
REVENUES
  Product sales                        $65,271      $35,782      $16,173
  Other                                 15,693        5,317       11,263
                                       --------      --------    --------
    Total Revenues                      80,964       41,099       27,436
                                       --------      --------    --------
COSTS AND EXPENSES
  Cost of sales                         34,433       19,678       10,678
  Research and development              40,669       32,192       26,417
  Selling, administrative               31,735       22,165       11,719
     and general
  Other operating expenses              11,543         --         2,700
                                       --------      --------    --------
    Total Expenses                      118,380      74,035       51,514
                                       --------      --------    --------
Operating Loss                          (37,416)    (32,936)     (24,078)
  Interest income                         4,004       5,655        1,657
  Interest expense                       (3,483)     (2,263)        (250)
                                       --------      --------    --------
Net Loss                               $(36,895)   $(29,544)    $(22,671)
                                       ========      ========    ========
Net Loss Per Share, Basic and
Diluted                                 $(1.59)      $(1.41)     $(1.41)
                                       ========      ========    ========
Shares Used in Calculation of Basic
  and Diluted Net Loss Per Share        23,132       21,019       16,061
                                        ========     ========    ========
The accompanying notes are an integral part of these financial statements.

                                  <PAGE 47>

Statements of Cash Flows
(in thousands)                             For the year ended December 31,
                                           --------------------------------
                                              1997       1996       1995
                                             --------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $(36,895)  $(29,544)  $(22,671)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization               2,749     1,843      1,554
    Capitalized interest                      (2,188)      (273)         --
    Amortization of premium (discount) on
        marketable securities                     937       447       (418)
    Bad debt expense                            (641)       724          5
    Inventory reserve                             (8)      (409)       417
    Amortization of debt issue costs              330       155          --
    Other                                         325        96        119
  Increase(decrease) in cash due to
    changes in assets and liabilities:
    Trade receivables                         (6,472)    (6,160)      (987)
    Contract receivables                      (1,144)      (954)     2,865
    Inventory                                (25,235)       376       (945)
    Other assets                                (990)      (641)     1,111
    Accounts payable and accrued expenses      17,351     5,595      2,154
    Product royalties payable                   3,668       783        818
    Accrued interest                              526     2,057          --
    Other liabilities                             (4)       119         35
                                             --------  --------   --------
        Net cash used in operating           (47,691)   (25,786)   (15,943)
          activities
                                             --------  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in securities available              --  (131,908)   (38,587)
    for sale
  Maturities of securities available           80,857    53,199     31,308
    for sale
  Capital expenditures                        (36,728)  (22,402)    (1,116)
                                             --------  --------   --------
        Net cash provided by (used in)         44,129  (101,111)    (8,395)
          investing activities
                                             --------  --------   --------
                                 <PAGE 48>

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of common              4,566    58,630     32,256
    stock
  Proceeds from issuance of long               17,187    69,000          --
   term debt
  Deferred costs from debt                      (306)    (2,172)         --
   issuance
  Decrease in long term debt obligations        (530)       (97)      (103)
                                            ---------  --------   --------
        Net cash provided by                   20,917   125,361     32,153
        financing activities
                                            ---------  --------   --------
Net increase (decrease) in cash and cash       17,355    (1,536)     7,815
    equivalents
Cash and cash equivalents at beginning         12,629    14,165      6,350
    of year
                                             --------  --------   --------
Cash and cash equivalents at end of
    year                                      $29,984   $12,629    $14,165
                                            =========  ========   ========
The accompanying notes are an integral part of these financial statements.

                                  <PAGE 49>


Statements of Shareholders' Equity
(in thousands, except share data)

                            Common Stock,
                               $.01 par
                          ---------------    Paid-in       Accumulated
                           Shares    Amount  Capital    Deficit     Total
                          ---------  ------  -------   ---------   -------
Balance,
  December 31, 1994       14,618,042   $146   $81,210   $(47,162)  $34,194

Common stock options
  exercised                   43,817     --        92          --       92
Private placement of
  common stock, May
  1995,at $6.85 per
  share, net of under-
  writing commissions
  and expenses of $825     1,250,000     13     7,728          --    7,741
Private placement of
  common stock, June
  1995,at $11.49 per
  share, net of fees and
  expenses of $40            826,536      8     9,452          --    9,460
Private placement of
  common stock, October
  1995, at $15.50 per
  share, net of fees and
  expenses of $37            967,742     10    14,953          --   14,963
Net loss                          --     --       --     (22,671)  (22,671)
                            -------- ------  --------    --------   -------
Balance,
  December 31, 1995       17,706,137    177   113,435    (69,833)   43,779

Common stock options
  exercised                  288,484      3       700          --      703
Sale of common stock,
  February 1996, public
  offering at $18.00 per
  share, net of under-
  writing commissions
  and expenses of $4,173   3,450,000     34    57,893          --   57,927
Conversion of Series A

                                      <PAGE  50>
Convertible Preferred
  Stock                      392,142      4       (4)          --       --
Net loss                          --     --       --     (29,544)  (29,544)
                            --------  -----  --------    --------  --------
Balance,
  December 31, 1996       21,836,763    218   172,024    (99,377)   72,865

Common stock options
  exercised                  614,629      6     4,560          --     4,566
Conversion of Series A
  Convertible Preferred
  Stock                    1,993,353     20      (20)          --        --
Net Loss                          --     --        --    (36,895)  (36,895)
                          ----------  -----  --------   ---------  --------
Balance,
  December 31, 1997       24,444,745   $244  $176,564  $(136,272)  $40,536
                          ==========  =====  ========  ==========  ========
The accompanying notes are an integral part of these financial statements.


                                  <PAGE 51>
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.  ORGANIZATION
     MedImmune, Inc. (the Company), a Delaware corporation, is a biotechnology company focused on the development and marketing of products for the prevention and treatment of infectious diseases and for use in transplantation medicine. The Company was originally incorporated on June 29, 1987, and commenced operations on April 22, 1988.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Significant accounting policies applied in the preparation of these financial statements are as follows:
     Cash and Cash Equivalents
     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
     Marketable Securities
     Marketable securities include investments with original maturities of greater than three months having a remaining maturity of less than 24 months. The Company's securities are held for an unspecified period of time and may be sold to meet liquidity needs. The securities included as marketable securities are considered available-for-sale as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Amortized cost of marketable securities approximates market; therefore, no adjustment has been made to shareholders' equity as a result of changes in market value to these securities. Interest income is accrued as earned.
     Concentration of Credit Risk
     The Company has invested its excess cash generally in securities
                                  <PAGE 52>
of the U.S. Treasury, U.S. government agencies, corporate debt securities, commercial paper and money market funds with strong credit ratings and deposits with a major bank. The Company has not experienced any significant losses on its investments. The Company sells its products primarily to a limited number of pharmaceutical wholesalers without requiring collateral.
The Company periodically assesses the financial strength of these wholesalers and establishes allowances for anticipated losses when necessary.
     Inventory
     Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average approach that approximates the first-in, first-out method. Where the Company has a firm contract for their puchase, by-products that result from production of the Company's principal products are accounted for as a reduction of the cost of the principal products.
     Product Sales
     Product sales are recognized upon shipment of the product to wholesalers. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts, and Medicaid rebates. The Company maintains reserves at a level that management believes is sufficient to cover estimated future requirements. Allowances for discounts, returns, bad debts, chargebacks and Medicaid rebates, which are netted against accounts receivable, totaled $3,037 and $2,053 at December 31, 1997 and 1996, respectively. Product royalty expense is recognized concurrently with the recognition of product revenue. Royalty expense, included in cost of sales, was $8,504, $4,282 and $3,056 for the years ended December 31, 1997, 1996 and 1995, respectively.
     Contract Revenues
     Contract revenues are recognized over the fixed term of the contract or, where appropriate, as the related expenses are incurred. Non-refundable fees or milestone payments in connection with research
                                  <PAGE 53>
and development or commercialization agreements are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods.
     Property and Equipment
     Property and equipment are stated at cost. Interest cost incurred during the period of construction of plant and equipment is capitalized. Depreciation of laboratory and computer equipment is computed on the straight-line method based upon estimated useful lives ranging from 3 to 7 years. Amortization of leasehold improvements is computed on the straight-line method based on the shorter of the estimated useful life of the improvement or the term of the lease. Upon the disposition of assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of operations. Repairs and maintenance costs are expensed as incurred and were $1,002, $537 and $540 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Long-Lived Assets
     The Company evaluates the recoverability of the carrying value of property and equipment and intangible assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Company considers historical performance and anticipated future results in its evaluation of the potential impairment. Accordingly, when the indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the expected future cash flows are less than the assets' carrying value.
                                  <PAGE 54>
     Forward Exchange Contracts
     The Company is obligated to make certain payments to a foreign supplier in its local currency. To hedge the effect of fluctuating foreign currencies in its financial statements, the Company may enter into foreign forward exchange contracts. Gains or losses associated with the forward contracts are computed as the difference between the foreign currency contract amount at the spot rate on the balance sheet date and the forward rate on the contract date. Unrealized gains or losses are deferred until the obligation date and are then offset against the gains or losses on the foreign currency transaction. See Note 12 for information regarding the fair value of the Company's foreign forward exchange contracts.
     Fair Value of Financial Instruments
     The carrying amount of financial instruments including cash and cash equivalents, trade accounts and contracts receivable, other current assets, accounts payable, and accrued expenses approximate fair value as of December 31, 1997 and 1996 due to the short maturities of these instruments. See Note 7 for information regarding the fair value of the Company's long-term debt and notes payable and Note 12 for information regarding the fair value of the Company's foreign forward exchange contracts.
     Income Taxes
     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.
                                  <PAGE 55>
     Earnings (Loss) Per Common Share
     In 1997, the Company adopted SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. Net loss per share as reported was not adjusted for potential common shares as they are antidilutive. Net loss available to common shareholders as reported was not adjusted. Earnings per share for all other periods presented conform to SFAS No. 128.
     New Accounting Standards
     The Financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997. SFAS No. 130, Reporting Comprehensive Income, requires additional reporting with respect to certain changes in assets and liabilities that previously were included in shareholders' equity. The Company will begin complying with the reporting required by SFAS No. 130 in the first quarter of 1998. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998.
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make
                                  <PAGE 56>
estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  INVENTORY
     Inventory at December 31, is comprised of the following:
                                     1997     1996
                                   ------   ------
          Raw materials           $14,503   $2,073
          Work in process          12,990    2,758
          Finished goods            3,810    1,229
                                   ------   ------
                                   31,303    6,060
          Less non-current        (2,446)       --
                                   ------   ------
                                  $28,857   $6,060
                                =========    =====



     At December 31, 1997, raw materials for one of the Company's existing products being collected for production at the Company's manufacturing plant which has not been licensed by the FDA, are classified as non-current as they are not expected to be consumed within the next year. In addition, finished goods at December 31, 1997 include by-products that result from the production of the Company's principal products at one of its contract manufacturers and are held for resale. As of December 31, 1997To date, no sales of these by-products have occurred.
                                    <PAGE 57>
     The Company submitted a Biologic License Application to the FDA in December 1997 requesting marketing clearance for its second generation RSV product, Synagis. The Company believes that if Synagis were licensed for marketing, it would largely replace sales of RespiGam. Consequently, if and when Synagis is cleared for marketing, the Company may be compelled to record a reserve against RespiGam inventory. The magnitude of this inventory reserve, if any, would be determined by a number of factors, including but not limited to, the anticipated timing of Synagis marketing clearance, the extent of RespiGam inventory on hand at the time, the assessed market potential of Synagis and the assessed market potential of RespiGam.

4. PROPERTY AND EQUIPMENT
     Property and equipment, stated at cost at December 31, is comprised of the following:

                                                  1997      1996
                                                 -----     -----
   Land                                        $ 1,521    $ 1,521
   Leasehold improvements                       11,042      6,860
   Laboratory equipment                          9,355      7,427
   Office furniture, computers and equipment     4,377      3,235
   Construction in progress                     49,040     17,376
                                               -------    -------
                                                75,335     36,419
   Less accumulated depreciation and
       amortization                            (10,081)    (7,332)
                                                -------    -------
                                               $65,254    $29,087
                                     <PAGE 58>
                                               =======    =======

Construction in progress consists primarily of costs incurred in connection with the design and construction of the Company's manufacturing facility and includes capitalized interest costs of $2,423 and $273300 at December 31, 1997 and 1996, respectively.

5.    ACCRUED EXPENSES
    Accrued expenses at December 31, is comprised of the following:
                                             1997            1996
                                          -------         -------
    Accrued contracts                     $14,959          $5,737
    Accrued manufacturing                   8,792           1,804
    Accrued sales and marketing             2,299           2,085
    Accrued other                           1,632             883
                                          -------         -------
                                          $27,682         $10,509
                                          =======         =======

65.  FACILITIES LEASES
     The Company entered into a 15-year lease beginning in November 1991, as amended in 1993, 1996 and 1997, for administrative and laboratory facilities in Gaithersburg, Maryland. Under the lease, the Company is obligated to pay a basic monthly rent which will increase 3% each lease year and in 1997 totaled $1,010. The lease also requires the Company to pay for utilities and its proportionate share of taxes, assessments, insurance and maintenance costs. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $1,328, $1,113 and $946, respectively. The 1995 expense is net of sublease rental receipts of approximately $140 from an affiliated company. The sublease agreement was terminated in October 1995.
     The Company's future minimum lease payments under the facility
                                  <PAGE 59>
operating lease are as follows:

      Year ending  December 31,
      ------------------------
      1998              $  1,158
      1999                 1,192
      2000                 1,228
      2001                 1,265
      2002                 1,304
      thereafter           5,504
                        --------
                        $ 11,651
                        ========


76.  LONG TERM DEBT
     Long term debt at December 31, is comprised of the following:

                                                 1997       1996
                                                -----      -----
    7% convertible subordinated notes, due
    2003                                      $60,000    $60,000

    Notes payable to Transamerica Business
    Credit Corporation due through 2004,
    interest 10.13%-10.6%                      13,975        --

    7.53% note due to Maryland Industrial
    Development Finance Authority, due 2007     5,000      5,000

    4% notes due to Maryland Department of
    Business and Economic Development, due
    2016                                        6,800      4,000

                                    <PAGE 60>
    Notes payable to landlord, due through
    2006, interest 11.5%-13%                    1,874      1,992
                                               -------    -------
                                               87,649     70,992
    Less current portion included in other
    current liabilities                        (2,286)      (118)
                                               -------    -------
                                              $85,363    $70,874
                                              =======    =======

     The convertible subordinated notes were issued in July 1996 and are convertible at the option of the holder into 3,048,780 shares of the Company's common stock at a conversion price of $19.68 per share, subject to adjustments in certain events. The notes are not redeemable by the Company prior to July 7, 1999. After that date, the notes are redeemable with 30 days notice at a declining premium until the due date, plus accrued interest. The notes are subordinated to all senior debts of the Company including the state and local loans, the Transamerica loans, and the loan from the landlord. The Company may be required to redeem the notes at amounts up to 107% of the principal amount in the event of a change in control of the Company.
     Principal and interest payments on the state and local notes begin in 1998. Pursuant to the terms of the agreements, the Company is required to meet certain financial and non-financial covenants including maintaining minimum cash balances and net worth ratios. The Company maintains a $400 compensating balance related to the notes which is included in the accompanying balance sheets as of December 31, 1997 and 1996. The notes are collateralized by the land, buildings and building fixtures of the manufacturing facility. The agreements include a provision for early retirement of the notes by the Company.
     Loans from Transamerica Business Credit Corporation issued in 1997 are repayable over 6 years at rates ranging from 10.13% to 10.6%. The
                                  <PAGE 61>
loans are collateralized by manufacturing, laboratory, and office equipment of the Company. The Company may borrow up to an additional $0.6 million under this facility. The agreements include a provision for early retirement of the loans by the Company.
     Maturities of long term debt for the next five years are as follows:
1998, $2,286; 1999, $2,625; 2000, $2,878; 2001, $3,164; and 2002, $3,476.
Interest paid was $4,817, $304 and $250, for the years ended December 31, 1997, 1996 and 1995, respectively.
     The fair value of the Company's long term debt at December 31, 1997, based on quoted market prices or discounted cash flows based on currently available borrowing rates, was $153,253 compared to its carrying value of $87,649.

87.  SHAREHOLDERS' EQUITY
      In August 1996, the shareholders of the Company approved an increase in the authorized number of shares of common stock from 30 million shares to 60 million shares.
     In connection with the closing of the Company's initial public offering in 1991, the holders of the Series A Convertible Preferred Stock warrants agreed that if such warrants were exercised, the holders thereof would simultaneously exercise their right to convert the Series A Convertible Preferred Stock received upon exercise of the warrants into 2,524,525 shares of common stock. Pursuant to an amendment to the warrant agreement in which the holders could elect a cashless exercise of the warrants for a reduced number of common shares based on a calculation of the fair market value of the common stock on the exercise date, 2,108,652 and 415,873 of the Series A Convertible Preferred Stock warrants were exercised and converted through a cashless exercise into 1,993,353 and 392,142 shares of common stock in 1997 and 1996, respectively. As of December 31, 1997, all warrants were exercised and converted.
                                  <PAGE 62>
     In July 1997, the Company's Board of Directors adopted a Stockholder Rights Plan. Pursuant to the terms of the Plan, common stock purchase Rights were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on July 21, 1997. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such a person or group would beneficially own 20 percent or more of the Company's stock. The Rights will expire on July 9, 2007.
     In January 1998, the Company closed the private placement of 1.7 million1,700,000 new shares of common stock to institutional investors for net proceeds of $66.3 million., and sold 83,410 shares of common stock to SmithKline Beecham for net proceeds of $5.0 million.

98.  COMMON STOCK OPTIONS
          In April 1991, the Board of Directors adopted the 1991 Plan, amended in March 1992, March 1995 and February 1997, under which 5,500,000 shares of common stock were reserved for issuance upon exercise of options granted to employees, consultants and advisors of the Company. In May 1993, a Non-Employee Directors Stock Option Plan was approved by the shareholders under which 250,000 shares of common stock were reserved for issuance upon exercise of options granted to non-employee directors. The 1991 Plan provides for the grant of incentive and nonqualified stock options and the Non-Employee Directors Plan provides for the grant of nonqualified stock options. The maximum term of each option granted is 10 years. The option prices under the 1991 Plan and the Non-Employee Directors Plan are equal to the closing market price on the day prior to the date of grant.
     Prior to the establishment of these plans, the Board of Directors
                                  <PAGE 63>
granted options and periodically set option prices. The Board of Directors established option prices, prior to the Company's initial public offering on May 8, 1991, based upon an evaluation of the fair market value of the Company's stock. Options normally vest on the anniversary date of the grant over a three to five year period. The Company has reserved a total of 5,623,101 shares of common stock for issuance under these plans as of December 31, 1997. Related stock option activity is as follows:

                Options Granted
                   Prior to
               Establishment of                               Non-Employee
                 the 1991 Plan           1991 Plan           Directors Plan
              ------------------     ------------------    -----------------
                           Wtd.                    Wtd.                Wtd.
                           Avg.                    Avg.                Avg.
                         Exercise                Exercise            Exercise
                          Price                   Price               Price
                Shares     Per                     Per                 Per
                          Share       Shares      Share     Shares    Share
Balance,
Dec 31, 1994    822,165              1,453,982              40,000
Granted                -   $    -    1,175,600      $8.13   30,000     $12.58
Exercised       (31,800)     6.90      (11,017)      7.60         -         -
Cancelled          (200)      .80     (325,819)     11.46         -         -
                --------              ---------             -------
Balance,
Dec 31, 1995    790,165      3.10    2,292,746      11.26   70,000      10.75
Granted                -        -      814,400      17.02   15,000      17.00
Exercised      (232,804)      .64      (55,680)      9.96         -         -
Cancelled        (2,000)    51.00     (109,407)     13.07         -         -
                --------              ---------             -------
Balance,
Dec 31,1996     555,361      3.96    2,942,059      12.81   85,000      11.85
Granted                -        -      796,650      17.86   20,000      18.63
Exercised      (167,359)     2.92     (434,770)      8.96  (12,500)     14.53
Cancelled              -        -     (110,103)     16.76         -         -
                --------               --------             -------
                                      <PAGE 64>

Balance,
Dec 31, 1997     388,002    $4.40    3,193,836     $14.41    92,500    $12.96
                ========             =========               ======




Additional information related to the plans as of December 31, 1997 is as follows:

                  Options Outstanding                Options Exercisable
                     ----------------------          --------------------
                             Wtd Avg
Range of                    remaining    Wtd Avg                  Wtd Avg
exercise        Options    contractual  Exercise     Options     Exercise
prices        outstanding   life (yrs)    Price    Exercisable     Price

 $0.01- $7.00      731,286      7.7         $4.49    467,527       $3.29
 $7.01-$13.50    1,060,918      6.8        $11.04    698,230      $11.04
$13.51-$20.00    1,616,218      8.3        $15.67    360,140      $15.35
$20.01-$43.75      265,916      7.0        $32.42    127,217      $33.82
               -----------                          ---------
 $0.01-$43.75    3,674,338      7.7        $13.32  1,653,114      $11.54

 There were 1,803,763 and 145,000 shares available for future option grants at December 31, 1997 under the 1991 Plan and the Non-Employee Directors Plan, respectively.
    The Company has adopted the disclosure-only provisions of SFAS No. 123 as they pertain to financial statement recognition of compensation expense attributable to option grants. As such, no compensation cost has been recognized for the Company's option plans. If the Company had elected to recognize compensation cost for the 1991 Plan and the Non-Employee Directors Plan consistent with SFAS No. 123, the Company's net loss and basic and diluted loss per share on a pro forma basis would be:

                                  <PAGE 65>

                                              1997       1996       1995
                                             -----      -----      -----
Net loss - as reported                     $36,895    $29,544    $22,671
Net loss - pro forma                       $45,208    $36,556    $25,192
Basic and diluted loss per share - as        $1.59      $1.41      $1.41
reported
Basic and diluted loss per share - pro       $1.95      $1.74      $1.57
forma


The pro forma expense related to the stock options is recognized over the vesting period, generally five years. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                           1997        1996        1995
                                          -----       -----       -----
Risk-free interest rate                   6.21%       6.09%       6.76%
Expected life of options - years              7           7           7
Expected stock price volatility             75%         75%         75%
Expected dividend yield                     N/A         N/A         N/A

The weighted average fair value of options granted during 1997, 1996 and 19965 was $12.94and , $12.63 and $6.02, respectively.

10.  COLLABORATIVE ARRANGEMENTS
     American Home Products
     On November 8, 1993, the Company signed definitive agreements with American Cyanamid Company to form an alliance in the United States for the development and marketing of three generations of products to prevent and treat respiratory syncytial virus (RSV) and for the
                                  <PAGE 66>
marketing of a new anti-infective product, ZOSYN, developed by American Cyanamid. The parties agreed to co-promote and share profits or losses on the Company's RSV product, RespiGam, which was licensed for marketing by the United States Food and Drug Administration on January 18, 1996. In 1994, AHP acquired American Cyanamid and in October 1995, AHP invested $15 million in the Company through the purchase of 967,742 shares of common stock. In connection with this investment, the Company and AHP agreed to amend certain terms of agreements entered into concurrently with the formation of their 1993 alliance. Pursuant to these amendments, AHP's funding obligations and co-promotion rights with respect to the second generation RSV monoclonal product developed by the Company were terminated, the Company returned its right to co-promote ZOSYN to AHP and AHP received a right to receive a royalty on any sales of the RSV monoclonal product. In addition, the Company's right to co-fund and to co-promote an RSV vaccine being developed by AHP was converted into the right to receive royalties on any sales of the vaccine. Revenue of $4,791 and $10,744 in 1996 and 1995, respectively, associated with these agreements is included as other revenue in the accompanying statements of operations. Additionally, $2,967 of expense and $4,299 of reimbursement for co-promotion activity have been added to and netted against selling, general and administrative expense for the years ended December 31, 1997 and 1996, respectively.
     Abbott Laboratories
     In December 1997, the Company signed two agreements with Abbott Laboratories ("Abbott"). The first agreement calls for Abbott to co-promote Synagis in the U.S., if and when cleared for marketing by the FDA. The second agreement allows Abbott to exclusively distribute Synagis outside the U.S., if and when cleared for marketing by the appropriate regulatory authorities. Under the terms of the U.S. co-
                                  <PAGE 67>
promotion agreement, Abbott will receive a percentage of net U.S. sales based on defined annual sales thresholds. Each company is responsible for its own selling expenses. Under the terms of the distribution agreement, the Company will manufacture and sell Synagis to Abbott at a price based on end user sales. The Company received a $15 million milestone payment as part of this agreement in 1997, which is included in other revenue. The Company could receive up to an additional $45 million based on the achievement of certain milestones, including U.S. and European marketing clearance of Synagis.
     BioTransplant Incorporated
     In October 1995, the Company and BioTransplant, Incorporated ("BTI") formed a strategic alliance for the development of products to treat and prevent organ transplant rejection. The alliance is based upon the development of products derived from BTI's anti-CD2 antibody BTI-322, the Company's anti-T cell receptor antibody MEDI-500 and future generations of products derived from these two molecules, including, but not limited to, MEDI-507. Pursuant to the alliance, the Company received an exclusive worldwide license to develop and commercialize BTI-322 and any products based on BTI-322, with the exception of the use of BTI-322 in kits for xenotransplantation or allotransplantation. The Company has paid BTI $4.5 million in license fees and research support through December 31, 1997. The Company has assumed responsibility for clinical testing and commercialization of any resulting products. BTI may receive additional research support and milestone payments that could total up to an additional $11.0 million, as well as royalties on any sales of BTI-322, MEDI-500, MEDI-507 and future generations of these products, if any.
     Connaught Agreement
     In December 1995, the Company and Connaught amended the agreement
                                  <PAGE 68>
originally signed in 1992 under which the Company reacquired the rights to market CytoGam. The amendment provides for a reduction in the royalty rate to be paid by the Company on sales of CytoGam after September 30, 1995, and an agreement pursuant to which Connaught will fill and package the Company's immune globulin products through 1998. In connection with this amendment, the Company made a lump sum payment of $2.7 million in 1996 to Connaught upon completion of certain modifications to Connaught's filling and packaging facility. The $2.7 million charge is included as other operating expense in the accompanying statements of operations for the year ended December 31, 1995.
     SmithKline Beecham
     In December 1997, the Company and SmithKline Beecham ("SB") entered into a strategic alliance to develop and commercialize human papillomavirus (HPV) vaccines for prevention of cervical cancer and genital warts. In exchange for exclusive worldwide rights to the Company's HPV technology, SB has agreed to provide the Company with an up-front payment, future funding and potential developmental and sales milestones which together could total over $85 million, as well as royalties on any product sales. Under the terms of the agreement, the companies will collaborate on research and development activities. MedImmune will conduct Phase 1 and Phase 2 clinical trials and manufacture clinical material for those studies. SB is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities. In January 1998, the Company received a $15 million payment from SB and completed the sale of 83,410 shares of common stock to SB resulting in net proceeds to the Company of $5.0 million.
     Other Agreements
                                  <PAGE 69>
   The Company has entered into research, development and license agreements with various federal and academic laboratories and other institutions to further develop its products and technology and to perform clinical trials. Under these agreements, the Company is obligated to provide
funding of approximately $2.5 million       and $0.8 million     in 1998 and
1999, respectively.  The Company has also agreed to make milestone payments
in the aggregate amount of $11.5 million       on the occurrence of certain
events such as the granting by the FDA of a license for product marketing in the U.S. for some of the product candidates covered by these agreements. In exchange for the licensing rights for commercial development of proprietary technology, the Company has agreed to pay royalties on sales using such licensed technologies.

1110.  INCOME TAXES
     The tax effects of the temporary differences giving rise to the Company's deferred tax assets at December 31, are as follows:

                                                1997        1996
                                              ------       -----
     Net operating loss carryforwards       $ 46,820    $ 35,562
     Other                                     8,426       4,377
                                             -------      ------
                                              55,246      39,939
     Valuation allowance                    (55,246)    (39,939)
                                             -------      ------
          Net deferred taxes                $     --    $     --
                                            ========    ========

     Realization of net deferred tax assets at the balance sheet date
                                  <PAGE 70>
is dependent on future earnings, which are uncertain. Accordingly, a full valuation allowance was recorded against the assets. A reversal of the valuation allowance will be considered when it is more likely than not that the Company's deferred tax assets (comprised mostly of net operating loss carryforwards and research credits) will be realized.
     As of December 31, 1997, the Company had net operating loss carryforwards available for federal income tax reporting expiring in years 2003 through 2012, amounting to $158.6 million. In addition, the Company has $3.2 million of general business credit carryforwards expiring through 2012.
     The total regular tax net operating loss available of $158.6 million includes $37.3 million that, when realized, will not affect financial statement income but will be recorded directly to shareholders' equity. The realization of net operating losses may be limited by Internal Revenue Code,
Section 382.

121.  FORWARD EXCHANGE CONTRACTS
     Beginning in 1997, the Company entered into foreign forward exchange contracts to hedge against foreign exchange rate fluctuations that may occur on the Company's foreign currency denominated obligations. During 1997, the Company entered into forward deutsche mark contracts in the amount of $21,535
, all expiring within one year. Through December 31, 1997, $2,495       of
these contracts have been paid, resulting in a remaining contract balance of $19,040. Fair value of the remaining balance at December 31, 1997 was $18,625, resulting in an unrealized loss of $415. Unrealized gains and losses on foreign forward exchange forward contracts that are designated and effective as hedges are deferred and recognized in
                                  <PAGE 71>
the same period that the hedged obligation is recognized. The notional principal amounts for off-balance sheet instruments provide one measure of the transaction volume outstanding as of year end, and does not represent the amount of the Company's exposure to credit or market loss. The Company's exposure to credit loss and market risk will vary over time as a function of interest rates and currency rates.

132.  COMMITMENTS AND CONTINGENCIES
     Construction Agreements
     The Company entered into an engineering, procurement, construction and validation services agreement with Fluor Daniel, Inc. ("Fluor") in July 1996 to design and construct the Company's manufacturing facility located on a 27 acre site in Frederick, Maryland. As of December 31, 1997, $42.4 million of the $42.5 million contract has been paid. In addition, the Company is in negotiations with Fluor to make payments in 1998 for additional expenditures needed to complete the facility. The facility will provide capacity for the production of immune globulin products; cell culture for other product candidates, including Synagis; filling and packaging; warehousing; laboratories and administration.
     Manufacturing, Supply and Purchase Agreements
     In 1989 and 1990, the Company entered into a series of contracts with the Massachusetts Public Health Biologic Laboratory, then a division of the Massachusetts Department of Public Health (the "State Lab"), and the Massachusetts Health Research Institute, Inc. ("MHRI") pursuant to which the Company agreed to license certain technology from the Commonwealth of Massachusetts and to collaborate on the development of the technology. The technology relates to the two products, RespiGam and CytoGam, currently being marketed by the Company.
     At the end of 1996, the Inspector General of the Commonwealth of
                                  <PAGE 72>
Massachusetts publicly issued a report alleging, among other things, that certain present and former employees of the State Lab or MHRI were personally receiving from MHRI, in violation of state law, a portion of the royalties the Company was paying to MHRI on sales of RespiGam. The report also alleged that the terms of the agreements were unfair to the Commonwealth and, accordingly, the Commonwealth now has the right to rescind the agreements notwithstanding the fact that the parties had operated under those agreements for over seven years. The Inspector General has no enforcement powers.
     The Company regards the allegations of the Inspector General, as they relate to the Company, to be without merit. The Company has denied those allegations and in early 1997 provided the Commonwealth with a detailed rebuttal of the claims of the Inspector General pertaining to the Company.
     The Company has been engaged with representatives of the Commonwealth in negotiations to settle the matter on a mutually satisfactory basis. While the Company believes that substantial progress has been made toward resolving this matter in a manner generally acceptable to the Company (with no loss of the Company's rights to technology and no interruption of operations under the agreements, but with increased royalties), there can be no assurance that a final resolution will, in fact, be achieved. If no settlement is reached, the Company may be forced to litigate with the Commonwealth, and there can be no assurance that the outcome of such a litigation would be favorable to the Company. An unfavorable outcome could have a material adverse effect on the Company.
     The Company has entered into manufacturing, supply and purchase agreements in order to provide production capability for CytoGam and RespiGam, and to provide a supply of human plasma for production of both products. No assurances can be given that an adequate supply of
                                  <PAGE 73>
plasma will be available from the Company's suppliers. Human plasma for CytoGam and RespiGam is converted to an intermediate raw material (Fraction II+III paste) under two supply agreements with two vendors. This intermediate material is then supplied to the manufacturer of the bulk product, the State Lab. Pursuant to the agreements with the State Lab, the Company paid $10.2 million in 1997, $9.7 million in 1996, and $5.2 million in 1995 for production and process development. The Company has an informal arrangement with the State Lab for planned production through June 1998 for $7,820, subject to production level adjustments. If the State Lab, which holds the sole product and establishment licenses from the FDA for the manufacture of CytoGam and RespiGam, is unable to satisfy the Company's requirements for both products on a timely basis or is prevented for any reason from manufacturing CytoGam and RespiGam, the Company may be unable to secure an alternative manufacturer without undue and materially adverse operational disruption and increased cost. The Company also has an agreement with Connaught to fill and package the Company's immune globulin products through 1998.
     In December 1997, the Company entered into an agreement with Boehringer Ingelheim Pharma KG, to provide supplemental manufacturing of the Company's second generation RSV product, Synagis, for which a BLA was submitted to the FDA in December 1997. The Company expensed as other operating expenses $5,403 in 1997 related to scale-up of production as part of this agreement.
The Company is obligated to pay approximately 34.2          million deutsche
marks, or about $19.4        million in 1998 for scale-up and market entry
quantities of Synagis. There can be no assurances that should the manufacturer be unable to supply Synagis to the Company for any reason, that the Company will be able to secure an alternate manufacturer in a timely basis or without increased cost. Nor can there be any assurances that the Company or the supplemental
                                  <PAGE 74>
manufacturer will be licensed by the appropriate regulatory authorities to manufacture or market the product.

14.  OTHER OPERATING EXPENSES
     Other operating expenses in 1997 include the costs of start-up of the Frederick manufacturing facility and scale-up of production of Synagis at the Gaithersburg pilot plant and at a third-party manufacturer, Boehringer Ingelheim Pharma KG ("BI") in Biberach, Germany. The Company expects to incur significant start-up and scale-up costs throughout 1998 and into 1999.
     Other operating expenses in 1995 include charges to Connaught in connection with an agreement to fill and package the Company's immune globulin products.

135.  PENSION PLAN
     The Company has a defined contribution 401(k) pension plan available to all full time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. The Company began employer contributions as of April 1, 1997. During 1997, the Company contributed $122 in cash to the plan.





                                  <PAGE 75>
Report of Independent Accountants
To the Board of Directors and Shareholders of MedImmune, Inc.
     We have audited the accompanying balance sheets of MedImmune, Inc. (the Company) as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows and financial statement schedule for each of the three years in the period ended December 31, 1997. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.
                              <PAGE 76>
                                   /S/COOPERS & LYBRAND L.L.P.
McLean, Virginia
February 4, 1998

                                  <PAGE 77>
Report of Management

     The management of the Company is responsible for the preparation of the financial statements and related financial information included in this annual report. The statements were prepared in conformity with generally accepted accounting principles, and accordingly, include amounts that are based on informed estimates and judgments.
     Management maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and accurately recorded. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal accounting control and that the costs of such systems should not exceed the benefits expected to be derived. The Company continually reviews and modifies these systems, where appropriate, to maintain such assurance. The system of internal controls includes careful selection, training and development of operating and financial personnel, well-defined organizational responsibilities and communication of Company policies and procedures throughout the organization.
     The selection of the Company's independent accountants, Coopers & Lybrand L.L.P., has been approved by the Board of Directors and ratified by the shareholders. The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the Company's independent accountants and management to review the financial statements and related information and to confirm that they are properly discharging their responsibilities. In addition, the independent accountants and the Company's legal counsel meet with the Audit Committee, without the presence of management, to discuss their findings and their observations on other relevant matters. Recommendations made by Coopers & Lybrand L.L.P. are considered and appropriate action is taken to respond to these recommendations.
                                  <PAGE 78>


/s/Wayne T. Hockmeyer, Ph.D.     /s/David M. Mott
Chairman and Chief Executive     President and Chief Operating
Officer                          Officer



/s/Lawrence C. Hoff
Chairman of the Audit Committee


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                            PART III
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MEDIMMUNE, INC.

     Information with respect to directors is included in the Company's Proxy Statement to be filed pursuant to Regulation 14A (the "Proxy Statement") under the caption "Election of Directors," and such information is incorporated herein by reference. Set forth in Part I, Item 1, are the names and ages (as of February 6, 1998), the positions and offices held by, and a brief account of the business experience during the past five years of each executive officer.

     All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

                ITEM 11.  EXECUTIVE COMPENSATION
                                  <PAGE 79>
     The section entitled "Executive Compensation" and the information set forth under the caption "Election of Directors-Director Compensation" included in the Proxy Statement are incorporated herein by reference.


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













                                  <PAGE 80>

                                   PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     The following documents or the portions thereof indicated are filed as a part of this report.

   a)  Documents filed as part of the Report

1.   Financial Statements and Supplemental Data

                a.  Balance Sheets at December 31, 1997 and 1996

                b.  Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995

                c.  Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995

                d. Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

                e.  Notes to Financial Statement

                f.  Report of Independent Accountants

           g.   Report of Management

2.  Supplemental Financial Statement Schedule
                 Schedule I - Valuation and Qualifying Accounts Page S-1

b)   Reports on Form 8-K
     Date Filed      Event Reported
     10/24/97        MedImmune Reports Product Sales Increase 128
                     Percent in Third Quarter

     11/05/97        Letter to Shareholders for 2nd Quarter

     11/26/97        MedImmune and BioTransplant Announce Plans
                     To Test New Drug For Psoriasis

     12/03/97        MedImmune Enters Agreement With Boehringer
                     Ingelheim to Supplement Manufacturing
                     Capacity for MEDI-493.

                            <PAGE 81>
     12/03/97        MedImmune and Abbott Laboratories Sign
                     Global Alliance to Market MEDI-493

     12/15/97        MedImmune and SmithKline Beecham Form
                     Worldwide Human Papillomavirus Vaccine
                     Alliance

     12/22/97        MedImmune Requests Marketing Clearance for
                     MEDI-493

     12/29/97 MedImmune and BioTransplant Announce Plans to Test MEDI-507 for Treatment of Graft-
                     Versus-Host Disease; IND Submitted

C)   ITEM 601 EXHIBITS

    Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated by reference.

                                  <PAGE 82>
                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MEDIMMUNE, INC.

                                     /s/ Wayne T. Hockmeyer
Date:  March 27, 1998                By:  Wayne T. Hockmeyer
                                     Chairman and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                                     /s/ Wayne T. Hockmeyer
Date:  March 27, 1998                Wayne T. Hockmeyer
                                     Chairman and
                                     Chief Executive Officer
                                     (Principal executive officer)

                                     /s/ David M. Mott
Date:  March 27, 1998                David M. Mott
                                     President and Chief
                                     Operating Officer (Principal
                                     financial and accounting officer)

                                     /s/ M. James Barrett
Date:  March 27, 1998                M. James Barrett, Director

                                     /s/ James H. Cavanaugh
Date:  March 27, 1998                James H. Cavanaugh, Director

                                     /s/ Lawrence C. Hoff
Date:  March 27, 1998                Lawrence C. Hoff, Director

                                     /s/ Gordon S. Macklin
Date:  March 27, 1998                Gordon S. Macklin , Director


                                  <PAGE 83>
                                     /s/ Franklin H. Top, Jr.
Date:  March 27, 1998                Franklin H. Top, Jr., Director

                                     /s/ Barbara Hackman Franklin
Date:  March 27, 1998                Barbara Hackman Franklin,
                                     Director

                                  <PAGE 84>
Schedule I

                               MedImmune, Inc.
                      Valuation and Qualifying Accounts
                               (in thousands)
                             Balance
                               at                             Balance
                            beginning                          at end
                                of                               of
       Description           period    Additions   Deductions  period
--------------------------  ---------  ----------  ---------- -------
For the year ended
  December 31, 1997
Trade and Contract
  Receivables Allowance        $1,425      $4,036    ($2,167)   $3,294
Trade Receivables Bad
  Debt Reserve                    745          --       (641)      104
Inventory Reserve                   8          --         (8)       --
                               ------      ------     -------   ------
                               $2,178      $4,036    ($2,816)   $3,398
                               ======      ======     =======   ======
For the year ended
 December 31, 1996
 Trade and Contract
Receivables Allowance            $309      $2,136    ($1,020)   $1,425
 Trade Receivables Bad
     Debt Reserve                  21         724          --      745
 Inventory Reserve                417         249       (658)        8
                               ------      ------      ------   ------
                                 $747      $3,109    ($1,678)   $2,178
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
                               ======      ======      ======   ======

                                     S-1

c)   Item 601 Exhibits
 3.1(4)     Restated Certificate of Incorporation, dated May 14, 1991
 3.2(3)     By-Laws, as amended
10.1(1)(3)  License Agreement dated November 15, 1990 between the Company and Merck & Co., Inc. ("Merck")
10.2(3)     Plasma Supply Agreement dated May 31, 1990 between the Company and Plasma Alliance, Inc.
10.3(3)     Termination Agreement dated June 29, 1990 between the Company and
           Pediatric Pharmaceuticals, Inc. ("PPI")  (formerly MedImmune, Inc.)
10.4(3)     RSV Research Agreement dated August 1, 1989 between the Company,
            PPI and the Massachusetts Health Research Institute, Inc.
            ("MHRI")
10.5(3)     RSV License Agreement dated August 1, 1989 between the Company,
            PPI and MHRI
10.6(3)     RSV Supply Agreement dated August 1, 1989 between the Company,
            PPI, MHRI and the Massachusetts Public Health Biologic
            Laboratory ("MPHBL")
10.7(3)     CMV License Agreement dated April 23, 1990 between the Company and MHRI
10.8(3)     First Amendment to CMV License Agreement dated May 3, 1991 between the Company and MHRI
10.9(3)     CMV Research Agreement dated April 23, 1990 between the
            Company, MHRI and MPHBL
10.10(3)    License Agreement dated November 8, 1989 between the Company,
            PPI, and the Henry M. Jackson Foundation for the   Advancement of
            Military Medicine ("HMJ")
10.11(3)    Research Agreement dated November 8, 1989 between the Company,
            PPI and HMJ
10.12(1)(3) Research and License Agreement dated April 1, 1990 between the
            Company and New York University
10.13(1)(3) Research and License Agreement dated January 2, 1991 between the Company and the University of Pittsburgh
10.14(3)    Patent License Agreement between the Company and the National
            Institutes of Health regarding parvovirus
10.15(3)    License Agreement dated September 1, 1988 between the Company and Albany Medical College of Union College
10.16(3)    License Agreement dated July 5, 1989 between the Company,
            Albert Einstein College of Medicine of Yeshiva University, The
            Whitehead Institute and Stanford University
10.17(3)    License Agreement dated July 1, 1989 between the Company  and the
            National Technical Information Service ("NTIS")
10.18(3)    License Agreement dated September 1, 1989 between the
            Company and NTIS
10.19(5)    Form of Stock Option Agreement, as amended
                                     E-1
10.20(3)    Convertible Preferred Stock and Warrant Purchase Agreement between
            HCV, Everest Trust and the Company dated January 12, 1990 with form of Warrant
10.21(3)    Restated Stockholders' Agreement dated May 15, 1991
10.22(3)    Lease Agreement between Clopper Road Associates and the   Company
            dated February 14, 1991
10.23(7)    1991 Stock Option Plan
10.24(3)    Sublease between the Company and Pharmavene, Inc.
10.25(4)    Agreement between New England Deaconess Hospital Corporation and the Company, dated as of August 1, 1991
10.26(1)(4) Research Collaboration Agreement between Merck and the Company effective as of November 27, 1991
10.27(1)(4) Co-promotion Agreement between Merck and the Company effective as of November 27, 1991
10.28(1)(4) License Agreement between Merck and the Company effective as of November 27, 1991
10.29(1)(5) Letter Agreement between Merck and the Company, dated January
            26, 1993
10.30(1)(5) Termination, Purchase and Royalty Agreement between CLI   and the
            Company, dated December 24, 1992
10.30.1(1)(12) Amendment to Termination, Purchase and Royalty Agreement
            between Connaught Technology Corporation and MedImmune, Inc. dated
            December 31, 1995
10.31(1)(5) Research and License Agreement between Cell Genesys, Inc.
            and the Company, dated April 29, 1992
10.31(a)(5) Unredacted pages 2-5 of Exhibit 10.31
10.32(5)    Form of 1993 Non-Employee Director Stock Option Plan
10.33(1)(8) Sponsored Research and License Agreement between Georgetown
            University and the Company dated February 25, 1993
10.34(1)(8) License Agreement between Roche Diagnostic Systems, Inc.  and the
            Company dated March 8, 1993
10.35(1)(8) Pip/Tazo Co-Promotion Agreement between American Cyanamid
            Company and the Company dated November 8, 1993
10.35.1(12) Agreement dated October 26, 1995 between American    Cyanamid
            Company and the Company
10.36(1)(8) RSVIG Co-Development and Co-Promotion Agreement between American
            Cyanamid Company and the Company dated November 8, 1993
10.36.1(12) Agreement dated October 26, 1995 between American Cyanamid
            Company and the Company
10.37(1)(8) RSV MAB Co-Development and Co-Promotion Agreement between American
            Cyanamid Company and the Company dated November  8, 1993
10.37.1(12) Agreement dated October 26, 1995 between American
                                     E-2
            Cyanamid Company and the Company
10.38(1)(8) RSV Vaccine Co-Development and Co-Promotion Agreement between
            American Cyanamid Company and the Company dated November 8, 1993
10.38.1(12) Agreement dated October 26, 1995 between American    Cyanamid
            Company and the Company
10.39(1)(10) Fraction II + III Paste Supply Agreement between Baxter
            Healthcare Corporation and the Company dated September 1, 1994
10.40(11)   Employment Agreement between David P. Wright and the Company dated January 2, 1995
10.41(11)   Employment Agreement between Bogdan Dziurzynski and the   Company
            dated February 1, 1995
10.42(11)   Employment Agreement between Wayne T. Hockmeyer and the   Company
            dated February 1, 1995
10.43(11)   Employment Agreement between David M. Mott and the   Company
            dated February 1, 1995
10.44(11)   Employment Agreement between Franklin H. Top, Jr. and the
            Company dated February 1, 1995
10.45(11)   Employment Agreement between James F. Young and the  Company dated February 1, 1995
10.46(1)(11) License Agreement between Symbicom AB and the Company  dated
            May 20, 1994
10.47(1)(11) License Agreement between the University of Kentucky
            Research Foundation and the Company effective  June 10, 1994
10.48(1)(11) Research and Development Agreement between the University of
          Kentucky Research Foundation and the Company effective June 10, 1994 10.49(1)(11) Research and License Agreement between Washington
           University and the Company effective July 1, 1994
10.50(1)(11) Research and License Agreement between Washington
           University and the Company effective  March 1, 1995
10.51(1)(9) License Agreement between Baxter Healthcare Corporation   and
           MedImmune, Inc. effective June 2, 1995
10.52(1)(9) Stock Purchase Agreement between Baxter Healthcare   Corporation
           and MedImmune, Inc. dated June 22, 1995
10.53(2)(10) Alliance Agreement between BioTransplant, Inc. and  MedImmune,
           Inc. dated October 2, 1995
10.54(12)   Stock Purchase Agreement dated October 25, 1995 between
           MedImmune, Inc. And American Home Products
10.55(2)(12)   Collaboration and License Agreement dated as of July 27,
           1995 between MedImmune, Inc. And Human Genome Sciences, Inc.
10.56(12)   Stipulation of Settlement in reference to MedImmune,
                                                     E-3
           Inc. Securities Litigation, Civil Action No. PJM93-3980 10.57(2)(13) Plasma Supply Agreement dated effective as of February 8, 1996, by and between DCI Management Group, Inc. and MedImmune, Inc. 10.58(2)(13) License and Research Support Agreement dated as of April
           16, 1996, between The Rockefeller University and MedImmune, Inc.
10.59(14)  First Amendment of Lease Between Clopper Road   Associates
           and MedImmune, Inc. dated June 8, 1993.
10.60(14)  Second Amendment of Lease Between Clopper Road Associates
           and MedImmune, Inc. dated June 30, 1993.
10.61(14)  Third Amendment of Lease between Clopper Road Associates  and
           MedImmune, Inc. effective as of January 1, 1995.
10.62(14)  Fourth Amendment of Lease between Clopper Road Associates and MedImmune, Inc. dated October 3, 1996.
10.63(14)  Fifth Amendment of Lease between Clopper Road Associates  and
           MedImmune, Inc. dated October 3, 1996.
10.64(1)(14) Engineering, Procurement, Construction and Validation Services
          Agreement between MedImmune, Inc. and Fluor   Daniel, Inc. effective
           as of July 31, 1996.
10.65(2)(14)   Research and License Agreement between OraVax Merieux Co.
           and MedImmune, Inc. effective as of November 1, 1996.
10.66     (15) Employment Agreement between Wayne T. Hockmeyer and
           MedImmune, Inc. effective April 1, 1997.
10.67     (15) Employment Agreement between David M. Mott and MedImmune,
           Inc. effective April 1, 1997.
10.68     (15) Employment Agreement between Franklin H. Top and  MedImmune,
           Inc. effective April 1, 1997.
10.69     (15) Employment Agreement between David P. Wright and  MedImmune,
           Inc. effective April 1, 1997.
10.70     (15) Employment Agreement between James F. Young and   MedImmune,
           Inc. effective April 1, 1997.
10.71     (15) Employment Agreement between Bogdan Dziurzynski and
           MedImmune, Inc. effective April 1, 1997.
10.72     (16) Master Loan & Security Agreement, dated June 16, 1997 by and between Transamerica and MedImmune, Inc.
10.73(2)(16)Patent License Agreement, (MEDI-493) dated July 17,  1997 by and between Protein Design Labs and MedImmune, Inc. 10.74(2)(16)Patent License Agreement, (MEDI-507) dated July 17, 1997 by
           and between Protein Design Labs and MedImmune,    Inc.
10.75      Sixth Amendment of Lease between ARE-QRS Corp. and
           MedImmune, Inc. dated September 10, 1997.
10.76(2)   Co-Promotion Agreement between Abbott Laboratories and
                                           E-4
           MedImmune, Inc. dated November 26, 1997
10.77(2)   Contract Research and Development Agreement between
           MedImmune, Inc. and Dr. Karl Thomae GmbH dated November 27, 1997.
10.78(2)   Manufacturing Agreement between MedImmune, Inc. and Dr.
           Karl Thomae GmbH dated November 27, 1997.
10.79(2) Distribution Agreement between MedImmune, Inc. and Abbott International, Ltd. dated November 26, 1997.
10.80(2) License Agreement between Loyola University of Chicago and MedImmune, Inc. dated December 3, 1997.
10.81(2)   Research Collaboration and License Agreement between
           SmithKline Beecham and MedImmune, Inc. dated December 10,   1997.
23.1       Consent of Independent Accountants
______________
(1)        Confidential treatment has been granted by the SEC. The   copy
filed as an exhibit omits the information subject to   the confidentiality
grant.
(2)        Confidential treatment has been requested.  The copy filed     as
an exhibit omits the information subject to the   confidentiality request.
(3)        Incorporated by reference to exhibit filed in connection  with the Company's Registration Statement No. 33-39579.
(4)        Incorporated by reference to exhibit filed in connection  with the Company's Registration Statement No. 33-43816.
(5)        Incorporated by reference to exhibit filed in connection  with the Company's Annual Report on Form 10-K for the year  ended December 31,
1992.
(6)        Incorporated by reference to exhibit filed in connection  with the Company's Annual Report on Form 10-K for the year  ended December 31,
1991.
(7)        Incorporated by reference to exhibit filed in connection  with the Company's Registration Statement No. 33-46165.
(8)        Incorporated by reference to exhibit filed in connection  with the Company's Annual Report on Form 10-K for the year  ended December 31,
1993.
(9)        Incorporated by reference to exhibit filed in connection  with
the Company's Quarterly Report on Form 10-Q for the    quarter ended June 30,
1995.
(10)       Incorporated by reference to exhibit filed in connection
September 30, 1995.
(11) Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31, 1994.
(12)       Incorporated by reference to exhibit filed with the
                                           E-5
           Company's Annual Report on Form 10-K for December 31, 1995.
(13) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996.
(14) Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31, 1996.
(15) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997.
(16) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.






                                     E-6