Form 10-Q
period 1998-03-31
MEDIMMUNE INC /DE
filed 1998-05-14
CIK 873591

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                               FORM 10-Q



{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

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

As of March 31, 1998, 26,509,269 shares of Common Stock, par value $0.01 per share, were outstanding.







                          MEDIMMUNE, INC.
                        Index to Form 10-Q



Part I  Financial                                         Page

     Item 1.   Financial Statements

               Balance Sheets                               1
               Statements of Operations                     2
               Condensed Statements of Cash Flows           3
               Notes to Financial Statements              4-6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                             7-10

Part II  Other Information                              10-11

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
                               BALANCE SHEETS
(in thousands, except share data)
                                                     March 31,   December 31,
                                                       1998          1997
                                                    ----------    ----------
ASSETS:                                             (Unaudited)
  Cash and cash equivalents                         $ 44,751        $ 29,984
  Marketable securities                               88,932          20,342
  Trade receivables, net                              20,471          15,236
  Contract receivables, net                              652           3,064
  Inventory, net                                      23,476          28,857
  Other current assets                                 3,510           2,740
                                                    ----------    ----------
    Total Current Assets                             181,792         100,223
  Property and equipment, net                         66,286          65,254
  Other assets                                        10,324           4,859
                                                    ----------    ----------
    Total Assets                                    $258,402        $170,336
                                                    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                  $  5,501        $  4,535
  Accrued expenses                                    28,551          27,682
  Product royalties payable                            7,028           6,227
  Accrued interest                                     1,542           2,583
  Other current liabilities                            2,823           2,633
                                                    ----------    ----------
    Total Current Liabilities                         45,445          43,660
  Long term debt                                      84,647          85,363
  Other liabilities                                      793             777
                                                    ----------    ----------
    Total Liabilities                                130,885        129,800
                                                    ----------    ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    5,524,525 shares; none issued or outstanding          --             --
  Common stock, $.01 par value; authorized
    60,000,000 shares; issued and outstanding
    26,509,269 at March 31, 1998 and
    24,444,745 at December 31, 1997                      265             244
  Paid-in capital                                    250,319         176,564

  Accumulated deficit                               (123,067)       (136,272)
                                                    ----------    ----------
    Total Shareholders' Equity                       127,517          40,536
                                                    ----------    ----------
      Total Liabilities and Shareholder's Equity    $258,402        $170,336
                                                    ==========    ==========







































The accompanying notes are an integral part of these financial statements.

                               (1)

                          MEDIMMUNE, INC.
                      STATEMENTS OF OPERATIONS
                            (Unaudited)

  (in thousands except per share data)

                                                  For the
                                             three months ended
                                                 March 31,
                                              1998         1997
                                            --------     --------
  REVENUES:
    Product sales                          $ 42,893     $ 10,131
    Other                                    16,445            7
                                            --------     --------
      Total revenues                         59,338       10,138
                                            --------     --------
  COSTS AND EXPENSES:
    Cost of sales                            22,275        5,215
    Research and development                  5,668       13,368
    Selling, administrative and general      12,926        6,147
    Other operating expenses                  5,802          289
                                            --------     --------
      Total expenses                         46,671       25,019
                                            --------     --------
  Operating Earnings (Loss)                  12,667      (14,881)
    Interest income                           1,700        1,538
    Interest expense                         (1,162)        (979)
                                            --------     --------
  Net Earnings (Loss)                      $ 13,205    ($ 14,322)
                                            ========     ========
  Basic earnings (loss) per share             $0.51       ($0.65)
                                            ========     ========
  Shares used in computing
    basic earnings (loss) per share          25,944       21,874
                                            =======      =======
  Diluted earnings (loss) per share           $0.44       ($0.65)
                                            ========     ========
  Shares used in computing
     diluted earnings (loss) per share       31,577       21,874
                                            ========     ========

The accompanying notes are an integral part of these financial statements.

                               (2)



                MEDIMMUNE, INC.
      CONDENSED STATEMENTS OF CASH FLOWS
                  (Unaudited)
(in thousands)
                                                       For the
                                                 three months ended
                                                      March 31,
                                                   1998       1997
                                                 --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                            $13,205   ($14,322)
  Noncash items:
    Depreciation and amortization                    632        493
    Amortization of (discount) premium on
        marketable securities                       (413)       274
    Other                                           (445)      (227)
  Other changes in assets and liabilities         (2,181)     2,058
                                                 --------   --------
        Net cash provided by (used in)
        operating activities                      10,798    (11,724)
                                                 --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in marketable securities    (68,177)    14,883
  Capital expenditures                            (1,114)   (12,616)
                                                 --------   --------
        Net cash (used in) provided by           (69,291)     2,267
           investing activities
                                                 --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common
        stock and exercise of stock options       73,776        442
 (Decrease) increase in long term debt              (516)     2,375
                                                 --------   --------
        Net cash provided by financing
activities                                        73,260      2,817
                                                 --------   --------
Net increase (decrease) in cash and cash
    equivalents                                   14,767     (6,640)
Cash and cash equivalents at beginning
    of period                                     29,984     12,629
                                                 --------   --------
Cash and cash equivalents at end of period       $44,751     $5,989
                                                 ========   ========


The accompanying notes are an integral part of these financial statements.














































                               (3)


                         MEDIMMUNE, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

General
The financial information presented as of March 31, 1998, and for the periods ended March 31, 1998 and 1997, is unaudited. In the opinion of the Company's management, the financial information contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of such financial information.

Inventory
Inventory is comprised of the following (in thousands):

                         March 31, 1998    December 31, 1997
                         --------------    -----------------
      Raw Materials            $18,349              $14,503
      Work in Process           10,722               12,990
      Finished Goods             2,377                3,810
                                ------               ------
                                31,448               31,303
      Less noncurrent           (7,972)              (2,446)
                                ------               ------
                               $23,476              $28,857
                                ======               ======

In December 1997, the Company filed a Biologics License Application ("BLA") for its second generation anti-RSV drug, Synagis. In anticipation of marketing clearance by the FDA, the Company and its third party contractors have begun to produce commercial quantities of Synagis and the Company has capitalized approximately $4.6 million of work-in-process inventory at March 31, 1998. Additionally, the Company has begun to purchase raw plasma for use in production in the Company's manufacturing facility, which will also be subject to FDA licensure and approval. Due to the uncertainty surrounding the likelihood and timing of FDA approval, these amounts have been classified as noncurrent and included in other assets in the accompanying balance sheet.

The Company expects to continue to build Synagis inventories in future quarters in anticipation of a potential launch of the product.

Finished goods at March 31, 1998 and December 31, 1997 include approximately $2.1 million and $0.8 million, respectively, of by-products that result from the production of the Company's
                               (4)
principal products at one of its contract manufacturers and are held for resale. As of March 31, 1998, no sales of these by-products have occurred.

Property and Equipment
Property and equipment, stated at cost, is comprised of the following (in thousands):

                                            March 31,    December 31,
                                                 1998            1997
                                           ----------     -----------
      Land                                    $1,521        $1,521
      Leasehold improvements                  11,126        11,042
      Laboratory equipment                    10,028         9,355
      Office furniture, computers,
      and equipment                            4,718         4,377
      Construction in progress                49,606        49,040
                                             --------      --------
                                              76,999        75,335
      Less accumulated depreciation and      (10,713)      (10,081)
      amortization
                                             --------      --------
                                             $66,286       $65,254
                                             ========      ========


Property and equipment at March 31, 1998 and December 31, 1997 includes $3.0 million and $2.4 million, respectively, of capitalized interest related to the design and construction of the Company's manufacturing facility in Frederick, Maryland. Construction of the manufacturing facility is substantially complete and validation activities are ongoing.

Earnings per Share
The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards("SFAS") No. 128, Earnings Per Share. Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average shares outstanding and the dilutive common stock equivalents outstanding during the period. The dilutive effect of convertible debt is measured using the "if converted" method. The dilutive effect of stock options is measured using the treasury stock method. Common stock equivalents are not included in periods where there is a loss as they are anti-dilutive.
 These financial statements have been prepared and presented based on the new standard.

The following is a reconciliation of the numerators and
                               (5)
denominators of the basic and diluted earnings (loss) per share computations for the periods ended March 31, 1998 and 1997 (in thousands).

                                         1998        1997
                                        -----        -----
Net earnings (loss) - basic            $ 13,205   ($ 14,322)
Interest expense on convertible debt        578          --
                                       ---------   ---------
Net earnings (loss) - diluted          $ 13,783   ($ 14,322)
                                       =========   =========

Wtd avg shares outstanding - basic       25,944      21,874
Convertible debt                          3,049          --
Stock options                             2,584          --
                                       ---------   ---------
Wtd avg shares outstanding - diluted     31,577      21,874
                                       =========   =========


Restatements
Certain 1997 amounts have been restated to conform with the current presentation.

Comprehensive Income
In 1997, the FASB issued SFAS No. 130, Reporting Comprehensive
Income. SFAS No. 130 requires additional reporting with respect to certain changes in assets and liabilities that previously were included in shareholders' equity. The Company has no comprehensive income items to report for the current presentation.

Income Taxes
No provision for income taxes was recorded for the three months ended March 31, 1998 because of the existence of net operating loss carryforwards of $159 million, as well as uncertainty surrounding achievement of profitability for the entire year.
The Company's deferred tax asset has been reduced by a full valuation allowance. Reversal of the allowance will occur when it is determined to be more likely than not that the Company will be able to fully realize all or a portion of the tax benefits of its carryforwards.

Segment Reporting
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires financial and descriptive information with respect to operating segments of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the required disclosures with financial statements for the period ending December 31, 1998.









                               (6)
ITEM 2.

                         MEDIMMUNE, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
Total  revenues  for  the  three  months  ended  March  31,  1998 increased 485% to $59.3 million from $10.1 million in the 1997 period. Product sales grew to $42.9 million in first quarter 1998 from $10.1 million in first quarter 1997, an increase of 323%. CytoGam sales increased 116% to $10.8 million from $5.0 million in first quarter 1997 reflecting a 104% increase in units sold as well as two price increases since July 1997. In addition to growth in the core business for CytoGam, the increase in CytoGam sales includes product substitution occurring as a result of the current worldwide shortage of standard intravenous immune globulin ("IVIG") products. The duration of this shortage and continued impact, if any, on CytoGam sales of this shortage, if any, cannot be determined at this time. Sales of RespiGam increased 523% to $32.1 million in first quarter 1998 from $5.2 million in first quarter 1997 reflecting increased demand. Supply constraints limited sales in the 1997 period. Other revenues in the 1998 first quarter of $16.4 million primarily reflect funding from SmithKline Beecham related to the agreement signed in December 1997 for development of a human papillomavirus vaccine.

Cost of sales in first quarter 1998 increased to $22.3 million from $5.2 million in first quarter 1997, an increase of 327%. This increase was primarily attributable to a 292% increase in unit volume for CytoGam and RespiGam, and an increase in the per-unit costs of both CytoGam and RespiGam due to higher production costs. CytoGam per-unit costs in 1998 were also impacted by finished product inventory purchased from a third party at a higher cost to meet demand.

Research, development and clinical spending decreased 58% to $5.7 million in this year's quarter from $13.4 million in last year's quarter. Expenses in 1997 include costs of conducting the Company's 1,502 patient Phase 3 Synagis (RSV monoclonal antibody, formerly MEDI-493) clinical trial. Selling, administrative and general expenses increased to $12.9 million in this year's quarter versus $6.1 million in the 1997 quarter, an increase of 110%. Expenses in 1998 include $5.1 million due to American Home Products ("AHP") for itstheir share of RespiGam product line profit as computed under the terms of the Company's alliance with AHP. Expenses in the 1997 period include $0.9 million of reimbursement due fromto AHP under the terms of the alliance.
The remaining $0.8 million of  increase in general and
administrative expenses was
                               (7)

dueincurred primarily due to increased wage and related expenses. Other operating expenses of $5.8 million in the 1998 period increased from $0.3 million in the 1997 period, reflecting costs incurred for start-up at the Company's manufacturing facility in Frederick, Maryland, and scale-up of production of Synagis at a third-party manufacturer and at the Company's Gaithersburg Manufacturing and Development Facility. The Company expects to continue to incur significant start-up and scale-up costs in 1998 and 1999.

Interest income of $1.7 million was earned in the 1998 first quarter, compared to $1.5 million in the first quarter of 1997 reflecting higher cash balances available for investment, partially offset by a decrease in interest rates which lowered the overall portfolio yield. Interest expense of $1.2 million and $1.0 million was incurred in the 1998 and 1997 quarters, respectively, reflecting primarily interest due on the Company's convertible debt, net of capitalized interest. Interest expense in the 1998 period also includes interest on equipment financing.

No provision for income taxes was recorded in the 1998 period because of the existence of net operating loss carryforwards of $159 million, as well as uncertainty surrounding achievement of profitability for the entire year. The Company's deferred tax asset has been reduced by a full valuation allowance, and reversal of this allowance will occur only when it is determined to be more likely than not that the Company will be able to fully realize all or a portion of the tax benefits of its carryforwards.

Net earnings in the 1998 first quarter were $13.2 million, or $0.51 basic earnings per share and $0.44 diluted earnings per share. Sharesd used in computing basic and diluted earnings per share were 25.9 million and 31.6 million, respectively. The net loss for the first quarter of 1997 was $14.3 million, or $0.65 basic and diluted loss per share, on 21.9 million shares.

These results were consistent with the Company's objectives for the quarter and with the continued development of its products. Quarterly financial results may vary significantly due to seasonality of RespiGam product sales, fluctuation in sales of CytoGam, research funding and expenditures for research, development and marketing programs. RespiGam sales are expected to occur primarily during, and in proximity to, the RSV season, which typically occurs between November and April in the United States. No assurances can be given that adequate product supply will be available to meet demand., nor can the Company predict the duration or extent of the IVIG shortage and what impact, if any, this may have on CytoGam sales.

Should the Company receive marketing clearance for Synagis, the Company's second generation anti-RSV product, the Company may record a reserve against RespiGam inventory. The magnitude of this reserve, if any, would be determined by factors including, but not limited to, the timing of Synagis marketing clearance,
                               (8)
the extent of RespiGam inventory on hand at the time, the assesed market potential of Synagis and the assessed market potential of RespiGam. In addition, should the Company receive marketing clearance for Synagis, RespiGam vials previously purchased by wholesalers may be returned to the Company for refund or exchanged for Synagis, resulting in a possible reduction of previously recorded revenues. Currently such rights of product return do not exist. The magnitude of such reduction charge cannot be determined at this time and would be impacted by factors, including but not limited to, the timing of marketing clearance of Synagis, if granted by the FDA, and market acceptance of Synagis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at March 31, 1998 were $133.7 million compared to $50.3 million at 1997 year end. Net cash provided by operating activities in the three months ended March 31, 1998 was $10.8 million, reflecting primarily the net earnings for the period and an increase in accounts payable, offset by an increase in accounts receivable. Capital expenditures of $1.1 million for the three months were primarily for lab equipment. The Company expects inventory to grow significantly during 1998, as it purchases Synagis inventory from its third party manufacturer in anticipation of a potential launch of Synagis.
In January 1998, the Company completed a private placement of stock to three institutional investors for net proceeds of $66.3 million. The Company also sold 83,410 shares of stock to SmithKline Beecham in first quarter 1998 for proceeds of $5.0 million. The Company's existing funds at March 31, 1998, together with funds expected to be generated from product sales and investment income are expected to provide sufficient liquidity to meet the anticipated needs of the business for at least the next 24 months, absent the occurrence of any unforeseen events.


                      ____________________

THE STATEMENTS IN THIS QUARTERLY REPORT THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, REGULATORY APPROVAL TIMING, PRODUCT DEMAND AND MARKET ACCEPTANCE RISKS, PATENT AND INTELLECTUAL PROPERTY RISKS, THE EARLY STAGE OF PRODUCT DEVELOPMENT AND RELIANCE ON THIRD-PARTY MANUFACTURERS INCLUDING, BUT NOT LIMITED TO, CAPACITY AND SUPPLY CONSTRAINTS, PRODUCTION YIELDS, REGULATORY APPROVAL TIMING AND FOREIGN EXCHANGE RISKS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACTUAL RESULTS COULD DIFFER MATERIALLY
                               (9)
FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR
OTHER FACTORS.


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

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of  Matters to a Vote of  Security Holders -

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                       None







          (b)  Reports on Form 8-K:
               Report Date  Event reported
               1/5/98       Letter to Shareholders for 3rd Quarter
                            1997

               1/14/98      MedImmune Announces $66.3 Million
                            Private Placement

               1/20/98      MedImmune Finalizes Vaccine Agreement
                            With SmithKline Beecham

               1/22/98      MedImmune Closes $66.3 Million Private
                            Placement

               2/6/98       MedImmune Reports Profit On Record
                            Revenues in Fourth Quarter 1997

               2/11/98      MedImmune Expands International
                            Commercialization of CytoGam

               2/12/98      MedImmune Licenses Antibiotic
                            Technology to SIGA Pharmaceuticals

                               (10)

               4/1/98       BioTransplant and MedImmune Announce
                            Issuance of U.S. Patent Covering MEDI-
                            507 and BTI-322 Antibodies


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDIMMUNE, INC.
                              (Registrant)




Date: May 14, 1998         /s/David M. Mott
                              President and
                              Chief Operating Officer
                              (Principal accounting and
                              financial officer)





























                              (11)