Form 10-Q
period 1998-06-30
MEDIMMUNE INC /DE
filed 1998-08-13
CIK 873591

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                               FORM 10-Q



{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

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

As of June 30, 1998, 26,571,121 shares of Common Stock, par value $0.01 per share, were outstanding.









                            MEDIMMUNE, INC.
                          Index to Form 10-Q



Part I  Financial                                         Page

     Item 1.   Financial Statements

               Balance Sheets                               1
               Statements of Operations                     2
               Condensed Statements of Cash Flows           3
               Notes to Financial Statements              4-6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                             7-11

Part II  Other Information                              12-14

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
                               BALANCE SHEETS
(in thousands, except share data)
                                                     June 30,    December 31,
                                                       1998          1997
                                                    ----------    ----------
ASSETS:                                             (Unaudited)
  Cash and cash equivalents                         $  35,524       $ 29,984
  Marketable securities                                95,443         20,342
  Trade receivables, net                                  819         15,236
  Contract receivables, net                             1,154          3,064
  Inventory, net                                       17,015         28,857
  Other current assets                                  3,134          2,740
                                                    ----------    ----------
    Total Current Assets                              153,089        100,223
  Property and equipment, net                          67,319         65,254
  Inventory-noncurrent                                 11,922          2,446
  Other assets                                          2,268          2,413
                                                    ----------    ----------
    Total Assets                                    $ 234,598       $170,336
                                                    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                  $   2,267       $  4,535
  Accrued expenses                                     26,939         27,682
  Product royalties payable                             4,365          6,227
  Accrued interest                                      2,658          2,583
  Other current liabilities                             3,000          2,633
                                                    ----------    ----------
    Total Current Liabilities                          39,229         43,660
  Long term debt                                       84,769         85,363
  Other liabilities                                       810            777
                                                    ----------    ----------
    Total Liabilities                                 124,808        129,800
                                                    ----------    ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    5,524,525 shares; none issued or outstanding          --             --
  Common stock, $.01 par value; authorized
    120,000,000 shares; issued and outstanding
    26,571,121 at June 30, 1998 and
    24,444,745 at December 31, 1997                       266            244
  Paid-in capital                                     251,159        176,564

  Accumulated deficit                                (141,635)      (136,272)
                                                    ----------    ----------
    Total Shareholders' Equity                        109,790         40,536
                                                    ----------    ----------
      Total Liabilities and Shareholder's Equity    $ 234,598       $170,336
                                                    ==========    ==========







































The accompanying notes are an integral part of these financial statements.

                                  (1)

                            MEDIMMUNE, INC.
                        STATEMENTS OF OPERATIONS
                              (Unaudited)

(in thousands except per share data)
                                For the                 For the
                           three months ended      six months ended
                                June 30,               June 30,
                            1998        1997        1998       1997
                          -------     -------     -------    -------
Revenues:
   Product sales           $8,150      $6,225     $51,043    $16,356
   Other                   16,441         186      32,886        193
                           ------      -------    -------    -------
       Total revenues      24,591       6,411      83,929     16,549

Costs and Expenses:
   Cost of sales           14,483       3,430      36,758      8,645
   Research and
     development            7,327      10,573      12,995     23,941
   Selling,
     administrative
     and general            3,218       4,621      16,144     10,768
   Other operating
     expenses              19,136         335      24,938        624
                          --------    --------    --------    -------
         Total Expenses    44,164      18,959      90,835     43,978

Operating Loss            (19,573)    (12,548)     (6,906)   (27,429)
   Interest Income          1,861       1,181       3,561      2,719
   Interest expense          (856)       (842)     (2,018)    (1,821)
                          --------    --------    --------   --------
Net Loss                 ($18,568)   ($12,209)    ($5,363)  ($26,531)
                         =========   =========   =========  =========

Loss per common share,
     basic and diluted     ($0.70)     ($0.55)     ($0.20)    ($1.20)
                         =========   =========   =========  =========
Shares used in computing
  Loss per common share,
     basic and diluted     26,527      22,319      26,234     22,097
                         =========   =========   =========  =========

The accompanying notes are an integral part of these financial statements.

                                  (2)

                MEDIMMUNE, INC.
      CONDENSED STATEMENTS OF CASH FLOWS
                  (Unaudited)
(in thousands)
                                                       For the
                                                  six months ended
                                                      June 30,
                                                   1998       1997
                                                 --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       ($5,363)  ($26,531)
  Noncash items:
    Depreciation and amortization                  1,422      1,124
    Amortization of (discount) premium on
        marketable securities                       (853)       520
    Increase in reserve for inventory             10,557        --
    Other                                         (1,236)      (622)
  Other changes in assets and liabilities          3,097     (9,052)
                                                 --------   --------
        Net cash provided by (used in)
        operating activities                       7,624    (34,561)
                                                 --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in marketable securities    (74,248)    39,724
  Capital expenditures                            (2,039)   (22,852)
                                                 --------   --------
        Net cash (used in) provided by           (76,287)    16,872
           investing activities
                                                 --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common
        stock and exercise of stock options       74,617        741
 (Decrease) increase in long term debt              (414)     6,320
                                                 --------   --------
        Net cash provided by financing
activities                                        74,203      7,061
                                                 --------   --------
Net increase (decrease) in cash and cash
    equivalents                                    5,540    (10,628)
Cash and cash equivalents at beginning
    of period                                     29,984     12,629
                                                 --------   --------
Cash and cash equivalents at end of period       $35,524     $2,001
                                                 ========   ========


The accompanying notes are an integral part of these financial statements.
















































                                  (3)

                            MEDIMMUNE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)

General
The financial information presented as of June 30, 1998, and for the periods ended June 30, 1998 and 1997, is unaudited. In the opinion of the Company's management, the financial information contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of such financial information.

Inventory
Inventory, net of reserves, is comprised of the following (in thousands):

                          June 30, 1998    December 31, 1997
                         --------------    -----------------
      Raw Materials            $12,897              $14,503
      Work in Process           14,551               12,990
      Finished Goods             1,489                3,810
                                ------               ------
                                28,937               31,303
      Less noncurrent          (11,922)              (2,446)
                                ------               ------
                               $17,015              $28,857
                                ======               ======

In June 1998, the Company received marketing clearance from the FDA for Synagis, its second generation anti-RSV drug. This clearance will permit the Company to sell product manufactured at its Gaithersburg Manufacturing and Development Facility ("GMDF"). Materials produced at this location have been classified as current as of June 30, 1998. The Company submitted an amendment to its BLA for manufacture of Synagis at a third party manufacturer. Work-in-progress inventory of approximately $7.3 million at June 30, 1998 produced at the third party manufacturer has been classified as noncurrent as it has not yet been approved for sale. Materials produced at the third party manufacturer are expected to provide sufficient finished goods availability for product launch.

As a result of the FDA approval and the expected market acceptance of Synagis, the Company has reserved approximately $9.2 million against its RespiGam inventory, as it does not anticipate any further product sales to result from this inventory. The remaining RespiGam inventory of raw plasma of $3.7 million has been written down to the value the Company expects to recover upon sale to third parties. Should the Company be unable to sell the raw plasma or unable to sell the plasma at its net book value, a further adjustment in a subsequent quarter may be necessary.
                                  (4)
The Company also continues to purchase raw plasma for use in production in the Company's manufacturing facility, which will also be subject to FDA licensure and approval. Due to the uncertainty surrounding the likelihood and timing of FDA approval, the plasma has been classified as noncurrent in the accompanying balance sheet.

Finished goods at June 30, 1998 and December 31, 1997 include approximately $1.3 million and $0.8 million, respectively, of by-products that result from the production of the Company's principal products at one of its contract manufacturers and are held for resale. As of June 30, 1998, no sales of these by-products have occurred. The June 30, 1998 balance is net of a reserve of $1.3 million.

Property and Equipment
Property and equipment, stated at cost, is comprised of the following (in thousands):

                                             June 30,    December 31,
                                                 1998            1997
                                           ----------     -----------
      Land                                    $1,521        $1,521
      Leasehold improvements                  11,331        11,042
      Laboratory equipment                    10,498         9,355
      Office furniture, computers,
      and equipment                            4,878         4,377
      Construction in progress                50,594        49,040
                                             --------      --------
                                              78,822        75,335
      Less accumulated depreciation and      (11,503)      (10,081)
      amortization
                                             --------      --------
                                             $67,319       $65,254
                                             ========      ========


Property and equipment at June 30, 1998 and December 31, 1997 includes $3.9 million and $2.4 million, respectively, of capitalized interest related to the design and construction of the Company's manufacturing facility in Frederick, Maryland. Construction of the manufacturing facility is substantially complete and validation activities are ongoing. The Company will continue to capitalize costs, primarily capitalized interest, related to the facility for at least the next 12 months. The portions of the facility that are subject to inspection and approval by the FDA will be placed in service upon receipt of such approval.

Earnings per Share
The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share is
                                  (5)
computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average shares outstanding and the dilutive common stock equivalents outstanding during the period. The dilutive effect of convertible debt is measured using the "if converted" method. The dilutive effect of stock options is measured using the treasury stock method. Common stock equivalents are not included in periods where there is a loss as they are anti-dilutive.
No reconciliation of the numerators and denominators is provided, as the Company reported a loss for the periods and the inclusion of common stock equivalents would be anti-dilutive.

Income Taxes
No provision for income taxes has been recorded for the six months ended June 30, 1998 because of the loss for the six months and the existence of net operating loss carryforwards of $159 million. The Company's deferred tax asset has been reduced by a full valuation allowance. Reversal of the allowance will occur when it is determined to be more likely than not that the Company will be able to realize all or a portion of the tax benefits of its carryforwards. In future quarters, the Company will review the impact, if any, that the introduction of Synagis will have on the need for a full valuation allowance.

Restatements
Certain 1997 amounts have been restated to conform with the current presentation.

Comprehensive Income
In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive
Income." SFAS No. 130 requires additional reporting with respect to certain changes in assets and liabilities that previously were included in shareholders' equity. The Company has no comprehensive income items to report for the current presentation.

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

Derivative Instruments and Hedging Activities
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will begin complying with the provisions of the Statement in third quarter 1998, but does not expect it to have a material impact on its financial statements.
                                  (6)



ITEM 2.

                            MEDIMMUNE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 AND 1997
Total revenues for the three months ended June 30, 1998 increased 284% to $24.6 million from $6.4 million in the 1997 period. Product sales grew to $8.2 million in second quarter 1998 from $6.2 million in second quarter 1997, an increase of 31%. CytoGam sales increased 45% to $7.6 million from $5.3 million in second quarter 1997 reflecting a 34% increase in units sold as well as two price increases since July 1997. In addition to growth in the core business for CytoGam, the increase in CytoGam sales includes product substitution occurring as a result of the current worldwide shortage of standard intravenous immune globulin ("IVIG") products. The duration of this shortage and continued impact, if any, on CytoGam sales cannot be determined at this time. Off-season sales of RespiGam decreased to $0.5 million in second quarter 1998 from $1.0 million in second quarter 1997. Other revenues in the 1998 second quarter of $16.4 million primarily reflect a $15 million milestone payment received from Abbott Laboratories upon FDA approval of Synagis in June 1998, and funding from SmithKline Beecham for development of a human papillomavirus vaccine.

Cost of sales in second quarter 1998 increased to $14.5 million from $3.4 million in second quarter 1997, an increase of 322%. This increase was attributable to a 24% increase in combined unit volume for CytoGam and RespiGam, and an increase in the per-unit costs of both CytoGam and RespiGam due to higher production costs. As a result of the FDA approval of Synagis and the expected market acceptance of Synagis, the Company recorded a charge to cost of sales of $10.5 million which included $9.2 million for the writedown of certain RespiGam inventories and $1.3 million in RSV plasma contract termination costs. Cost of sales also reflects a charge of $1.3 million for the writedown of certain by-product inventories. In addition, cost of sales was reduced by amounts previously recorded for additional royalties expected to be due to Massachusetts Health Research Institute ("MHRI").

Research, development and clinical spending decreased 31% to $7.3 million in this year's quarter from $10.6 million in last year's quarter. Expenses in 1997 included costs of conducting the Company's 1,502 patient Phase 3 Synagis (RSV monoclonal antibody, formerly MEDI-
493) clinical trial. Expenses in 1998 included a $0.5 million milestone payment due to a third party upon FDA approval of Synagis. Selling, administrative and general expenses decreased to $3.2 million in this year's quarter versus $4.6 million in the 1997 quarter, a decrease of 30%. Expenses in 1998 and 1997 are net of $4.2 million and $1.6 million, respectively, due from American Home Products ("AHP") for its share of RespiGam product line loss as computed under the terms
                                  (7)
of the Company's alliance with AHP. The decrease in selling, general and administrative expenses was partially offset by a $1.2 million increase in expenses incurred for the launch of Synagis, as well as increased wage and related expenses. Other operating expenses of $19.1 million in the 1998 period increased from $0.3 million in the 1997 period, reflecting a $10.3 million charge incurred prior to FDA approval of Synagis related to the buy down of certain Synagis royalty obligations, costs incurred for start-up at the Company's manufacturing facility in Frederick, Maryland, and costs related to scale-up of production of Synagis at a third-party manufacturer and at the Company's Gaithersburg Manufacturing and Development Facility.
The Company expects to continue to incur significant start-up and scale-up costs in 1998 and 1999.

Interest income of $1.9 million was earned in the 1998 second quarter, compared to $1.2 million in the second quarter of 1997 reflecting higher cash balances available for investment, partially offset by a decrease in interest rates which lowered the overall portfolio yield. Interest expense of $0.9 million was incurred in both the 1998 and 1997 quarters, reflecting primarily interest due on the Company's convertible debt, net of capitalized interest. Interest expense in the 1998 period also includes interest on equipment financing.

The net loss in the 1998 second quarter was $18.6 million, or $0.70 basic and diluted loss per share. Shares used in computing basic and diluted loss per share were 26.5 million. The net loss for the second quarter of 1997 was $12.2 million, or $0.55 basic and diluted loss per share, on 22.3 million shares.

Quarterly financial results may vary significantly due to seasonality of Synagis product sales, fluctuation in sales of CytoGam, milestones, research funding and expenditures for research, development and marketing programs. Synagis sales are expected to occur primarily during, and in proximity to, the RSV season, which typically occurs between November and April in the United States. No assurances can be given that adequate product supply will be available to meet demand.

As a result of the FDA approval of Synagis, wholesalers may request that RespiGam vials they previously purchased be returned to the Company for refund or exchanged for Synagis vials, resulting in a possible reduction of previously recorded revenues. Currently such rights of product return do not exist. The magnitude of such reduction, if any, cannot be determined at this time and would be impacted by factors, including but not limited to, the timing of approval of the Company's BLA supplement for its third party manufacturer of Synagis, if granted by the FDA, and market acceptance of Synagis.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Total revenues for the six months ended June 30, 1998 were $83.9 million compared to $16.5 million for the 1997 period, a 407%
increase. Product sales of $51.0 million in the 1998 six months increased 212% from $16.4 million in the 1997 six months.
                                  (8)
CytoGam sales increased 80% from $10.2 million in the 1997 period to $18.4 in the 1998 period reflecting a 68% increase in units sold and two price increases since July 1997. RespiGam sales increased 433% to $32.6 million from $6.1 million in the 1997 six months, reflecting an increase in units sold resulting from increased demand. Sales in 1997 were limited by supply. Other revenues in the 1998 period of $32.9 million reflect funding from SmithKline Beecham related to the agreement signed in December 1997 for development of a human papillomavirus vaccine and a milestone payment from Abbott Laboratories received upon FDA approval of Synagis in June 1998.

Cost of sales for the 1998 six months increased 325% to $36.8 million from $8.6 million in the 1997 six months reflecting a 184% increase in units sold. Cost of sales in 1998 includes approximately $11.8 million related to the writedown of RespiGam inventory and by-product inventory. Cost of sales in 1998 also includes a credit for previously recorded royalties expected to be due to MHRI.

Research and development expenses of $13.0 million in the 1998 six months decreased 46% from $23.9 million in the 1997 six months. Expenses in 1998 include a $0.5 million milestone due to a third party upon FDA approval of Synagis. Expenses in 1997 include the costs of conducting the Company's 1,502 patient Phase 3 Synagis clinical trial. Selling, general and administrative expenses were $16.1 million and $10.8 million for the 1998 and 1997 periods, respectively, an increase of 50%. Expenses in 1998 include $0.9 million due to AHP for its share of RespiGam product line profit. Expenses in 1997 are net of $2.5 million of reimbursement due from AHP for its share of RespiGam product line loss as computed under the terms of the agreement.

Other operating expenses in the 1998 period of $24.9 million increased from $0.6 million in the 1997 period. Expenses in 1998 include a $10.3 million charge for the buy down of certain Synagis royalty obligations prior to FDA approval, as well as start-up costs for the Company's manufacturing facility and costs related to scale-up of production of Synagis at a third-party manufacturer and at the Company's Gaithersburg Facility. The Company expects to incur significant start-up and scale-up costs in 1998 and 1999.

Interest income of $3.6 million and $2.7 million was recorded in the 1998 and 1997 six months, respectively, reflecting higher cash balances available for investment partially offset by lower interest rates which decreased the overall portfolio yield.

Interest expense of $2.0 million in the 1998 period versus $1.8 million in the 1997 period reflects primarily interest on the Company's convertible debt, net of capitalized interest, as well as interest on equipment financing.

The net loss in the 1998 six months was $5.4 million, or $0.20 basic and diluted loss per share versus $26.5 million in the 1997 six months, or $1.20 basic and diluted loss per share. Shares used in computing basic and diluted loss per share in the 1998 and 1997 periods were 26.2 million and 22.1 million,
                                  (9)
respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at June 30, 1998 were $131.0 million compared to $50.3 million at 1997 year end. Net cash provided by operating activities in the six months ended June 30, 1998 was $7.6 million, reflecting primarily a decrease in accounts receivable, offset by the net loss for the six months. Capital expenditures of $2.0 million, net of capitalized interest, for the six months were primarily for lab equipment and facilities expansion at the Company's Gaithersburg headquarters. The Company expects inventory to grow significantly during 1998, as it purchases Synagis inventory from its third party manufacturer in anticipation of the launch of Synagis. In January 1998, the Company completed a private placement of stock to three institutional investors for net proceeds of $66.3 million. The Company also sold 83,410 shares of stock to SmithKline Beecham in first quarter 1998 for proceeds of $5.0 million. The Company's existing funds at June 30, 1998, together with funds expected to be generated from product sales and investment income are expected to provide sufficient liquidity to meet the anticipated needs of the business for at least the next 24 months, absent the occurrence of any unforeseen events.

YEAR 2000 COMPLIANCE

   The Company is in the process of completing a review of its internal and external systems for Year 2000 compliance. The Company has identified those internal information technology systems and equipment or devices that it believes are dependent on compliance with Year 2000 programming (including embedded systems) and is currently in the process determining whether these systems and equipment are Year 2000 compliant. Additionally, the Company has compiled a list of all third parties with whom the Company has material relationships and is in the process of seeking information from these third parties regarding their state of readiness for Year 2000 compliance. The Company considers many of its relationships with third parties to be of a material nature, such that if these third parties are unable to become Year 2000 compliant, the Company would be adversely affected. These relationships encompass many areas that affect the Company's ability to do business including but not limited to third party manufacturers, distributors, customers, suppliers, public utility companies, and financial institutions.

   The Company anticipates that sometime before the end of 1998, an assessment will have been made of the status of most of the Company's internal systems and equipment. Once this list is compiled, it will be prioritized for corrective actions and costs to correct will be estimated. Corrective actions, if needed, may include the purchase of new information technology applications, purchase of new equipment or devices, and identification of alternative suppliers. The costs for these corrective actions, if any, cannot be determined at this time. A contingency plan may
                                 (10)
need to be established if the corrective actions, if any, cannot be completed by the end of 1999. Such a plan has not yet been developed. At this time, the Company is unable to determine whether the Year 2000 issue will have a material adverse effect on the Company's results of operations, liquidity or financial position.

   There can be no assurances: 1) that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, including issues of its customers or suppliers, 2) that the Company's software vendors, third parties and others will be correct in their assertions that they are Year 2000 compliant, and 3) that the Company's estimate of the cost of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

                         ____________________

THE STATEMENTS IN THIS QUARTERLY REPORT THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, REGULATORY APPROVAL TIMING, PRODUCT DEMAND AND MARKET ACCEPTANCE RISKS, PATENT AND INTELLECTUAL PROPERTY RISKS, YEAR 2000 RISKS, THE EARLY STAGE OF PRODUCT DEVELOPMENT AND RELIANCE ON THIRD-PARTY MANUFACTURERS INCLUDING, BUT NOT LIMITED TO, CAPACITY AND SUPPLY CONSTRAINTS, PRODUCTION YIELDS, REGULATORY APPROVAL TIMING AND FOREIGN EXCHANGE RISKS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FDA IS CURRENTLY REVIEWING A SUPPLEMENT TO MEDIMMUNE'S BIOLOGIC LICENSE APPLICATION TO ALLOW PRODUCTION OF SYNAGIS AT BOEHRINGER INGELHEIM'S
(BI) MANUFACTURING FACILITY. SUPPLY FROM BI IS EXPECTED TO BE REQUIRED TO MEET MARKET DEMAND. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR OTHER FACTORS.

                                 (11)
                                PART II
                             OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of  Matters to a Vote of Security Holders -


On May 15, 1998 the Company held its Annual Meeting of Stockholders. By vote of the Company's stockholders at such meeting, all of the director nominees were re-elected to one year terms. An amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 60,000,000 to 120,000,000 and the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors were also approved. The results of the voting were as follows:



Election of Directors
                                                           Abstain/
                              For      Against   Withheld  Non-vote
Wayne T. Hockmeyer        18,465,702     --      1,577,295    --
David M. Mott             18,465,962     --      1,577,035    --
Franklin H. Top, Jr.      18,465,887     --      1,577,110    --
M. James Barrett          18,465,962     --      1,577,035    --
James H. Cavanaugh        18,465,887     --      1,577,110    --
Barbara Hackman Franklin  18,466,292     --      1,576,705    --
Lawrence C. Hoff          18,465,687     --      1,577,310    --
Gordon S. Macklin         18,465,287     --      1,577,710    --



Amendment to Restated
Certificate of
Incorporation             18,256,574  1,739,161             47,262

Appointment of Coopers & Lybrand
L.L.P.                    19,975,737   30,930       --      36,330




Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:


                                 (12)

           Exhibit<F1>  Description
           10.82 Termination of MEDI-SB Agreement, dated as of May 28, 1998 by and between MedImmune, Inc. and SmithKline Beecham Corporation
           10.83        Second Amendment, dated as of June 12,
                        1998 by and between Lonza Biologics PLC
                        and MedImmune, Inc.



<F1>  Confidential Treatment has been requested for certain portions of
      Exhibits 10.82 and 10.83.


          (b)  Reports on Form 8-K:

               Report Date  Event reported
               4/23/98      MedImmune Posts Record First Quarter
                            Sales and Earnings

               5/15/98      Biotransplant and MedImmune Announce
                            Initial Clinical Safety and
                            Pharmacokinetics Data for MEDI-507

               6/10/98      Letter to Shareholders for 1st Quarter
                            1998

               6/18/98      MedImmune Buys Out Certain Synagis
                            Royalty Obligations

               6/19/98      MedImmune Synagis (palivizumab)
                            Approved for Marketing by FDA





                                 (13)



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDIMMUNE, INC.
                              (Registrant)




Date: August 13, 1998         /s/David M. Mott
                              President and
                              Chief Operating Officer
                              (Principal accounting and
                              financial officer)
































                                 (14)