Form 10-Q
period 1998-09-30
MEDIMMUNE INC /DE
filed 1998-11-13
CIK 873591

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q



{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1998, 26,719,304 shares of Common Stock, par value $0.01 per share, were outstanding.

                              MEDIMMUNE, INC.
                            Index to Form 10-Q



Part I  Financial                                         Page

     Item 1.   Financial Statements
                 Balance Sheets                             1
                 Statements of Operations                   2
                 Condensed Statements of Cash Flows         3
                 Notes to Financial Statements            4-7

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                             8-12

Part II  Other Information                              13-14

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K


     CytoGam and RespiGam are registered trademarks of the Company and Synagis is a trademark.

ITEM 1.                     FINANCIAL STATEMENTS
                              MEDIMMUNE, INC.
                               BALANCE SHEETS
(in thousands, except share data)
                                                 September 30,  December 31,
                                                      1998          1997
                                                   ----------    ----------
ASSETS:                                           (Unaudited)
  Cash and cash equivalents                         $  22,422        $ 29,984
  Marketable securities                                77,928          20,342
  Trade receivables, net                               13,199          15,236
  Contract receivables, net                             2,989           3,064
  Inventory, net                                       24,136          28,857
  Other current assets                                  3,371           2,740
                                                    ----------      ----------
    Total Current Assets                              144,045         100,223
  Property and equipment, net                          69,020          65,254
  Inventory-noncurrent                                  4,434           2,446
  Other assets                                          2,157           2,413
                                                    ----------      ----------
    Total Assets                                     $219,656        $170,336
                                                    ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                   $  2,580        $  4,535
  Accrued expenses                                     23,596          27,682
  Product royalties payable                             3,651           6,227
  Accrued interest                                      1,536           2,583
  Other current liabilities                             2,997           2,633
                                                    ---------       ----------
    Total Current Liabilities                          34,360          43,660
  Long term debt                                       83,878          85,363
  Other liabilities                                     1,162             777
                                                    ----------      ----------
    Total Liabilities                                 119,400         129,800
                                                    ----------      ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    5,524,525 shares; none issued or outstanding           --              --
  Common stock, $.01 par value; authorized
   120,000,000 shares; issued and outstanding
    26,719,304 at September 30, 1998 and
    24,444,745 at December 31, 1997                       267             244
  Paid-in capital                                     252,676         176,564
  Accumulated deficit                                (152,687)       (136,272)
                                                    ----------    ----------

    Total Shareholders' Equity                        100,256          40,536
                                                    ----------      ----------
    Total Liabilities and Shareholders' Equity       $219,656        $170,336
                                                    ==========      ==========

The accompanying notes are an integral part of these financial statements.

                             MEDIMMUNE, INC.
                        STATEMENTS OF OPERATIONS
                               (Unaudited)

  (in thousands except per share data)
                                     For the              For the
                               three months ended    nine months ended
                                  September 30,        September 30,
                                -----------------    -----------------
                                 1998      1997       1998       1997
                               -------    -------    -------   -------
  Revenues:
    Product sales              $ 22,181   $ 10,575    $ 73,224    $ 26,931
    Other                         1,659         84      34,545         277
                               --------   --------    --------    --------
               Total revenues    23,840     10,659     107,769      27,208
                               --------   --------    --------    --------

  Costs and Expenses:
    Cost of sales                 6,903      5,258      43,661      13,903
    Research and development      5,766      9,342      18,761      33,283
    Selling, administrative
      and general                14,286      6,603      30,430      17,371
    Other operating expenses      8,509      3,094      33,447       3,718
                               --------   --------    --------    --------
               Total expenses    35,464     24,297     126,299      68,275
                               --------   --------    --------    --------

  Operating Loss               (11,624)    (13,638)    (18,530)    (41,067)
    Interest income              1,615         767       5,176       3,486
    Interest expense            (1,043)       (786)     (3,061)     (2,607)
                               --------   --------    --------    --------
  Net Loss                    ($11,052)   ($13,657)   ($16,415)   ($40,188)
                               ========   ========    ========    ========

  Loss Per Common Share
    basic and diluted           ($0.41)     ($0.57)    ($0.62)      ($1.77)
                               ========   ========    ========    ========
  Shares Used in Computing
    Loss per common share,
      basic and diluted          26,655     23,938      26,377      22,718
                               ========   ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                 MEDIMMUNE, INC.
        CONDENSED STATEMENTS OF CASH FLOWS
                   (Unaudited)
  (in thousands)                                        For the
                                                  nine months ended
                                                    September 30,
                                                    1998       1997
                                                   --------  --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                      ($16,415)    ($40,188)
    Noncash items:
      Depreciation and amortization                  2,131        1,774
      Amortization of premium on
          marketable securities                        995          689
      Increase in reserve for inventory             10,803          --
      Other                                         (1,876)      (1,154)
    Other changes in assets and liabilities        (16,073)     (22,019)
                                                   --------     --------
         Net cash used in operating
         activities                                (20,435)     (60,898)
                                                   --------     --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in marketable              (58,581)      74,174
  securities
    Capital expenditures                            (3,703)    ( 31,939)
                                                   --------     --------
         Net cash (used in)provided by
             investing activities                  (62,284)      42,235
                                                   --------     --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common
         stock and exercise of stock options        76,135        3,379
    (Decrease) increase in long term debt             (978)       6,170
                                                   --------     --------
         Net cash provided by financing             75,157        9,549
  activities
                                                   --------     --------
  Net decrease in cash and cash
      equivalents                                   (7,562)      (9,114)
  Cash and cash equivalents at beginning
      of period                                     29,984       12,629
                                                   --------     --------
  Cash and cash equivalents at end of period       $22,422       $3,515
                                                   ========     ========

The accompanying notes are an integral part of these financial statements.

                              MEDIMMUNE, INC.
                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)
General
The financial information presented as of September 30, 1998, and for the periods ended September 30, 1998 and 1997, is unaudited. In the opinion of the Company's management, the financial information contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of such financial information.

Inventory
Inventory net of reserves, consists of the following (in thousands):

                                 September 30,    December 31,
                                     1998             1997
                                 -------------    -------------
      Raw Materials                   $ 9,944        $14,503
      Work in Process                  13,352         12,990
      Finished Goods                    5,274          3,810
                                       ------          ------
                                       28,570         31,303
      Less noncurrent inventory        (4,434)        (2,446)
                                       ------          ------
                                      $24,136        $28,857
                                       ======          ======

The Company has purchased plasma and other raw materials for use in production in the Company's Frederick manufacturing facility, which is subject to FDA licensure and approval. Due to the uncertainty surrounding the likelihood and timing of FDA approval, this inventory has been classified as noncurrent in the accompanying balance sheet.

As a result of the June 1998 FDA approval of the Company's second generation RSV product, Synagis, and the expected market acceptance of Synagis, the Company reserved approximately $9.2 million against its RespiGam inventory in the second quarter of 1998, as no further product sales are expected to result from this inventory in the foreseeable future. The remaining RespiGam plasma inventory of $3.6 million has been written down to the value the Company expects to recover upon sale to third parties. Should the Company be unable to sell the plasma at its net book value, a further adjustment in a subsequent quarter may be necessary.

Finished goods at September 30, 1998 and December 31, 1997 include approximately $1.6 million and $0.8 million, respectively, of by-products that result from the production of the Company's principal products at one of its contract manufacturers and are held for resale. As of September 30, 1998, minimal sales of these by-products have occurred. The September 30, 1998 balance is net of a reserve of $1.6 million.

Property and Equipment
Property and equipment, stated at cost, consists of the following (in thousands):

                                          September 30,    December 31,
                                              1998             1997
                                             ----------     -----------
      Land                                   $ 1,521           $ 1,521
      Building and building improvements       4,179             --
      Leasehold improvements                  11,866            11,042
      Laboratory equipment                    10,688             9,355
      Office furniture, computers, and         5,715             4,377
      equipment
      Construction in progress                47,261            49,040
                                              --------        --------
                                              81,230            75,335
      Less accumulated depreciation and      (12,210)          (10,081)
      amortization
                                              --------        --------
                                             $69,020           $65,254
                                              ========        ========

Property and equipment at September 30, 1998 and December 31, 1997 includes $4.5 million and $2.4 million, respectively, of capitalized interest related to the design and construction of the Company's manufacturing facility in Frederick, Maryland. Construction of the manufacturing facility is substantially complete and validation activities are ongoing. The Company will continue to capitalize costs, primarily capitalized interest, related to the facility for at least the next 12 months. The portions of the facility that are subject to inspection and approval by the FDA will be placed in service and depreciation will commence upon receipt of such approval.

Earnings per Share
The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings

(loss) per share is computed based on the weighted average shares outstanding and the dilutive common stock equivalents outstanding during the period. The dilutive effect of convertible debt is measured using the "if converted" method. The dilutive effect of stock options is measured using the treasury stock method. Common stock equivalents are not included in periods where there is a loss as they are anti-dilutive. No reconciliation of the numerators and denominators is provided, as the Company reported a loss for the periods and the inclusion of common stock equivalents would be anti-dilutive.

Income Taxes
No provision for income taxes has been recorded for the nine months ended September 30, 1998 because of the loss for the nine months and the existence of net operating loss carry forwards and tax credit carry forwards of $159 million. The Company's deferred tax asset has been reduced by a full valuation allowance due to uncertainty of its realization. Reversal of the allowance will occur if and when it is determined to be more likely than not that the Company will be able to realize all or a portion of the tax benefits of its carry forwards. In future quarters, the Company will review the impact, if any, that the introduction of Synagis will have on the need for a full valuation allowance. Should all such deferred tax assets be recognized, the Company expects that its effective tax rate in future periods will approximate the applicable statutory rates.

New Accounting Pronouncements
Comprehensive Income
Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires additional reporting with respect to certain changes in assets and liabilities that previously were included in shareholders' equity. The Company has no comprehensive income items to report for the current presentation.

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

Derivative Instruments and Hedging Activities
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by January 1, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a material effect on the earnings or financial position of the Company.

Subsequent Event
On November 11, 1998, the Company's Board of Directors voted to declare a two-for-one stock split of the Company's common stock payable in the form of a 100 percent stock dividend. Stockholders of record as of December 15, 1998, will receive one additional share for each share of stock owned. The dividend will be distributed on December 31, 1998.

ITEM 2.

                              MEDIMMUNE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The increase in product sales to $22.2 million in third quarter 1998 from $10.6 million in third quarter 1997, is principally due to the initial sales of Synagis which commenced in September 1998, and totaled $17.0 million. Due to the seasonality of RSV disease, which principally occurs from October through April each year, these initial sales primarily represent stocking by wholesalers and distribution in advance of the season. No sales of RespiGam were recorded in third quarter 1998 versus $7.0 million in third quarter 1997, reflecting the shift in customer demand from RespiGam to Synagis for prevention of RSV disease. CytoGam sales increased 49% to $5.4 million from $3.6 million in third quarter 1997 reflecting a 35% increase in domestic units sold, a 247% increase in international units sold, as well as two price increases since July 1997. Other revenues in the 1998 third quarter of $1.7 million primarily reflect funding from SmithKline Beecham for development of a human papillomavirus vaccine.

Gross margins improved to 69% in third quarter 1998 versus 50% in third quarter 1997. Gross margins in 1998 were favorably impacted by Synagis sales which carry a significantly lower per unit cost than the Company's plasma-derived products.

Research, development and clinical spending decreased 38% to $5.8 million in this year's quarter from $9.3 million in last year's quarter. Expenses in 1997 included costs of concluding the Company's 1,502 patient Phase 3 Synagis clinical trial. Selling, administrative and general expenses increased to $14.3 million in this year's quarter versus $6.6 million in the 1997 quarter, an increase of 116%. Expenses in 1998 include increased marketing and selling expenses as well as co-promotion expenses to the Ross Products Division of Abbott Laboratories all in connection with the launch of Synagis which commenced during the 1998 third quarter. Marketing, selling and co-promotion expenses for Synagis are expected to continue to be higher than those for RespiGam or CytoGam.

Other operating expenses of $8.5 million in the 1998 period increased from $3.1 million in the 1997 period, reflecting costs incurred for start-up at the Company's manufacturing facility in Frederick, Maryland, and costs related to scale-up of production of Synagis at a third-party manufacturer and production at the Company's Gaithersburg Manufacturing and Development Facility ("GMDF"). Expenses in the 1998 quarter also include a $1.5 million milestone payment to a third-party contract manufacturer. The Company expects to continue to incur significant start-up costs for the remainder of 1998 and 1999.

Interest income of $1.6 million was earned in the 1998 third quarter, compared to $0.8 million in the third quarter of 1997 reflecting higher cash balances available for investment, partially offset by a decrease in interest rates which lowered the overall portfolio yield. Interest expense of $1.0 million and $0.8 million was incurred in the 1998 and 1997 quarters, respectively, reflecting primarily interest due on the Company's convertible debt, net of capitalized interest. Interest expense in the 1998 period also includes interest on an equipment financing line that was first drawn down in third quarter 1997.

The net loss in the 1998 third quarter was $11.1 million, or $0.41 basic and diluted loss per share. Shares used in computing basic and diluted loss per share were 26.7 million. The net loss for the third quarter of 1997 was $13.7 million, or $0.57 basic and diluted loss per share, on 23.9 million shares.

Quarterly financial results may vary significantly due to seasonality of Synagis product sales, fluctuation in sales of CytoGam, milestones, research funding and expenditures for research, development and marketing programs. Synagis sales are expected to occur primarily during, and in proximity to, the RSV season, which typically occurs between October and April in the United States.

As a result of the FDA approval of Synagis, customers may request that RespiGam vials they previously purchased be returned to the Company for refund or exchanged for Synagis vials, resulting in a possible reduction of previously recorded revenues. Currently such rights of product return do not exist and thus would be at the Company's discretion. The magnitude of such reduction, if any, cannot be determined at this time and would be impacted by factors, including but not limited to, market acceptance of Synagis and continued demand for RespiGam.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Total revenues for the nine months ended September 30, 1998 were $107.8 million compared to $27.2 million for the 1997 period, a 296% increase. Product sales of $73.2 million in the 1998 nine months increased 172% from $26.9 million in the 1997 nine months. Synagis sales commenced in September 1998 and totaled $17.0 million. CytoGam sales increased 72% from $13.9 million in the 1997 period to $23.8 in the 1998 period reflecting a 63% increase in units sold and two price increases since July 1997. In addition to growth in the core business for CytoGam, the increase in CytoGam sales includes product substitution occurring as a result of the current worldwide shortage of standard intravenous immune globulin ("IVIG") products. The duration of this shortage and continued impact, if any, on

CytoGam sales cannot be determined at this time. RespiGam sales in the 1998 period of $32.3 million reflect sales prior to the FDA approval of Synagis, most of which occurred in the first quarter of 1998. RespiGam sales in the 1997 nine months were $13.1 million and were limited by supply. Other revenues in the 1998 period of $34.5 million reflect research funding and milestone payments of $19.0 million from SmithKline Beecham related to the agreement signed in December 1997 for development of a human papillomavirus vaccine and a $15 million milestone payment from Abbott Laboratories received upon FDA approval of Synagis in June 1998.

Cost of sales for the 1998 nine months increased 214% to $43.7 million from $13.9 million in the 1997 nine months reflecting a 131% increase in units sold and $12.1 million related to the write down of RespiGam inventory and by-product inventory. Additionally, cost of sales in 1998 includes a credit for previously recorded royalties expected to be due to MHRI. Excluding the impact of the RespiGam write down and the credit for royalty adjustments, the gross margins for the 1998 nine months improved to 53% from 48% in the 1997 period. The improved gross margins reflect the change in the product mix towards Synagis which has a lower cost per unit than CytoGam or RespiGam.

Research and development expenses of $18.8 million in the 1998 nine months decreased 44% from $33.3 million in the 1997 nine months. Expenses in 1998 include a $0.5 million milestone due to a third party upon FDA approval of Synagis. Expenses in 1997 include the costs of conducting the Company's 1,502 patient Phase 3 Synagis clinical trial, with no such large scale Phase 3 trials in the 1998 period.

Selling, general and administrative expenses were $30.4 million and $17.4 million for the 1998 and 1997 periods, respectively, an increase of 75%. The 1998 nine months include co-promotion expenses due to the Ross Products Division of Abbott Laboratories, the profit split with AHP for their share of the RespiGam profits, and expenses for the third quarter 1998 launch of Synagis. Expenses in 1997 are net of $2.7 million of reimbursement from AHP for its share of RespiGam product line loss as computed under the terms of the agreement.

Other operating expenses in the 1998 period of $33.4 million increased from $3.7 million in the 1997 period. Expenses in 1998 include a $10.3 million charge for the buy down of certain Synagis royalty obligations prior to FDA approval, a $1.5 million milestone payment due to a third-party contract manufacturer as well as start-up costs for the Company's manufacturing facility and costs related to scale-up of production of Synagis at a third-party manufacturer and at the Company's GMDF.

Interest income of $5.2 million and $3.5 million was recorded in the 1998 and 1997 nine months, respectively, a 48% increase, reflecting higher cash balances available for investment partially offset by lower interest rates which decreased the overall portfolio yield.

Interest expense of $3.1 million in the 1998 period versus $2.6 million in the 1997 period reflects primarily interest on the Company's convertible debt, net of capitalized interest, as well as interest on equipment financing.

The net loss in the 1998 nine months was $16.4 million, or $0.62 basic and diluted loss per share versus $40.2 million in the 1997 nine months, or $1.77 basic and diluted loss per share. Shares used in computing basic and diluted loss per share in the 1998 and 1997 periods were 26.4 million and 22.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at September 30, 1998 were $100.4 million compared to $50.3 million at 1997 year end. Net cash used in operating activities in the nine months ended September 30, 1998 was $20.4 million, reflecting primarily a decrease in accounts payable and accrued expenses and the net loss for the nine months. Capital expenditures of $3.7 million, net of capitalized interest, for the nine months were primarily for lab equipment and facilities expansion at the Company's Gaithersburg headquarters. The Company expects inventory to grow significantly during 1998, as it purchases Synagis inventory from its third party manufacturer for the RSV season. In January 1998, the Company completed a private placement of 1.7 million shares of common stock to three institutional investors for net proceeds of $66.3 million. The Company also sold 83,410 shares of stock to SmithKline Beecham in first quarter 1998 for proceeds of $5.0 million. The Company's existing funds at September 30, 1998, together with funds expected to be generated from product sales and investment income are expected to provide sufficient liquidity to meet the anticipated needs of the business for the foreseeable future, absent the occurrence of any unforeseen events.

YEAR 2000 READINESS

The Company is in the process of completing a review of its internal and external systems for Year 2000 readiness. The Company has identified those internal information technology systems and equipment or devices that it believes are dependent on compliance with Year 2000 programming (including embedded systems) and is currently in the process of determining whether these systems and equipment are Year 2000 ready. Additionally, the Company has compiled a list of all third parties with whom the Company has material relationships and is in the process of seeking information from these third parties regarding their state of readiness for Year 2000 compliance. The Company considers many of its relationships with third parties to be of a material nature, such that if these third parties are unable to become Year 2000 compliant, the Company would be adversely affected. These relationships encompass many areas that affect the Company's ability to do business including but not limited to third party manufacturers, distributors, customers, suppliers, public utility companies, and financial institutions.

The Company anticipates that sometime before the end of 1998, an assessment will have been made of the status of most of the Company's internal systems and equipment. Once this list is compiled, it will be prioritized for corrective actions and costs to correct will be estimated. Corrective actions, if needed, may include the purchase of new information technology applications, purchase of new equipment or devices, and identification of alternative suppliers. The costs for these corrective actions, if any, cannot be determined at this time. A contingency plan may need to be established if the corrective actions, if any, cannot be completed by the end of 1999. Such a plan has not yet been developed. At this time, the Company is unable to determine whether the Year 2000 issue will have a material adverse effect on the Company's results of operations, liquidity or financial position.

There can be no assurances: 1) that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, including issues of its customers or suppliers, 2) that the Company's software vendors, third parties and others will be correct in their assertions that they are Year 2000 ready, and 3) that the Company's estimate of the cost of systems preparation for Year 2000 readiness will prove ultimately to be accurate.

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

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of  Matters to a Vote of  Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
               None

          (b)  Reports on Form 8-K:

               Report Date  Event reported
               7/17/98      Biotransplant and MedImmune Report
                            Phase II Results of BTI-322 to Treat
                            Graft-Versus-Host Disease in
                            Transplant Patients

               7/24/98      MedImmune Revenues Increase Over 400
                            Percent in First Half

               8/12/98      Abbott Laboratories and MedImmune
                            Announce Submission of Application for
                            European Marketing Approval of Synagis

               9/9/98       FDA Approves Additional Manufacturing
                            Facility for MedImmune's Synagis

               9/9/98       Phase 3 Results for MedImmune's
                            Synagis Published in Pediatrics

               9/16/98      MedImmune and Chiron Enter Agreement
                            on Vaccine Adjuvant Technology

               9/16/98      MedImmune Appoints Melvin Booth
                            President & Chief Operating Officer


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDIMMUNE, INC.
                              (Registrant)




Date:  November 13, 1998      /s/David M. Mott
                              Vice Chairman and Chief Financial Officer