Form 10-K
period 1998-12-31
MEDIMMUNE INC /DE
filed 1999-03-23
CIK 873591

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998
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

Aggregate market value of the 54,907,653 shares of voting stock held by non-affiliates of the registrant based on the closing price on February 28, 1999 was $3,019,920,915 . Common Stock outstanding as of February 28, 1999: 55,311,727 shares.

              Documents Incorporated by Reference:
     Document                                     Part of Form 10-K
Proxy Statement for the Annual Meeting            Part III
of Stockholders to be held May 20, 1999.
                         MEDIMMUNE, INC.
                            FORM 10-K
                        TABLE OF CONTENTS

PART I                                                       PAGE
Item 1.   Business                                              1
Item 2.   Properties                                           41
Item 3.   Legal Proceedings                                    42
Item 4.   Submission of Matters to a Vote of Security Holders  42

PART II
Item 5.   Market for MedImmune, Inc.'s Common Stock and Related
          Shareholder Matters                                  42
Item 6.   Selected Financial Data                              43
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  45
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk                                                 57
Item 8.   Financial Statements and Supplementary Data          59
          Report of Independent Accountants                    90
          Report of Management                                 91
Item 9.   Changes in and Disagreements with Accountants on
          Accounting Financial Disclosure                      92

PART III
Item 10.  Directors and Executive Officers of MedImmune, Inc.  93
Item 11.  Executive Compensation                               93
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                           93
Item 13.  Certain Relationships and Related Transactions       93

PART IV
ITEM 14.  Exhibits, Financial Statement Schedule, and
          Reports on Form 8-K                                  94
SIGNATURES                                                     95

Schedule I                                                    S-1
Exhibit Index                                                 E-1
Exhibits  (Attached to this Report on Form 10-K)

CytoGam and RespiGam are registered trademarks and Synagis is a trademark of the Company.

THE STATEMENTS IN THIS ANNUAL REPORT THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE INFORMATION SET FORTH UNDER THE CAPTION "RISK FACTORS", AS WELL AS OTHER RISKS DETAILED BELOW. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR OTHER FACTORS.


PART I Item 1. Business

MedImmune, Inc. ("the Company"), is a biotechnology company headquartered in Gaithersburg, Maryland with three products on the market and a diverse product development portfolio. The Company is focused on using advances in immunology and other biological sciences to develop important new products that address significant medical needs in areas such as infectious diseases, transplantation medicine, autoimmune diseases and cancer. In 1998, the Company launched Synagis (palivizumab) in the United States for preventing respiratory syncytial virus (RSV) in high-risk pediatric patients. Synagis is the first monoclonal antibody approved for an infectious disease and has become an important new pediatric product for the prevention of RSV, the leading cause of pneumonia and bronchiolitis in infants and children. The Company also markets CytoGam (Cytomegalovirus Immune Globulin Intravenous (Human), CMV-IGIV) and RespiGam (Respiratory Syncytial Virus Immune Globulin Intravenous (Human), RSV-IGIV) and has five new product candidates undergoing clinical trials.

Products on the Market.
Synagis
Synagis is a humanized monoclonal antibody approved for marketing in June 1998 by the U.S. Food and Drug Administration ("FDA") for the prevention of serious lower respiratory tract disease caused by respiratory syncytial virus ("RSV") in pediatric patients at high risk of RSV disease. Synagis is administered by intramuscular injection at 15 mg/kg and is given once per month during anticipated periods of RSV prevalence in the community. In the Northern Hemisphere, the RSV season typically commences in October or November and lasts through March or April.

RSV is the most common cause of lower respiratory infections in infants and children worldwide. Healthy children and individuals with adequate immune systems often acquire a benign chest cold when infected with RSV. In contrast, certain high-risk infants such as premature infants and children with chronic lung disease ("CLD"; also known as bronchopulmonary dysplasia, or "BPD") are at increased risk for acquiring severe RSV disease (pneumonia and bronchiolitis), often requiring hospitalization. Each year in the United States, more than 90,000 infants are hospitalized with RSV disease. The mortality rate of hospitalized infants with RSV infection of the lower respiratory tract is about 2 percent. There are approximately 325,000 infants at high risk of acquiring severe RSV disease in the United States. In a randomized, double-blind, placebo-controlled Phase 3 clinical trial known as "IMpact-RSV" evaluating the ability of Synagis to prevent serious RSV disease in 1,502 high-risk pediatric patients, RSV hospitalizations occurred among 53 of 500 (10.6 percent) patients in the placebo group and 48 of 1002 (4.8 percent) patients in the Synagis group, a 55 percent reduction (p<0.001). Synagis was safe and generally well-tolerated, and the proportions of subjects in the placebo and Synagis groups who experienced any adverse event or any serious adverse event were similar.

In December 1997, the Company formed an exclusive worldwide marketing alliance with Abbott Laboratories ("Abbott") to commercialize Synagis. Within the United States, the Ross Products Division of Abbott is co-promoting Synagis with the Company. The Company records all U.S. sales and Abbott receives a commission on sales above pre-determined thresholds. Each company is responsible for its own selling expenses. Outside the United States, the International Division of Abbott Laboratories has the exclusive right to distribute Synagis. The Company manufactures and sells Synagis to Abbott for sales outside the United

States. Sales to Abbott in 1998 for "named patient" sales of Synagis outside of the United States were $2.3 million. During 1998, the Company and Abbott submitted regulatory applications requesting approval to market Synagis in 25 countries outside the United States: Austria, Australia, Argentina, Belgium, Brazil, Colombia, Denmark, Finland, France, Germany, Hungary, Ireland, Italy, Kuwait, Luxembourg, Netherlands, New Zealand, Norway, Poland, Portugal, Greece, Spain, Sweden, Switzerland, and the United Kingdom. By year-end 1998, approval was received in Kuwait. In accordance with the Company's agreement with Abbott, the Company would receive a $15 million milestone payment from Abbott if and when marketing approval is received from the centralized European Agency for the Evaluation of Medicinal Products ("EMEA").
There can be no assurances that the EMEA will approve Synagis for marketing in time for the 1999 - 2000 RSV season or at all.

The Company has established a manufacturing alliance with German-based Boehringer Ingelheim Pharma KG ("BI") to supplement its own manufacturing capacity. In September 1998, the FDA approved the Company's supplement to its Biologic License Application ("BLA") allowing the Company to import and sell in the United States product from the BI facility. Additionally, the Company's Gaithersburg Manufacturing and Development Facility was approved to produce Synagis. The Company has completed construction of a manufacturing facility in Frederick, Maryland ("Frederick Manufacturing Center" or "FMC") and plans to add this facility as a third production site, subject to FDA clearance. Production lots of Synagis seeking to validate the consistency of the manufacturing process are underway at the FMC. The Company plans to submit to the FDA in 1999 an amendment to its BLA requesting approval to sell Synagis produced at the FMC. There can be no assurances that this approval will be received in a timely manner or at all. The Company will continue to rely upon BI for production of Synagis for the foreseeable future; there can be no assurances that Synagis product supply will be properly matched with product demand. BI produces Synagis in large lot sizes relative to overall product supply;

there can be no assurances that failure of one or more lots of Synagis will not adversely impact the Company's supply of product or market perception. Additionally, because Synagis costs rely on favorable foreign exchange rates and production yields, there can be no assurances that Synagis will continue to be economical to purchase from BI.

In 1998, the Company sold $109.8 million of Synagis, $92.8 million of which occurred in the fourth quarter. In general, the Company expects most of its Synagis sales to occur in the fourth and first quarters of the year because of the seasonality of RSV in the United States; limited sales are expected in the second and third quarters. The Company expects this seasonality to continue in the foreseeable future.

The Company believes that Synagis was broadly reimbursed by third party payors during the 1998 - 1999 RSV season. There can be no assurances that third party payors will not attempt to restrict reimbursement guidelines of Synagis in future RSV seasons.

In November 1998, the Company began two clinical trials evaluating the safety of Synagis in 1) children under 2 years of age with congenital heart disease ("CHD") and 2) children with cystic fibrosis. The Company expects both trials to be concluded by 2000. In addition, the Cooperative Antiviral Studies Group ("CASG") at the National Institutes of Health ("NIH") expects to begin a two-year clinical study evaluating the administration of Synagis for treating RSV disease in bone marrow transplant recipients. There can be no assurances that data from these clinical trials will establish the safety or efficacy of Synagis in these populations, or that results from these trials will not adversely affect perceptions of Synagis in the marketplace.

Recent clinical and laboratory observations by the Company and others have suggested that RSV may be implicated in the development of childhood asthma. Consistent with this hypothesis, data were presented in 1998 at the 36th Annual Meeting of the Infectious Diseases Society of America ("IDSA") in Denver suggesting that children who received the

Company's first RSV product, RespiGam (see below), scored better in measurements of asthma-like symptoms than those that did not receive the drug. While these results do not prove that RSV causes asthma, or that RSV prevention may prevent asthma, the Company believes a prospective study is warranted. No assurances can be given that such a prospective study, if conducted, would prove that RSV causes asthma or that RSV prophylaxis can prevent childhood asthma.

The Company received a composition of matter patent protecting Synagis and its cell line through October 20, 2015. Other than the Company's product RespiGam (see below), the Company is not aware of any competing products being marketed anywhere in the world for the prevention of RSV disease. The Company believes that any products being developed, if successfully commercialized, would require at least four years of clinical development and regulatory approval prior to reaching the marketplace. Nevertheless, there can be no assurances that a competitive product will not be brought to market sooner than expected, or, if brought to market, would not be superior to Synagis. The Company is currently working on developing third-generation products and/or formulations for the prevention of RSV disease to preempt possible competition in the field.

RespiGam
RespiGam, an intravenous immune globulin enriched in neutralizing antibodies against RSV, was approved by the FDA for marketing in the United States in January 1996. RespiGam is indicated for the prevention of serious RSV disease in children under 24 months of age with BPD or a history of premature birth (i.e., born at 35 weeks or less gestation). RespiGam was the first product demonstrated to be safe and effective in reducing the incidence and duration of RSV hospitalization and the severity of RSV illness in these high risk infants. While Synagis is administered by a simple intramuscular injection, RespiGam is administered by an approximately four hour intravenous infusion. Because of these and other considerations, the Company believes that RespiGam will largely be replaced by Synagis in the marketplace.

CytoGam
CytoGam is an intravenous immune globulin product enriched in antibodies against cytomegalovirus ("CMV") and is marketed for prophylaxis against CMV disease associated with transplantation of kidney, lung, liver, pancreas, and heart. CMV contributes significantly to morbidity and mortality in organ transplant recipients. CMV can cause severe pneumonia and other organ complications related to invasive CMV disease which, if not successfully treated, can lead to organ failure. CMV has also been shown to cause increased bacterial and fungal infections, and has been associated with an increased risk of rejection of the transplanted organ. There are approximately 20,000 kidney, lung, liver, pancreas, and heart transplants performed annually in the United States. Clinical studies have shown a 50 percent reduction in CMV disease in kidney transplant patients given CytoGam and a 56 percent reduction in serious CMV disease in liver transplant patients given CytoGam. CytoGam prophylaxis has also been associated with increased survival in liver transplant recipients.

CytoGam was initially approved for marketing by the FDA in 1991 for the attenuation of primary CMV disease in donor-positive/recipient-negative kidney transplant patients, approximately 2,000 patients annually. The approved indication was expanded in 1998 to further include lung, liver, pancreas and heart transplant recipients, approximately 20,000 patients annually. The Company believes that the expanded indication will not significantly affect sales in the United States as many physicians have already been prescribing CytoGam's use in the setting of solid organ transplantation.

CytoGam was first sold through an exclusive distribution agreement with Connaught Laboratories. The Company began marketing CytoGam through its own hospital-based sales force in 1993. Sales of CytoGam have grown at a compounded annual rate of approximately 53 percent since 1993 to $32.9 million in 1998. Sales outside the United States accounted for $6.3 million of total CytoGam sales in 1998. The Company believes a significant portion of CytoGam sales in 1998 in the United States was related to the use of CytoGam as a substitute for standard intravenous immune globulin ("IVIG"). It is unclear when and if the current supply shortage of IVIG will end and if the continuation of such a shortage would affect sales of CytoGam. The Company believes the United States marketplace for CMV drugs in transplantation is competitive and no assurances can be given that growth in the United States will continue or that a continued IVIG shortage would increase CytoGam sales.

The Company continues to expand the opportunities for CytoGam outside the United States. During 1998, CytoGam was approved for marketing in Poland, Argentina and South Korea. Additionally, product was sold by distributors in Turkey, Mexico, the Czech Republic, and Canada, and on a named patient basis in nine other countries. Company's orphan drug status expired in 1997 and there can be no assurance that additional CMV intravenous specialty immune globulin products will not be successfully commercialized by other companies. The Company is aware of one other CMV immune globulin in development by NABI, Inc.

Products In Development
Human Papillomavirus Vaccine
The Company is developing vaccines for human papillomaviruses ("HPVs"), the cause of genital warts and cervical cancer. There are over 75 different types of HPVs associated with a variety of clinical disorders ranging from benign lesions to potentially lethal cancers. Four types of HPV cause the majority of genital warts and cervical cancer cases: HPV-6 and HPV-11 (genital warts) and HPV-16 and HPV-18 (cervical cancer). There are currently no vaccines to prevent these common sexually transmitted diseases that affect 24 to 40 million men and women in the United States.

The Company's strategy for vaccine development relies on a virus-like particle ("VLP") technology for producing a structurally identical, non-infectious form of the virus. Scientists at the Company in collaboration with a team at Georgetown University first demonstrated the effectiveness of a VLP vaccine candidate using a dog model for papillomavirus infection.

In 1998, the Company completed a double-blind, randomized, dose-escalating, adjuvant-controlled Phase 1 clinical trial with its HPV-11 vaccine candidate, MEDI-501, evaluating its safety, tolerance, and immunogenicity. Sixty-five healthy volunteers received an initial injection and two booster injections of either alum-adjuvanted vaccine at various escalating doses or alum alone. Vaccine injections were believed to be generally well-tolerated. The most common adverse events within four days after an injection were those commonly seen with alum-adjuvanted vaccines, including pain at the injection site, headache and fatigue. HPV antibodies were elevated in all patients after each of the three injections of MEDI-501 in the dosing regimen. Antibodies that could neutralize HPV were induced in nearly all volunteers at the higher doses and 100 percent of the patients receiving all three injections at the highest dose (n=10) developed elevated levels of antibodies that could neutralize HPV.

In December 1997, the Company announced a strategic alliance with SmithKline Beecham ("SB") to develop and commercialize the Company's HPV vaccines. Under the terms of the agreement, SB receives exclusive worldwide rights to the Company's HPV vaccine technology and both companies will collaborate on research and development activities. In January 1998, the Company received an up-front payment of $15 million and an equity investment of $5.0 million. Pursuant to the agreement, the Company also recorded $5.7 million in research funding during 1998, will continue to receive certain research funding, would receive milestones if specified development and sales goals are met, and royalties on any product sales. Total funding and payments to the Company could total over $85 million.

Under the terms of the agreement, the Company will conduct Phase 1 and Phase 2 clinical trials, manufacture clinical material for those studies and receive funding from SB for these activities. SB is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities.

MEDI-507, Anti-CD2 Humanized Monoclonal Antibody
MEDI-507 is a humanized monoclonal antibody being developed by the Company in collaboration with BioTransplant Incorporated ("Bio Transplant"). MEDI-507 was derived from a rat monoclonal antibody called BTI-322. BTI-322 is a registered trademark of BioTransplant. Both MEDI-507 and BTI-322 bind specifically to the CD2 antigen receptor found on T cells and natural killer ("NK") cells. Laboratory studies have suggested that BTI-322 and MEDI-507 primarily inhibit the response of T cells directed at transplant antigens while subsequently allowing immune cells to respond normally to other antigens. The selectivity and long lasting effects of this inhibition suggest that these molecules may have potential utility in applications in the transplantation field including treatment or prevention of graft-versus-host disease ("GvHD"), or in patients with certain autoimmune diseases.

BioTransplant exclusively licensed BTI-322 and MEDI-507 to MedImmune for evaluation and potential commercialization. MedImmune is responsible for all activities related to commercialization, and BioTransplant would receive milestone payments at various stages related to regulatory approval and royalties if the products are commercialized. BioTransplant has retained the right to use BTI-322 and/or MEDI-507 in its proprietary ImmunoCognance(TM) systems, which are designed to reeducate the immune system to accept foreign tissue: AlloMune(TM) for human-to-human transplants and XenoMune(TM) for porcine-to-human transplants.

GvHD is a potentially fatal complication of bone marrow or stem cell transplantation caused when certain white blood cells from the donor bone marrow attack the tissue of the recipient. Clinical manifestations include skin rash, severe diarrhea, and liver abnormalities and jaundice. GvHD is usually treated with a first-line therapy of corticosteroids. Patients who develop moderate or severe GvHD have over a 70% chance of death despite diverse treatments. Lack of understanding of the physiologic mechanism of the disease has been a major impediment to the development of more effective treatments. Both T cells and NK cells may play a role in development of GvHD. MEDI-507 which specifically inhibits both types of cells may provide certain advantages over current therapies. There are approximately 30,000 bone marrow and stem cell transplants done worldwide each year.

Autoimmune diseases are of major medical importance worldwide and include common afflictions such as rheumatoid arthritis, multiple sclerosis, Crohn's disease and psoriasis. The Company believes the unique immune modulatory properties of MEDI-507 observed in vitro may have utility in certain autoimmune indications. A Phase 1 trial in psoriasis is currently ongoing to address that possibility.

BTI-322 has been studied in over 100 patients in the United States and Europe including a Phase 2 for treatment of steroid-refractory GvHD, and in a Phase 1/2 for prevention of rejection.

In the Phase 2 clinical trial evaluating BTI-322 for treatment of steroid-refractory GvHD, the compound was well-tolerated and 55% of the patients responded positively to treatment, with either a complete response or a reduction in grade of GvHD. The study was conducted at six transplantation centers in 20 patients who received allogeneic (non-self donated) bone marrow or stem cell transplantation, and who experienced acute GvHD that was unresponsive to corticosteroid treatment. The primary endpoints in the study were safety and reduction in grade of GvHD. All 20 patients received a single daily dose of BTI-322 (0.1 mg/kg) for ten consecutive days, in conjunction with a standard immunosuppression treatment regimen. The grade of GvHD was measured on a scale of 1 (mild) to 4 (severe) with patients experiencing an overall reduction in the grade of GvHD from 2.95 to 1.80 (p=0.0005). For the trial, 11 patients responded positively to treatment, with six patients experiencing a complete response to treatment and five patients showing a reduction in the grade of GvHD. In three patients, the grade of GvHD did not progress to a more severe stage. The grade of GvHD decreased from 2.82 to 0.73 (p<0.00001) for the 14 patients who responded to the

BTI-322 therapy. Aside from mild/moderate first dose reactions, patients tolerated the BTI-322 well. As expected, some of the patients responding to BTI-322 later experienced a relapse after treatment was completed, indicating that further studies of extended treatment regimens would be necessary.

A Phase 1/2 trial was completed for the prevention of acute renal transplant rejection in which BTI-322 was given at the time of organ transplantation. Results of the trial showed a 58% reduction at two years post-transplant in the incidence of kidney graft rejection episodes compared to conventional triple drug therapy alone.

Because of the encouraging results of studies evaluating BTI-322, the Company moved forward during 1998 to clinically evaluate MEDI-507, the humanized version of BTI-322. In the MEDI-507 antibody, the rat components of the BTI-322 are replaced with human components thereby reducing the likelihood that a recipient will recognize the drug as foreign and develop an immune reaction. This potential reaction is especially possible if the antibody is administered chronically in a patient whose immune system is not severely suppressed, such as in many patients with autoimmune diseases. The Company has therefore suspended development of BTI-322 pending the results of studies evaluating MEDI-507.

During 1998, the Company announced data from the first clinical trial evaluating MEDI-507. The study was a Phase 1, open-label, dose-escalating safety trial in renal allograft recipients examining three dose levels (0.012, 0.06, and 0.12 mg/kg/dose) of MEDI-507. Thirteen patients were given an initial dose within six hours after kidney transplant surgery and a second dose 60-72 hours later. Results indicated that MEDI-507 was generally well-tolerated and no anti-MEDI-507 antibodies were detected following administration. During the first 30 days of follow up, two patients experienced acute rejection of their kidneys.
During 1998, the Company concluded a second clinical trial of MEDI-507, a Phase 1/2 study evaluating MEDI-507 for the treatment of GvHD in adult steroid-resistant stem cell transplant ("SCT") or bone marrow transplant
("BMT") patients.   In one of the arms of this clinical trial, the MEDI-
507 dosing regimen was extended past the initial 10 days of treatment. The data from this trial are currently being analyzed and the results are expected to be presented at a medical conference in 1999.

In December 1998, the Company announced plans to initiate two additional Phase 1/2 clinical trials to evaluate MEDI-507. Both studies are expected to be completed in 1999. In the first study, adult steroid-naive SCT or BMT recipients will receive MEDI-507 or placebo combined with corticosteroids (methylprednisolone) for initial treatment of acute GvHD. Because this study would be the first to evaluate MEDI-507 as part of initial treatment of GvHD, all patients are expected to receive the standard initial GvHD treatment with corticosteroids. It is anticipated that this Phase 1/2 trial will include up to 32 patients recruited from up to 15 centers. At year-end 1998, the trial protocol had been approved by the FDA, and patient recruitment had begun.

In the second study, MEDI-507 will be assessed in an open-label trial for its ability to treat GvHD in pediatric SCT or BMT patients. Currently there are no agents approved for the treatment of GvHD in children. Up to 20 pediatric patients (age 2-17) are expected to be recruited from at least ten centers for this Phase 1/2 study. At year-end 1998, the clinical trial protocol had been submitted for approval to the FDA and, if approved, the study would commence enrollment following the entry of initial patients in the adult trial.

The Company believes that data from the current studies evaluating MEDI-507 may allow the Company in late 1999 to determine an appropriate clinical strategy for MEDI-507. No assurances can be given that the current clinical trials will be successful, or if successful, would lead to a continuation of the program in the indications currently studied or at all.
In 1998, the Company announced that MEDI-507 received orphan drug designation from the Office of Orphan Products Development of the FDA for MEDI-507 for the treatment of GvHD. The Orphan Drug Act was established to encourage development of drugs for rare diseases and conditions affecting a small patient population (generally fewer than 200,000 people). Orphan designation of a product can potentially provide a company with seven years of market exclusivity if the company is the first to receive FDA product marketing approval for the orphan drug in the designated indication. Additionally, this designation provides a company with tax credits of 50% for qualified clinical research expenses and the opportunity for clinical research grants. No assurances can be given that MEDI-507 would be successfully developed for GvHD treatment or, if successfully developed, would not experience significant competition from other products for treatment of GvHD.

During 1998, the Company announced issuance of two patents from the United States Patent and Trademark Office, relating to the MEDI-507 and BTI-322 programs. The first patent covers composition of matter and the use of BTI-322 and MEDI-507 to inhibit T cell-mediated immune responses; the second patent covers the use of any antibody that binds to the target epitope recognized by the BTI-322 and MEDI-507 antibodies.
While the Company believes these patents protect the Company against direct imitation of BTI-322 and MEDI-507, there are no assurances that other products with similar properties will not be developed by other companies. The Company is aware of several companies developing products directed at treating GvHD and autoimmune diseases with monoclonal antibodies.

MEDI-491, B19 Parvovirus Vaccine
The Company is developing a vaccine for B19 parvovirus based on VLP technology. Discovered in 1975, B19 parvovirus has been linked to a number of serious conditions including certain types of miscarriages in pregnant women, life-threatening sudden reduction of red blood cells in sickle cell anemia patients, chronic anemia in AIDS and chemotherapy patients, and persistent arthritis in some adults. Recently, it has been suggested by certain laboratory observations published in medical journals that B19 may be associated with rheumatoid arthritis. There are no agents available for the prevention of B19 parvovirus infection.

MEDI-491 is a vaccine intended to prevent human B19 parvovirus infection. MEDI-491 utilizes VLP technology similar to that used for the Company's HPV vaccine candidates. By producing two natural B19 parvovirus proteins in the correct proportions in an insect cell recombinant protein production system, the Company and collaborators at the National Heart, Lung, and Blood Institute("NHLBI") are able to generate VLPs which resemble the natural B19 parvovirus particles, but are not infectious.

The Company has completed a Phase 1 clinical trial to evaluate the safety of MEDI-491 adjuvanted with aluminum hydroxide. MEDI-491 in this trial appeared generally well-tolerated and measurable antibody responses were observed.

In 1998, the Company entered into an agreement with Chiron Corporation ("Chiron") to use MF59, Chiron's proprietary vaccine adjuvant, to improve the antibody response of MEDI-491. Pursuant to the agreement, the Company would provide payments to Chiron if certain milestones are achieved and would pay royalties on any commercialized products. MF59 has been evaluated by Chiron in clinical trials involving over 15,000 people. It was shown to enhance the immune response to certain antigens and was generally safe and well-tolerated. The Company believes MF59 has the advantage of being one of the most extensively tested investigational vaccine adjuvants in human clinical trials. Additionally, the Company has seen significant immune responses to MEDI-491 when formulated with MF59 in animal studies compared to other available adjuvants.

MedImmune believes a successful B19 parvovirus vaccine could be used both to immunize women entering their child-bearing years to protect them from experiencing B19 parvovirus-induced miscarriages and to vaccinate children with sickle cell anemia to protect them against transient aplastic crisis.

The Company is also investigating further the potential link between B19 parvovirus infection and rheumatoid arthritis. Based on a number of papers over the past decade implicating B19 parvovirus in rheumatoid arthritis, authors of a recent paper in the Proceedings of the National Academy of Sciences titled "Human B19 parvovirus as a causative agent for rheumatoid arthritis" identified B19 parvovirus in the joint fluid of 100% rheumatoid arthritis patients with active arthritis. The Company is collaborating with the National Institutes of Health to attempt to replicate and expand upon this work. No assurances can be made that the Company will successfully establish a definitive link between B19 parvovirus infection and rheumatoid arthritis. The Company is not aware of any other vaccine candidates by any other company in development for B19 parvovirus.

Urinary Tract Infection Vaccine
The Company is developing a vaccine candidate for urinary tract infections ("UTIs"). UTIs are a significant medical problem and one of the most common disorders prompting medical attention in otherwise healthy women and children. UTIs, caused by the bacterium Escherichia coli ("E. coli"), result in 7-8 million physician and hospital visits per year at a cost of greater than $1 billion. It is estimated that by age 30, roughly 50% of women have had at least one infection and 2-10% are affected by recurrent infections. Recent studies have shown that, on average, women who are 18-40 years old get 1-2 infections over a two year period. Older adults are also at risk with the incidence as high as 33 out of 100 people. Currently, there are no vaccines to prevent UTIs.

Most infections can be treated with antibiotics; however, recurrence is common and emerging antibiotic resistant bacteria create an additional threat. Earlier attempts to use pili, the hair-like protein appendages on the surface of bacteria, as vaccine targets were not successful in protecting against a broad range of pathogenic bacteria, including E. coli, because of the strain-to-strain variation in the major component of the pili.

The identification of specific proteins, or "adhesins", at the end of pili which facilitate the attachment of E. coli to human tissue, provided a novel target for vaccine development. The Company's vaccine strategy is based on blocking these adhesins, preventing the disease-causing bacteria from binding and accumulating in the bladder. The novel target of the Company's vaccine candidate is the FimH adhesin. FimH does not vary widely among the different strains of E. coli which cause UTIs. The Company believes this is a requisite quality for development of a broadly effective UTI vaccine.

The Company first demonstrated the feasibility of a FimH-based UTI vaccine to prevent UTIs in mice. In 1998, the Company completed studies in monkeys with its UTI vaccine formulated with Chiron's MF59 (see also B19 Parvovirus vaccine) that further supported its potential to prevent UTIs. Laboratory tests indicated that the antibodies generated in animals to the Company's UTI vaccine candidate react against a wide range of UTI E. coli strains. The Company intends to begin clinical trials with its E. coli vaccine candidate adjuvanted with MF59 in late 1999.

Lyme Disease Vaccine
The Company is developing a second-generation Lyme disease vaccine candidate based on a protein known as decorin binding protein ("DbpA"), found on the organism which causes Lyme disease. In 1998, the Company announced that it had granted worldwide rights to its Lyme disease vaccine candidate to Pasteur Merieux Connaught ("PMC"), a wholly owned subsidiary of Rhone-Poulenc S.A., in exchange for potential milestone payments and royalties on any future sales.

Lyme disease is the most common arthropod-borne disease in the United States. Forty-eight states have reported cases of Lyme disease, with an annual nationwide incidence of approximately 16,000 new cases. Lyme disease is also reported in Europe, Japan, China and Russia. The disease is caused by a bacterium known as B. burgdorferi and related species, and is transferred through a tick, primarily of the genus, Ixodes, most commonly found on the white-footed mouse or deer in the northeastern U.S. When the tick feeds on a human host, it can transmit bacteria to the host, thereby beginning a Lyme disease infection. Following a tick bite, an infected person can often develop a circular rash with a bulls-eye pattern. Weeks to months later, this rash may be followed by neurological, cardiac and joint abnormalities, malaise and general flu-like symptoms. Early treatment with antibiotics is generally most effective; however, some infections, particularly if diagnosed late, have proven to be resistant to antibiotic therapy. Difficulties with early diagnosis as well as the occurrence of serious treatment-resistant infections emphasize the need for safe and effective vaccines against Lyme disease.

The first generation Lyme disease vaccine candidate of PMC is based on a protein known as outer surface protein A ("OspA") found on the organism which causes Lyme disease. This product has completed a Phase 3 clinical trial. The Company is also aware of another first-generation vaccine based on OspA developed by SmithKline Beecham which has received marketing approval from the FDA.

DbpA was discovered in 1993 by Magnus Hook, Ph.D. and Betty Guo at Texas A&M University's Institute of Biosciences and Technology in Houston, Texas and exclusively licensed to MedImmune. These scientists found that a protein expressed by spirochetes which cause Lyme disease, including Borrelia burgdorferi and related species, could bind to a protein called "decorin" commonly found in human skin and connective tissue. Hook and Guo determined the gene sequence encoding the protein in 1995. The Company and Texas A&M University found that animals immunized with DbpA can be protected from challenge with the bacterium. These researchers have also shown the ability of antibodies directed against DbpA to inhibit growth of B. burgdorferi and related strains, including isolates not inhibited by antibodies directed against OspA.
To date, DbpA has been tested in animals. The Company does not believe that a vaccine incorporating DbpA will enter clinical trials prior to year-end 1999. PMC intends to use DbpA as a component in the development of European, and possibly improved U.S., vaccines for the prevention of Lyme disease. MedImmune would receive milestone payments and royalties on sales of any vaccine incorporating DbpA.

Streptococcus pneumoniae Vaccine
The Company is involved in the discovery and screening of new proteins for development of a Streptococcus pneumoniae vaccine. Streptococcus pneumoniae is a major cause of pneumonia, middle-ear infections and meningitis worldwide, especially in the very young or elderly. Pneumonia causes more than one million deaths per year and is the most common cause of childhood death in developing countries. In industrialized countries, pneumococcal pneumonia is a serious problem among the elderly. Middle-ear infections affect almost every child at least once during the first two years of life. Vaccination against pneumococcal infections has become more urgent in recent years due to the emergence of antibiotic-resistant strains throughout the world.

The Company has established a research collaboration with St. Jude Children's Research Hospital("St. Jude") to develop products for the prevention and treatment of Streptococcus pneumoniae infection. The Company has been granted a worldwide exclusive license from the Rockefeller University to commercialize product candidates developed from a novel set of genes discovered by scientists at St. Jude, formerly at Rockefeller University. In addition, research efforts are underway by scientists at the Company and St. Jude to identify novel conserved surface proteins for potential vaccine applications. During 1998, a number of promising candidate proteins were found and tested. The Company believes that one or more candidates may be chosen for further development in 1999.

Other Products
The Company continues to work on small feasibility studies in a number of other areas. Any of these programs could become more significant to the Company over the next 12 months; however, there can be no assurances that any of the new programs under review will generate viable product opportunities. The Company may choose to address new opportunities for future growth in a number of different ways including, but not limited to, internal discovery and development of new products, in-licensing of products and technologies, and/or merger or acquisition of companies with products and/or technologies. Any of these activities may require substantial capital investment.

Products and Product Development Programs

The following table summarizes the indications and current status of the Company's products and product development programs.

Product              Indication                       Status(1)
---------------------------------------------------------------

Synagis RSV         Prevention of RSV disease          Marketed
Monoclonal          in pediatric patients at
Antibody (IM)       high risk of RSV disease

CytoGam             Prophylaxis of cytomegalovirus     Marketed
                    disease associated with
                    transplantation of kidney,
                    lung, liver, pancreas and heart

RespiGam            Prevention of serious RSV          Marketed
RSV Immune          disease in infants with
Globulin (IV)       prematurity or lung disease

Synagis RSV         Treatment of RSV disease in        Phase 3 (4)
Monoclonal          bone marrow transplant
Antibody            recipients

Vitaxin Anti-       Treatment of cancer by inhibition  Phase 2
Alfa-V-Beta-3       of angiogenesis leiomyosarcoma
Moloclonal          patents
Antibody

MEDI-507            Treatment of graft-versus-host     Phase 1/2
Monoclonal          disease
Antibody

MEDI-501 HPV-11     Prevention of genital warts        Phase 1
Vaccine(2)                                             Completed

MEDI-507            Treatment of psoriasis             Phase 1
Monoclonal

Antibody

MEDI-491 B19        Prevention of B19 parvovirus       Phase 1
Parvovirus          infection                          Completed
Vaccine

MEDI-504 HPV-18     Prevention of cervical cancer      Clinical
Vaccine(2)                                             Development

MEDI-503 HPV-16     Prevention of cervical cancer      Clinical
Vaccine(2)                                             Development

E. coli Vaccine     Prevention of urinary tract        Pre-clinical
(FimH Adhesin)      infections                         Development

Second-Generation   Prevention of Lyme disease         Pre-clinical
Lyme Disease                                           Development
Vaccine (3)

S. pneumoniae       Prevention and treatment of        Research
Vaccine             streptococcus pneumoniae

_______________
(1) "Phase 1" and "Phase 2" clinical trials generally involve administration of a product to a limited number of patients to evaluate safety, dosage and, to some extent, efficacy. "Phase 3" clinical trials generally examine the efficacy and safety of a product in an expanded patient population at multiple clinical sites.
(2) These products are being co-developed by the Company and SmithKline Beecham. The Company is entitled to certain milestone payments and royalties on any sales, if and when cleared for marketing by the FDA. The specific clinical status of these products is not disclosed.
(3) This product was out-licensed to Pasteur-Merieux Connaught ("PMC") in 1998. PMC is responsible for clinical development and commercialization. The Company is entitled to certain milestone payments and royalties on any sales, if and when cleared for marketing by the FDA.
(4) This clinical trial is sponsored by the Cooperative Antiviral Studies Group of the National Institutes of Health

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

Abbott Laboratories
In December 1997, the Company entered into two agreements with Abbott Laboratories ("Abbott"). The first agreement calls for Abbott to co-promote Synagis in the United States in exchange for a percentage of net sales in excess of annual sales thresholds. Each company is responsible for its own selling expenses.

The second agreement allows Abbott exclusively to distribute Synagis outside the United States, if and when licensed for marketing by the appropriate regulatory authorities. The Company would manufacture and sell Synagis to Abbott at a price based on end user sales and could receive additional milestone payments based on meeting certain milestones and sales thresholds. In July 1998, the Company and Abbott submitted a Marketing Authorization Application("MAA") to the European Agency for The Evaluation of Medical Products ("EMEA") for Synagis. The approval time of an MAA submitted to the EMEA can be 12 to 24 months or more. As of December 31, 1998, the Company and Abbott had submitted a total of 25 regulatory applications for approval to market Synagis. No assurance can be given that the MAA will be approved by the EMEA in time for the 1999 - 2000 RSV season or at all, or that any other applications submitted to any other countries for marketing licensure will be approved in a timely manner or at all.

American Home Products Corporation
The Company's strategic alliance with American Home Products ("AHP") calls for the two companies to co-develop and co-promote RespiGam. The agreement provided for AHP to fund a portion of the cost of the development of RespiGam and to co-promote the product in the United States. AHP shares in the profits and losses of RespiGam in the U.S. The alliance provides for the Company to receive royalties on any sales of AHP's RSV vaccine product, currently in Phase 2 clinical development and for AHP to receive royalties on all domestic sales of Synagis. SmithKline Beecham
In December 1997, the Company entered into a strategic alliance with

SmithKline Beecham PLC ("SB") to research, develop, manufacture and commercialize therapeutic and prophylactic HPV vaccines. In exchange for exclusive worldwide rights to the Company's HPV technology, SB provided the Company with an up-front payment of $15 million, which was received and recorded in 1998, future funding and potential developmental and sales milestones which together could total over $85 million, royalties on any product sales and an equity investment of $5 million. Under the terms of the agreement, the companies will collaborate on research and development activities. MedImmune will conduct Phase 1 and Phase 2 clinical trials and manufacture clinical material for those studies. SB is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities.

BioTransplant, Incorporated
In October 1995, the Company and BioTransplant, Incorporated ("BTI") formed a strategic alliance for the development of products to treat and prevent organ transplant rejection. The alliance is based upon the development of products derived from BTI's anti-CD2 antibody, BTI-322, the Company's anti-T cell receptor antibody, MEDI-500, and future generations of products derived from these two molecules (such as MEDI-507, or humanized BTI-322). Pursuant to the alliance, the Company received an exclusive worldwide license to develop and commercialize BTI-322 and any products based on BTI-322, with the exception of the use of BTI-322 in kits for xenotransplantation or allotransplantation. The Company has assumed responsibility for clinical testing and commercialization of any resulting products. BTI may receive milestone payments which could total up to an additional $11.0 million, as well as royalties on any sales of BTI-322, MEDI-500, MEDI-507 and future generations of these products, if any.

Human Genome Sciences, Inc.
In July 1995, the Company entered into a collaborative research and development relationship with Human Genome Sciences, Inc. ("HGS") to create antibacterial vaccines and immunotherapeutic products based upon the genomic sequences of bacteria. The Company and HGS have collaborative research efforts underway to develop a vaccine for Streptococcus pneumoniae. Rights to another genomic sequence for vaccine development, Helicobacter pylori, were out-licensed to Oravax, Inc. and Pasteur Merieux Connaught in November 1996 for license payments as well as milestone and royalty obligations. Pursuant to a collaboration and license agreement between the Company and HGS, the Company will be solely responsible for the commercialization of any products developed through the collaboration, and HGS will be entitled to royalties based upon the extent to which any products jointly developed are covered by patents or license rights held by HGS.

Massachusetts Health Research Institute and Massachusetts Biologics
Laboratories.
In August 1989 and April 1990, the Company entered into a series of research, supply and license agreements with Massachusetts Health Research Institute ("MHRI") and Massachusetts Public Health Biologics Laboratories, then a division of the Massachusetts Department of Public Health ("The State Lab"), covering products intended for the prevention or treatment of CMV and RSV infection and other respiratory virus infections by immune globulins or monoclonal antibodies. The Company has agreed to pay royalties on all sales using the licensed technology. Pursuant to the agreements, the Company paid $17.8 million in 1998, $13.3 million in 1997,and $11.8 million in 1996 , for royalties, process development and manufacturing.

Pasteur Merieux Connaught
In December 1998, the Company entered into a license agreement with Pasteur Merieux Connaught ("PMC"), a subsidiary of Rhone-Poulenc S.A., to develop a second generation vaccine for the prevention of Lyme disease. The first generation vaccine candidate of PMC, OspA, has completed a Phase 3 clinical trial. In exchange for exclusive worldwide rights to the Company's DbpA technology, PMC made an up-front payment in December 1998, and agreed to make additional payments if certain development and sales milestones are achieved, and agreed to pay royalties on any product sales. PMC indicated that it intends to use DbpA for the development of

European, and possibly improved U.S., vaccines for the prevention of Lyme disease.

Other Agreements
The Company has a number of other collaborative and business agreements with academic institutions and business corporations, including agreements with 1) Washington University in St. Louis covering development of pilus-based anti-bacterial vaccines, 2) Georgetown University, the German Cancer Research Center and the University of Rochester covering development of vaccines for human papillomaviruses,
3)Chiron Corporation covering supply of MF59, a proprietary vaccine adjuvant to be used for B19 parvovirus and E.coli development and, 4) scientists at St. Jude for the discovery and commercialization of products to treat and prevent Streptococcus pneumoniae. In addition, the Company has license agreements with third parties for CytoGam, RespiGam, Synagis and substantially all of its other potential products. Under such license agreements the Company is obligated to pay royalties on any sales of these products.

Marketing and Sales
The Company has developed a sales and marketing organization which it believes is responsive to the increased importance of managed care and the need of the healthcare industry to provide higher quality care at lower costs.

The Company's first product, CytoGam, was originally marketed by a third party as the Company's exclusive distributor. In December 1992, the Company reacquired marketing rights to CytoGam and in January 1993, the Company commenced marketing of CytoGam in the United States through its own sales force (then consisting of 14 people) focused on 250 leading transplantation hospitals. Sales outside the United States are made through regional distributors.
The Company now has approximately 100 people devoted to sales and marketing of the Company's three approved products. Approximately 50 sales and managed care representatives cover approximately 500 hospitals and clinics in the United States, which specialize in transplantation and/or pediatric/neonatal care, for the promotion of CytoGam and Synagis or RespiGam, respectively. Each sales representative is responsible for selling all three products.

The Company has established a collaboration with Abbott, through its Ross Pediatrics Division, to co-promote Synagis in the U.S. In addition, Abbott has agreed to serve as the Company's exclusive distributor for Synagis outside of the U.S., if and when Synagis is cleared for marketing by the appropriate regulatory authorities. There can be no assurance that such approvals would be granted, or, if granted, that approvals would occur in a timely manner.

Manufacturing and Supply
     The Company has entered into manufacturing, supply and purchase agreements in order to provide a supply of human plasma and production capability for Synagis, CytoGam and RespiGam. CytoGam and RespiGam are produced from human plasma collected from donors who have been screened to have high concentrations of antibodies against CMV and RSV, respectively. Human plasma for CytoGam and RespiGam is converted to an intermediate raw material (Fraction II+III paste) under supply agreements with Baxter and V.I. Technologies, Inc.

The State Lab processes the Fraction II+III paste into bulk product. The Company has an informal arrangement with the State Lab for planned production of bulk product for CytoGam and RespiGam. The State Lab holds the sole product and establishment licenses for CytoGam and RespiGam. The Company also has an agreement with Connaught Laboratories, Inc. ("Connaught") to fill and package CytoGam and RespiGam. If the State Lab, the suppliers of the Fraction II+III paste, or Connaught is unable to satisfy the Company's product requirements on a timely basis or is prevented for any reason from manufacturing its products, the Company may be unable to secure an alternative supplier or manufacturer without undue and materially adverse operational disruption and increased cost.

In 1997, the Company entered into a manufacturing and supply agreement with BI to provide supplemental production capability for Synagis, a humanized monoclonal antibody product. BI is currently the primary manufacturer of Synagis. BI also fills and packages Synagis produced at their facility. The BI facility is subject to inspection and approval by the appropriate regulatory authorities in connection with maintaining its FDA licensure as well as for obtaining and maintaining approval from certain ex-U.S. countries. Should BI be unable to supply Synagis to the Company for any reason, there can be no assurance that the Company would be able to secure an alternate manufacturer in a timely basis or without increased cost. If and when the Company's Frederick manufacturing facility is licensed for production by the FDA, the Company would continue for the foreseeable future to rely upon BI for production of additional quantities of Synagis in order to meet expected worldwide demand for the product. There can be no assurances that BI will be licensed by the appropriate regulatory authorities to manufacture the product for sale outside the U.S.

The Company has completed construction of its manufacturing facility in Frederick, Maryland. The facility, currently undergoing start-up and validation activities, is a multi-use biologics facility intended to provide production capability for the manufacture of immune globulins and by-products from human plasma. In addition, the facility contains a cell culture production area for the manufacture of recombinant products, such as Synagis, MEDI-501 and MEDI-507, if and when MEDI-501 and MEDI-507 are cleared for marketing by the FDA. The Company is currently planning to submit in 1999 an amendment to its BLA for approval of the facility for production of Synagis. There can be no assurances that the facility will receive regulatory approval for its intended purposes. Any resulting sales of product from this facility would not commence for at least the next 12 months. The Company has no experience in commercial manufacturing. Accordingly, even if the necessary approvals were obtained, the Company would encounter new risks associated with commercial manufacturing, including potential scale-up issues, cost overruns, product defects and environmental problems. Furthermore, there can be no assurance that the Company will be able to manufacture products at a cost that is competitive with third party manufacturing operations or that the production yields will be comparable or better than those achieved at third party manufacturing operations.

The Company's pilot plant facility in Gaithersburg, Maryland was licensed by the FDA for the commercial production of Synagis in June 1998. Due to the small capacity at the facility, only limited quantities of Synagis are produced at this site. In addition, this site produces materials for the Company's clinical trials. Materials currently being used in clinical trials for MEDI-501, MEDI-507, and MEDI-491 have been produced at the Company's pilot plant.

The Company entered into an agreement with Chiron Corporation ("Chiron") in 1997, pursuant to which Chiron fills and packages Synagis produced at the Gaithersburg pilot plant and Frederick manufacturing plant. The term of the agreement is for three years.

Patents, Licenses and Proprietary Rights
Products currently being developed or considered for development by the Company are in the area of biotechnology, an area in which there are extensive patent filings. The Company relies on patent protection against use of proprietary products and technologies by competitors.
The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications owned or licensed by the Company will result in patents being issued or that, if issued, such patents will afford protection against competitors with similar technology.
The Company believes that there are other patents issued to third parties and/or patent applications filed by third parties which could have applicability to each of the Company's products and product candidates and could adversely affect the Company's freedom to make, have made, use or sell such products or use certain processes for their manufacture. The Company is unable to predict whether it will ultimately be necessary to seek a license from such third parties or, if such a license were necessary, whether such a license would be available on terms acceptable to the Company. The necessity for such a license could have a material adverse effect on the Company's business.

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

The FDA may designate a drug as an Orphan Drug for a particular use, in which event the developer of the drug may be entitled to a seven year marketing exclusivity period. CytoGam, RespiGam and MEDI-507 have been designated as Orphan Drugs for certain indications by the FDA. Accordingly, RespiGam has market exclusivity for its currently licensed indication through January 17, 2003. Marketing exclusivity for CytoGam's originally licensed indication for use in kidney transplantation expired in 1997. MEDI-507 would have market exclusivity for seven years from the date of FDA approval if it is the first product approved by the FDA for treatment of GvHD.

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

The Company believes that for the prevention of RSV disease, the Company's second generation RSV product, Synagis, and its first generation product, RespiGam, which has largely been replaced by Synagis, do not compete directly with any product; however, the Company is aware of one product in the U.S., ribivirin, which is indicated for the treatment of RSV disease. The existence of these products, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company.

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

EXECUTIVE OFFICERS OF THE COMPANY
                                                               Officer
Name                      Age  Position                         Since
-----------------------------------------------------------------------
Wayne T. Hockmeyer, Ph.D. 54   Chairman and Chief Executive    1988
                               Officer
Melvin D. Booth           53   President and Chief Operating   1998
                               Officer
David M. Mott             33   Vice Chairman and Chief         1992
                               Financial Officer
David P. Wright           51   Executive Vice President-       1990
                               Sales and Marketing
Franklin H. Top, Jr.,     63   Executive Vice President and    1988
M.D.                           Medical Director
Bogdan Dziurzynski        50   Senior Vice President           1994
                               Regulatory Affairs and
                               Quality Assurance
James F. Young, Ph.D.     46   Senior Vice President           1989
                               Research and Development



Dr. Hockmeyer founded the Company in April 1988 as President and Chief Executive Officer and was elected to serve on the Board of Directors in May 1988. He became Chairman of the Board of Directors in May 1993.

From 1986 to 1988, Dr. Hockmeyer served as Vice President, Research and Development, of Praxis Biologics, Inc. ("Praxis"). From 1980 to 1986, Dr. Hockmeyer served as Chairman, Department of Immunology, Walter Reed Army Institute of Research. Dr. Hockmeyer is a member of the Maryland Economic Development Commission, a member of the Board of Directors of Digene Corporation, serves on the Advisory Board of the University of Maryland Biotechnology Institute, is a member of Board of Advisors of the Institute of Human Virology, is a member of the Board of Directors of the High Technology Council of Maryland, is Chairman of the Maryland Bioscience Alliance and a member of the University of Maryland University College Graduate School Advisory Board, Executive Programs. Dr. Hockmeyer received a Bachelor of Science degree from Purdue University and a doctorate from the University of Florida.

Mr. Booth joined the Company in October 1998 as President and Chief Operating Officer and was elected to serve on the Board of Directors in November 1998. Prior to joining the Company, he was President, Chief Operating Officer and a member of the Board of Directors of Human Genome Sciences, Inc. from July 1995 until October 1998. Prior to this time, Mr. Booth was employed at Syntex Corporation from 1975 to 1995, where he held a variety of positions, including President of Syntex Laboratories, Inc. from 1993 to 1995 and Vice President of Syntex Corporation from 1992 to 1995. From 1992 to 1993, he served as the President of Syntex Pharmaceuticals Pacific. From 1991 to 1992, he served as an area Vice President of Syntex, Inc. From 1986 to 1991 he served as the President of Syntex, Inc., Canada. Mr. Booth is a past Chairman of the Pharmaceutical Manufacturers Association of Canada and currently is a member of the Board of Directors of Neoprobe Corporation. Mr. Booth graduated from Northwest Missouri State University and holds a Certified Public Accountant Certificate.

Mr. Mott joined the Company in April 1992 as Vice President, with responsibility for business development, strategic planning and investor relations. In 1994, Mr. Mott assumed additional responsibility for the medical and regulatory groups, and in 1995 was appointed Executive Vice

President and Chief Financial Officer. In November 1995, Mr. Mott was appointed to the position of President and Chief Operating Officer and was elected to the Board of Directors. In October 1998, Mr. Mott was appointed Vice Chairman and Chief Financial Officer. Prior to joining the Company, he was a Vice President in the Health Care Investment Banking Group at Smith Barney, Harris Upham & Co., Inc. At Smith Barney, where he was employed from July 1986 to April 1992, Mr. Mott's activities included public and private equity and debt financings as well as merger and acquisition work for biotechnology, healthcare services, and medical product and device companies. Mr. Mott is a member of the Board of Directors of Conceptis Technologies. He holds a Bachelor of Arts degree in economics and government from Dartmouth College.

Dr. Top joined the Company in June 1988 as Executive Vice President. He was elected to the Board of Directors in July 1988 and became the Company's Medical Director in 1990. From 1987 to 1988, Dr. Top served as Senior Vice President for Clinical and Regulatory Affairs at Praxis. Prior to 1987, Dr. Top served for 22 years in the U.S. Army Medical Research and Development Command, where he was appointed Director, Walter Reed Army Institute of Research in 1983. Dr. Top holds a doctorate of medicine cum laude and a Bachelor of Science degree in biochemistry from Yale University.

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

Mr. Dziurzynski, prior to joining the Company in 1994, was Vice
President of Regulatory Affairs and Quality Assurance at Immunex
Corporation.

Dr. Young, prior to joining the Company in 1989, was Director, Department of Molecular Genetics at Smith, Kline and French
Laboratories.

EMPLOYEES
As of February 15, 1999, the Company had 438 full time employees. These include 101 marketing and sales personnel, 45 clinical and regulatory affairs personnel, 128 manufacturing facility personnel, and 88 research and development personnel. The Company considers relations with its employees to be good.

RISK FACTORS
In addition to the other information included in this report, you should consider the following risk factors. This report contains forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may affect our business and prospects. Our results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors which are listed below or discussed elsewhere in this report and our other filings with the Securities and Exchange Commission.

Product sales may vary: The amount we receive from sales of our products may vary from period to period for several reasons, including: seasonal demand for our principal product, general market demand for our products, which may fluctuate, availability of other competitive products in the market, availability of third-party reimbursement for the cost of treatment with our products, effectiveness and safety of our products, rate of adoption and use of our products for approved indications and possible additional indications, likelihood and timing of FDA and other regulatory approvals.
We do not expect any of the products we have under development to be commercially available prior to 2002 and they may never become commercially available.

Increased work force could result in substantial costs and time delays:
Recent increases in the size of our work force and scope of operations could be harmful to us. In connection with our increased marketing efforts for Synagis, and in preparation for commencement of manufacturing in our new Frederick, Maryland facility, we have substantially increased the size of our work force. This rapid growth and increased scope of operations present new risks we have not previously encountered and could result in unanticipated and substantial costs and time delays which could materially and adversely affect the Company.

Significant costs could result from our new manufacturing facility: Our new manufacturing facility could result in significant costs to us. We completed construction of the facility, located in Frederick, Maryland, in early 1998. We are currently in the process of validating the manufacturing process and beginning production. We expect to submit to the FDA in 1999 an amendment to our Biologics License Application for approval of the facility for the production of Synagis. We cannot sell any Synagis or CytoGam manufactured in the facility unless and until the FDA inspects the facility and approves our application. We cannot guarantee that our facility will be approved on a timely basis, or at all. Even if the approval process goes according to our expectations, we anticipate that sales of product manufactured in the facility will not begin for at least the next nine to 18 months. Until approval is received, all costs of operating our manufacturing facility must be borne by us without being offset by revenue from sales of Synagis or CytoGam that we manufacture. If approval were substantially delayed, or we were unable to obtain approval at all, we could be forced to continue to incur these costs and to seek alternative sources of supply for Synagis or CytoGam, which could have a material adverse effect on our business, financial condition or results of operations.
We have limited experience in commercial manufacturing. Even if our facility were approved for the manufacture of Synagis, we would encounter many new risks associated with commercial manufacturing, such as: manufacturing processes appropriate for low-volume production may not be suitable for higher-volume production; costs of operating and maintaining the production facility may be in excess of our expectations; product defects may result; our production process may result in environmental problems; we may not be able to manufacture products at a cost that is competitive with third party manufacturing operations. If we were to experience any one or more of these problems, there could be a material adverse effect on our business, financial condition or results of operations.

We are dependent on third party manufacturers and suppliers: We are currently, and for the foreseeable future expect to be, dependent on a limited number of contract manufacturers for some or all of the manufacture of our current and future products (if any). We depend on Boehringer Ingleheim Pharma KG ("BI") to produce virtually all the Synagis we sell. BI's facility is subject to inspection and approval by both U.S. and foreign regulatory authorities in order to obtain and maintain its license to manufacture our products. Should BI be unable to supply Synagis to us for any reason, there can be no assurance that we would be able to secure an alternate manufacturer on a timely basis or without increased cost.

We also depend on the University of Massachusetts, Massachusetts Biologics Laboratories (the "State Lab") to produce all the CytoGam and RespiGam we sell. The State Lab holds the sole product and establishment licenses from the FDA for the manufacture of CytoGam and RespiGam. Our manufacturing arrangements with the State Lab are renegotiated annually. We cannot guarantee that any new arrangements will be on terms favorable to us. In addition, we rely on a limited number of suppliers to obtain substantially all of the plasma used as raw material for the production of CytoGam and RespiGam. The State Lab or these suppliers of raw material could fail to meet our requirements for the production of CytoGam and RespiGam. If we were unable to obtain these products on reasonable terms or at all, we could be unable to secure alternative suppliers or manufacturers without unduly disrupting our operations. Such a disruption could have a materially adverse effect on our business, financial condition or results of operations.
We have previously experienced shortages of CytoGam and RespiGam, which has limited sales of these products without reducing our sales and marketing costs.

We are dependent on strategic alliances: We depend on strategic alliances with our corporate partners to accomplish many of our goals. If those corporate partners fail to devote sufficient effort and attention to achieving those goals, we would be adversely affected.

Patent protection for our products may be inadequate or costly to enforce: We may not be able to obtain effective patent protection for products we develop. We are currently developing, or considering developing, products in the biotechnology industry, an industry in which there are extensive patent filings. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that our patent applications will result in patents being issued or that, if issued, such patents will afford protection against competitors with similar technology. Litigation could be necessary from time to time in order to enforce our intellectual property rights. There has been substantial litigation regarding patent and other intellectual property rights in the biotechnology industry. If we were required to litigate, there could be substantial cost involved and significant diversion of our business efforts.

We may be required to seek patent licenses from third parties: We believe that there are patents issued to third parties and/or patent applications filed by third parties which could apply to each of our products and product candidates. These patents and/or applications could limit our ability to manufacture, use or sell our products. In such a case, we may be required to seek to purchase a patent license in order to avoid infringing a third party's intellectual property rights. If such a license were necessary, there can be no assurance that it would be available on terms acceptable to us or at all, which could have a material adverse effect on our business, financial condition or results of operations.

Technological developments by our competitors may render our products obsolete: If our competitors were to develop superior products or technologies, our products or technologies could be rendered noncompetitive or obsolete. Biotechnology and pharmaceuticals are evolving fields in which developments are expected to continue at a rapid pace. Our success depends upon achieving and maintaining a competitive position in the development of products and technologies. Competition from other biotechnology and pharmaceutical companies is intense. Many of our competitors have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. Were a competitor to develop a better product or technology, our products or technologies could be rendered obsolete, decreasing our product sales and resulting in a material adverse effect on our business, financial condition or results of operations.

Compliance with government regulations is costly and time-consuming:
Substantially all of our products require costly and time-consuming regulatory approval by governmental agencies. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing for safety and efficacy and approval processes by the FDA in the United States, as well as regulatory authorities in foreign countries. There can be no assurance that required approvals will be obtained. If we were unable to obtain these approvals on a timely basis or at all, our ability to successfully market products directly and through our collaborators, and to generate revenues from sales or royalties, would be impaired.

Any approved products are subject to continuing regulation. If we were to fail to comply with applicable requirements, we could be subject to fines, recall or seizure of products, total or partial suspension of production, refusal by the government to approve our product license applications, restrictions on our ability to enter into supply contracts, and criminal prosecution.

The FDA also has the authority to revoke product licenses and establishment licenses previously granted to us. Further, the regulation of recombinant DNA technologies and the regulation of manufacturing facilities by state, local and other authorities is subject to change. Any changes to existing regulations would obligate us to comply, which could entail additional cost, time and risk of non-compliance.

Product liability claims may result from sales of our products: As a developer, tester, manufacturer, marketer and seller of health care products, we are potentially subject to product liability claims. Our blood products, such as CytoGam and RespiGam, involve heightened risks of claims, including the risk of claims resulting from the transmission of blood-borne diseases. Defending a product liability claim could be costly and divert our focus from business operations. There can be no assurance that we will be able to maintain our current product liability insurance at a reasonable cost, or at all. If a claim were successful, there is no guarantee that the amount of the claim would not exceed the limit of our insurance coverage. Further, a successful claim could result in the recall of some or all of our products. Any of these occurrences could have a material adverse effect on our business, financial condition or results of operations.
Additionally, blood products like CytoGam and RespiGam are occasionally recalled from the market because of risks of contamination from infectious agents or for other reasons. Any such recall of our products could have a material adverse effect on our business, financial condition or results of operations.

We depend on key personnel: Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. Many key responsibilities have been assigned to a relatively small number of individuals. The competition for qualified personnel is intense, and the loss of services or certain key personnel could adversely affect our business. We do not maintain or intend to purchase "key man" life insurance on any of our personnel.

The price of our common stock could fluctuate significantly over time:
The market price of our common stock has fluctuated significantly over time, and it is likely that the price will fluctuate in the future. Investors and analysts have been and will continue to be, interested in our reported earnings, as well as how we perform compared to their expectations. Announcements by us or others regarding operating results, existing and future collaborations, results of clinical trials, scientific discoveries, commercial products, patents or proprietary rights or regulatory actions may have a significant effect on the market price of our common stock. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

Changes in foreign currency exchange rates or interest rates could cause us losses: We have entered into foreign exchange forward contracts which could result in losses. Because we have contracts for the future purchase of inventory which are denominated in foreign currencies, there is a chance that the foreign currency exchange rate could change between the time those contracts become due and the time when our payments are actually made, resulting in increases or decreases in the actual cost of our purchases. To reduce the risk of unpredictable changes in the cost of our purchases, we enter into forward foreign exchange contracts, which allow us to purchase, for a fixed price on a specific date in the future, the amount of foreign currency necessary to pay for our contractual purchase of inventory. Fluctuations in the anticipated payment date for the inventory could require us to adjust the date of the contract, which could result in a change in the foreign currency exchange rate, which could have a material adverse effect on our financial condition.

     A discussion of our accounting policies for financial instruments and further disclosure relating to financial instruments is included in the Notes to Financial Statements, located in Part II, Item 8 of this report.

The success of our products may be limited by government and third-party payors: The continuing efforts of government and third party payors to contain or reduce the costs of health care through various means may negatively affect sales of our products. In some foreign markets, pricing and profitability of pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect there will continue to be, various Federal and state proposals to implement similar government controls over pricing and profitability. The adoption by Federal or state governments of any such proposals could limit the commercial success of our existing or any future products. Both in the United States and elsewhere, sales of pharmaceutical products depend on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for products, and are limiting reimbursement levels offered to consumers for these products. To the extent that third party payors focus their efforts on our products, sales of our products could be negatively impacted.

Our business may be harmed by the year 2000 issue: See Part II, Item 7, under the caption "Year 2000" for a discussion of the risks associated with Year 2000 readiness.


                           ITEM 2.  PROPERTIES
The Company occupies, under a lease expiring in 2006, a facility in Gaithersburg, Maryland, that contains approximately 85,000 square feet of research, development and administrative space. In 1996, the Company acquired a 27 acre parcel of land in Frederick, Maryland. The Company has completed construction of a 91,000 square foot multi-use biologics facility on this site to provide for the manufacture of immune globulins and by-products from human plasma and a cell culture production area for manufacture of products such as Synagis. The Company also purchased in December 1998, administrative and warehouse space on approximately a six acre parcel of land adjacent to the existing Frederick facility. The structure contains approximately 56,000 square feet.


                          ITEM 3.  LEGAL PROCEEDINGS
The Company is not a party to any material legal proceedings.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
                                 PART II
       ITEM 5. MARKET FOR MEDIMMUNE, INC.'S COMMON STOCK
                 AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol "MEDI". At February 28, 1999, the Company had 327 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are generally held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares. The number of beneficial shareholders as of February 28, 1999 was over 15,000.

The following table shows the range of high and low closing prices and year end closing prices for the common stock for the two most recent fiscal years, adjusted for the effect of a two-for-one stock split effective December 31, 1998.

                             1997                    1998
                             ----                    ----
                        High       Low         High        Low
                        ----      ----         ----        ----
   First Quarter        $8 3/4  $6 11/16     $29 1/8    $19 3/8
   Second Quarter        9 7/8   5 11/16      32 15/16   22 11/16
   Third Quarter        18 5/8   8 1/4        34 7/8     21
   Fourth Quarter       21 7/8  15 1/2        50 11/16   25 5/8
   Year End Close          $21 7/16                $49 11/16


The Company has never declared or paid any dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any earnings to fund future growth, product development, and operations.

                     ITEM 6. SELECTED FINANCIAL DATA
 (in thousands, except per share data)

RESULTS FOR THE YEAR       1998           1997*     1996*     1995*      1994*
                          -----           -----     -----      ----       ----
   Product sales         $163,440       $65,271   $35,782    $16,173    $12,054
   Other                   37,268        15,693     5,317     11,263      6,804
                         -------        -------   -------   --------    -------
   Total revenues         200,708        80,964    41,099     27,436     18,858
Research and develop-
      ment expenses        25,775        40,669    32,192     26,417     21,939
Net earnings/(loss)        56,240<F1>   (36,895)  (29,544)   (22,671)   (18,828)
Earning/(Loss) per
Share*
Earnings
  Basic                      1.06         (0.80)    (0.70)     (0.71)     (0.64)
  Diluted                    0.91         (0.80)    (0.70)     (0.71)     (0.64)

YEAR END POSITION
   Cash and marketable
     Securities          $134,882       $50,326   $114,765   $38,039    $22,527
   Total assets           353,120       170,336    163,971    57,332     44,724
   Long term debt          83,195        85,363     70,874     1,984      2,090
   Shareholders' equity   209,833        40,536     72,865    43,779     34,194


*Note: loss per share data have been restated to give effect for the two-for-one stock split on December 31, 1998.

<F1>
Includes deferred income tax benefit of $47,428.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(thousands, except per share amounts)


                                        1998 Quarter Ended

                              Dec. 31          Sept. 30   June 30  March 31
                             --------          --------   -------- --------
Net Sales                     $92,939          $23,840     $24,591    $59,338
Gross profit                   66,364           16,937      10,108     37,063
Net income/(loss)              72,655  <F1>    (11,052)    (18,568)    13,205
Earnings/(loss) per share *:
  Basic                          1.34             (.21)       (.35)       .25
  Diluted                        1.13             (.21)       (.35)       .22


                                        1997 Quarter Ended

                                 Dec. 31   Sept. 30  June 30  March 31
                                 --------  --------  -------- --------
Net Sales                         $53,757    $10,659    $6,411  $10,138
Gross Profit                       33,227      5,401     2,981    4,923
Net income/(loss)                   3,294   (13,657)  (12,209)  (14,322)
Earnings/(loss) per share *:
  Basic                               .07     (.29)     (.27)    (.33)
  Diluted                             .06     (.29)     (.27)    (.33)


*Amounts have been restated to give effect for the two-for-one stock split on December 31, 1998.

<F1>
Includes deferred income tax benefit of $47,428.

       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
     This review contains management's discussion of the Company's operational results and financial condition and should be read in conjunction with the accompanying financial statements.

OVERVIEW
     MedImmune commenced operations in April 1988 and, through 1990, revenue was generated solely from research and development agreements and research grants. In 1991, contract revenues rose substantially and the Company began selling its first product, CytoGam, to an exclusive distributor. In December 1992, the Company reacquired the CytoGam marketing rights from its distributor and launched an expanded marketing program for this product through its own sales force in January 1993.
     On January 18, 1996, the Company's second product, RespiGam, was licensed for marketing by the U.S. Food and Drug Administration ("FDA") for the prevention of serious lower respiratory tract infection caused by RSV in children under 24 months of age with BPD or a history of pre-maturity.
     On June 18, 1998, the Company's second generation RSV drug, Synagis, was approved for marketing by the FDA and the Company's Gaithersburg pilot plant facility was licensed for production of Synagis. Synagis is approved in the U.S. for the prevention of serious lower respiratory tract disease caused by RSV in pediatric patients at high risk for RSV disease. Because of the seasonal nature of RSV, limited sales, if any, are expected during the second and third quarters of any calendar year, causing results to vary significantly from quarter to quarter.
     On November 11, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend payable December 31, 1998. Accordingly, all share and per share amounts have been restated to reflect this stock split.

RESULTS OF OPERATIONS
     1998 Compared to 1997

     Product sales increased 150% for the year ended December 31, 1998 over the year ended December 31, 1997 due primarily to demand for Synagis, launched in 1998. Sales of Synagis generally will be expected to occur each year in proximity to the RSV season, from September through March. Synagis sales, commenced in September 1998 and were $109.8 million for the year. Of those sales, $2.3 million were sales to Abbott International, the Company's exclusive distributor outside the U.S., for "named patient" sales of Synagis. As of December 31, 1998. The Company and Abbott International have filed international registrations in 25 countries for approval of Synagis. There can be no assurance that approval by the appropriate regulatory authorities will be granted. RespiGam sales decreased 56% to $19.8 million in 1998 from $45.0 million in 1997. RespiGam sales in 1998 primarily reflect sales for the end of the 1997/1998 season, as most customers had switched to Synagis for the beginning of the 1998/1999 season. Net sales for RespiGam in 1998 include an adjustment of $12.5 million recorded in the fourth quarter reflecting actual and expected product returns as a result of the shift in demand from RespiGam to Synagis. The Company estimates that there will be limited usage of RespiGam over the remainder of the 1998/1999 RSV season and that usage in the 1999/2000 RSV season will be limited. Sales of CytoGam increased 62% to $32.9 million in 1998 from $20.3 million in 1997. Domestic units sold increased by 41% and international units sold increased by 264%.
CytoGam is sold at a lower selling price to international distributors than domestic units. The increase in domestic units sold reflects both an increase in the core business for CytoGam and substitution occurring as a result of the worldwide shortage of standard intravenous immune globulin ("IVIG") products. The duration of this shortage and continued impact, if any, on CytoGam sales cannot be determined at this time. The Company also received in December 1998, FDA approval for the use of CytoGam in kidney, lung, liver, pancreas and heart transplants. The Company does not expect the approval to significantly affect future sales in the U.S. as many physicians have already been prescribing CytoGam's use in the settings of solid organ transplantation. The increase in international CytoGam sales reflects a greater focus on this market as well as the effects of the worldwide shortage of IVIG products. The level of future product sales will be dependent on several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products and product candidates, availability of finished product inventory, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace.

     Other revenue increased 137% to $37.3 million in 1998 from $15.7 million in 1997. Revenues in 1998 include a $15.0 million milestone payment from Abbott Laboratories ("Abbott") received upon FDA approval of Synagis, and $20.9 million of funding from SmithKline Beecham ("SB") in connection with the HPV vaccine development collaboration, including a $15.0 million milestone payment that was due upon signing of the agreement. Other revenues in 1997 consist primarily of a $15.0 million payment made by Abbott in connection with the signing of the international distribution agreement. The Company would also become entitled to receive an additional $15.0 million from Abbott if marketing approval for Synagis is obtained in Europe. The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and the extent to which the Company achieves certain milestones provided for in its existing agreements.

Cost of sales of $70.2 million was recorded in 1998 versus $34.4 million in 1997, an increase of 104%. Factors impacting 1998 cost of sales include a charge of $11.2 million related to the writedown of RespiGam inventory and by-product inventory, offset by credits for the reversal of previously recorded RespiGam royalties expected to be due to Massachusetts Health Research Institute ("MHRI"). Excluding the RespiGam inventory writedown and the royalty adjustments from cost of sales and excluding the RespiGam returns from product sales, gross margins improved to 65% in 1998 from 49% in 1997, reflecting the change in product mix towards Synagis, which has a lower cost than CytoGam and RespiGam. The Company's products are primarily manufactured by third parties and future per-unit cost of sales could increase if the Company is unable to negotiate favorable pricing. The Company has completed construction of its own manufacturing facility intended for the production of some portion of two of its approved products as well as potentially for other product candidates if approved for marketing.
This facility is subject to inspection and approval by the FDA and any resulting sales of product from this facility would not commence for at least the next 9 to 18 months.

Research and development expenses decreased to $25.8 million in 1998 from $40.7 million in 1997, or 37%, reflecting primarily $14.5 million of expenses in 1997 for conducting the Company's 1,502 patient Phase 3 Synagis clinical trial. No large Phase 3 trials were conducted in 1998. The level of research and development spending in future periods will fluctuate depending on the extent of clinical trial spending and the level of investment in new or existing programs. The Company expects higher clinical trial expenses in 1999, as it continues to move new product candidates into the clinic, and continues testing of products already in clinical trials.

     Selling, general and administrative expenses increased 95% to $62.0 million in 1998 from $31.7 million in 1997. A significant portion of the increase in expenses in 1998 reflects payments expected to be due to the Ross Products Division of Abbott for co-promotion of Synagis and approximately $9.3 million of marketing expenses for the launch of Synagis. Additionally, 1998 SG&A reflects increased spending over 1997 for increased distribution costs resulting from Synagis sales as well as for added headcount and facilities needed to handle growth in the Company's operations. Selling, general, and administrative expenses in 1999 will be significantly impacted by the level of Synagis sales, due to the nature of the threshold-based co-promotion agreement with Abbott.
     Other operating expenses were $36.5 million in 1998 versus $11.5 million in 1997, an increase of 216%. This increase is primarily a result of 1)increased wages and supply costs as the Frederick manufacturing facility increased staffing levels in 1998, 2)increased consulting costs for plant validation and start-up activities, and 3)a $10.3 million charge for the buydown of certain Synagis royalty obligations prior to FDA approval in June 1998. Other operating expenses are expected to continue to be significant in 1999 and into 2000 as the Company continues start-up and validation activities at the Frederick plant.
     Interest income increased to $6.7 million for 1998 from $4.0 million in 1997 reflecting higher cash balances available for investment, including the proceeds from the Company's private placement of stock in January 1998 resulting in net proceeds of $66.3 million, offset by a decrease in interest rates which lowered the overall portfolio yield.
     Interest expense of $4.0 million was recorded in 1998 versus $3.5 million in 1997, reflecting primarily interest on the Company's convertible debt (net of amounts capitalized) and interest on equipment financing beginning in June 1997. Interest expense in 1998 and 1997 is net of $2.9 million and $2.2 million, respectively, of interest capitalized for the manufacturing facility and the pilot plant expansion. The Company's convertible debt is callable in July 1999. If the convertible debt is called or converted, interest expense is expected to decrease substantially in the second half of 1999.
     The Company recorded an overall net income tax benefit of $47.4 million in 1998 as a result of a reversal of the Company's valuation allowance against its deferred tax assets. The Company believes that it is now more likely than not that such benefit will ultimately be utilized.
     The 1998 net income of $56.2 million compared to a 1997 net loss of $36.9 million. Basic earnings per share in 1998 were $1.06 on 53.1 million shares. Diluted earnings per share were $0.91 on 63.4 million shares. Basic and diluted loss per share was $0.80 in 1997 on 46.3 million shares. The Company does not believe inflation had a material effect on its financial statements.

     These results were consistent with the Company's objectives for the year and with the continued development of its immunotherapeutic and vaccine products. The factors that affected 1998 results may continue to affect near-term future financial results.

     1997 Compared to 1996
     Product sales increased 82% for the year ended December 31, 1997, over the year ended December 31, 1996, due to increased demand for RespiGam in the first half of the product's second full season of sales, as well as a 10% increase in CytoGam sales. RespiGam sales were $45.0 million in 1997 versus $17.3 million in 1996, a 159% increase, reflecting an increase in vials sold. Supply constraints limited 1996 sales. CytoGam product sales increased to $20.3 million from $18.4 million in 1996 due primarily to a 4% increase in units sold, and two price increases that took effect in mid-1996 and mid-1997. In 1996 CytoGam product sales were reduced by a $0.7 million reserve for trade receivables due from a pharmaceutical wholesaler that filed Chapter 11 bankruptcy in August 1996; $0.1 million was recovered against this loss in 1997 as a result of a sale of the receivables to a third party.
     Other revenues increased to $15.7 million in 1997 from $5.3 million in 1996. Other revenues in 1997 reflect primarily fees paid by Abbott Laboratories for the right to distribute Synagis outside the U.S. Other revenues in 1996 reflect the completion of milestone and research funding payments under the Company's strategic alliance with AHP, formerly American Cyanamid Company. Under the terms of the alliance, the Company and AHP share in the profits or losses of RespiGam; reimbursements or payments under this arrangement are deducted from or added to operating expenses and are included in selling, general and administrative expenses.
     Cost of sales increased 75% to $34.4 million in 1997 from $19.7 million in 1996, due to a 68% increase in vials sold. Gross margins in 1997 improved to 47% versus 45% in 1996, reflecting the increased sales of RespiGam in the product mix, which has a lower royalty rate than CytoGam. 1997 margins were adversely impacted by a charge for an estimate of additional royalties due to MHRI as part of a possible settlement of an ongoing inquiry by the Inspector General of the Commonwealth of Massachusetts. The charges were reversed in 1998 as the matter was substantially resolved without financial impact to the Company.
     Research, development and clinical costs of $40.7 million were incurred in 1997 compared to $32.2 million in 1996, an increase of 26%. Expenditures in 1997 and 1996 include approximately $14.5 million and $10 million, respectively, for the clinical studies performed for Synagis, including a 1,502-patient Phase 3 clinical trial that began in the fourth quarter of 1996 and was substantially completed by the end of the 1997 second quarter. 1997 expenses also include $1.3 million in license fees relating to Synagis and MEDI-507, a monoclonal antibody that inhibits T cell responses.
     Selling, general and administrative expenses increased to $31.7 million in 1997 from $22.2 million in 1996. The increase in 1997 reflects primarily AHP's share of RespiGam's profits, which resulted in a charge of $3.0 million to selling expenses as calculated under the terms of the strategic alliance. This compared to $4.3 million in reimbursement from AHP in 1996 for its share of RespiGam product line loss, as calculated under the terms of the strategic alliance. Other selling and marketing expenses increased by $1.7 million, reflecting increased commission and product distribution costs resulting from the increased product sales. This was offset by a $1.1 million decrease in sales detailing costs to AHP as a result of the Company's decision to not use AHP's sales force to detail RespiGam in the 1997/1998 RSV season. General and administrative expenses increased by $0.6 million reflecting increased headcount, legal and other costs.
     Expenses in 1997 include $11.5 million of other operating expenses, which include the costs of start-up of the Frederick manufacturing facility and scale-up of production of Synagis at the Gaithersburg pilot plant and at a third-party manufacturer, Boehringer Ingelheim Pharma KG ("BI") in Biberach, Germany.
     Interest income decreased to $4.0 million in 1997 compared to $5.7 million in 1996. The decrease reflects lower cash balances available for investment, partially offset by an increase in interest rates that increased the overall portfolio yield.
     Interest expense increased to $3.5 million in 1997 from $2.3 million in 1996, reflecting primarily interest on the convertible subordinated notes of the Company issued in July 1996 (net of amounts capitalized) and interest on equipment financing, primarily in the second half of 1997. Interest expense in 1997 and 1996 is net of $2.2 and $0.3 million, respectively, of interest capitalized for the manufacturing facility and the pilot plant expansion.
     The 1997 net loss of $36.9 million, or $0.80 basic and diluted per common share, compared to a 1996 net loss of $29.5 million, or $0.70 basic and diluted per common share. Shares used in computing basic and diluted loss per share were 46.3 million and 42.0 million, respectively, in 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES
     Cash and marketable securities were $134.9 million at 1998 year end compared to $50.3 million at 1997 year end. Working capital was $158.4 million at 1998 year end versus $56.6 million at 1997 year end.
     Net cash provided by 1998 operating activities was $12.7 million compared to $47.7 million used in 1997. The cash inflow from operations in 1998 reflected the net income of $56.2 million adjusted for non-cash items and working capital changes. The non-cash items consisted primarily of the reversal of the valuation allowance for the deferred tax asset, offset by trade accounts receivable allowances, primarily the allowance for RespiGam product returns, and the RespiGam and by-product inventory reserves. The working capital changes consisted of: 1)a $33.6 million increase in trade accounts receivable reflecting the high volume of Synagis product sales in November and December; 2) an $8.7 million increase in royalties payable due to the level of Synagis sales; and 3)a $5.2 million increase in accounts payable and accrued expenses reflecting primarily amounts expected to be due to Abbott for Synagis co-promotion.

     The cash outflow from operations in 1997 reflected the net loss of $36.9 million adjusted for depreciation and amortization and working capital changes. Working capital changes included: 1) a $25.2 million increase in inventory reflecting build-up of CytoGam and RespiGam to support increased sales; 2) an $8.1 million increase in trade receivables as a result of the increased fourth quarter sales, primarily

RespiGam; and 3) a $17.4 million increase in accounts payable and accrued expenses reflecting primarily accruals for plasma inventories, contract manufacturing activities, amounts due to AHP for its share of RespiGam product line profit and increased sales commission accruals. Most of the working capital increase in 1997 resulted from growth in accounts receivable, reflecting an 117% increase in product sales in the fourth quarter 1997 versus the fourth quarter 1996, and growth in inventory in anticipation of increased first quarter 1998 sales compared to first quarter 1997. Inventory growth was also impacted by an increase in plasma collections in 1997 as more plasmapheresis centers were added to increase the volume of collections.
     Cash flows from financing activities were $81.2 million in 1998 compared to $20.9 million in 1997. In January 1998, the Company completed a private placement of 3.4 million shares of common stock resulting in net proceeds to the Company of $66.3 million. In addition, in January 1998, SmithKline Beecham purchased 166,820 shares of common stock for net proceeds of $5.0 million in connection with the collaborative agreement signed in December 1997 related to HPV development. In 1998 and 1997, the Company drew down $0.6 million and $14.4 million respectively of $15.0 million of available equipment financing. Also in 1997, the Company received the remaining $2.8 million of financing available from the state and local governments to fund the construction of the manufacturing plant.
     Capital expenditures in 1998 were $10.1 million compared to $36.7 million in 1997 excluding capitalized interest of $2.9 million and $2.2 million, respectively. Expenditures in 1998 consist primarily of $3.2 million for the purchase of warehouse and administrative space in Frederick, Maryland, administrative expansion at the Gaithersburg headquarters and manufacturing, laboratory and office equipment. The 1997 expenditures include $33.2 million (excluding capitalized interest) for the construction, equipment and validation of the Company's manufacturing facility and the completion of its pilot plant expansion at the Gaithersburg headquarters. Additional 1997 expenditures were for laboratory and office equipment.
     Capital expenditures in 1999 are expected to approximate $15.0 million, due mostly to expansion at the Frederick manufacturing facility to provide additional capacity for Synagis and the Company's other cell culture product candidates. Construction of the manufacturing facility is completed and start-up activities will be on-going in 1999. There can be no assurance that appropriate regulatory approvals will be obtained to enable the use of the facility for production of the Company's products or product candidates. Any resulting sales of product from this facility would not commence for at least the next 9 to 18 months, subject to regulatory approvals.

     The Company is obligated in 1999 to provide $8.8 million in funding for various clinical trials, research and development and license agreements with certain institutions. The Company's existing funds, together with funds contemplated to be generated from product sales and investment income, are expected to provide sufficient liquidity to meet the anticipated needs of the business for the foreseeable future, absent the occurrence of any unforeseen events.

In February 1999, the Company formed an alliance with Ixsys, Inc. ("Ixsys") to develop four monoclonal antibodies. The first of these products, Vitaxin, was developed by Ixsys using its proprietary Directed Evolution technology and is currently being tested in a Phase 2 trial for cancer treatment by inhibition of angiogenesis. The Company will provide three additional target antibodies to be optimized by Ixsys. Under the terms of the alliance, Ixsys will use its Directed Evolution protein engineering technology to optimize antibodies identified by the Company. The Company will be responsible for clinical development, manufacturing, and commercialization of any resulting products. Concurrent with the signing of the agreements, the Company made a $6.4 million equity investment in Ixsys. The company is also obligated to fund certain research to be performed by Ixsys and would make future milestone and royalty payments on sales, if any, of any resulting products.

Year 2000

The Company has established a Year 2000 Project Team comprised of representatives from key functional areas to complete a review of its internal and external systems for Year 2000 readiness. The Year 2000 issue is expected to affect the systems of the Company and various entities with which the Company interacts, including the Company's marketing partners, suppliers and various vendors. The Year 2000 Project is designed to address three major areas: (1) information technology systems, (2) hardware, equipment and instrumentation, including embedded systems, and (3) third party relationships. The Company's plan involves inventorying, assessing and prioritizing those items which have Year 2000 implications; remediating (repairing, replacing or upgrading) non-compliant items; testing items with major exposure to ensure compliance; and developing contingency plans to minimize potential business interruption. The inventory, assessment and prioritization phases of the project are substantially complete.

With regard to the Company's information technology systems, hardware, equipment and instrumentation, the Company has identified mission critical and non-critical items and is in the process of updating and/or replacing items that are non-compliant. The Company believes that it should be able to substantially complete implementation of critical aspects of its Year 2000 plan prior to the commencement of the year 2000. Because the Company has relied primarily on off-the-shelf software for its information technology needs and because much of the hardware, equipment and instrumentation is currently compliant, the Company does not anticipate that the costs for internal remediation efforts will be significant. The Company does not separately track the internal costs of its Year 2000 compliance efforts and therefore these costs are unknown. As of December 31, 1998, the Company estimates that it has spent no more than $50,000 replacing, upgrading or repairing the systems and/or equipment that are non-compliant and expects the cost to complete these efforts should not exceed $300,000. The Company presently anticipates that its remediation efforts will be substantially complete by June 1, 1999. Testing of certain business critical items is expected to be completed by the third quarter 1999.

In addition to the risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is in varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include, but are not limited to, third party manufacturers, suppliers, customers, and distributors. The Company has identified those third parties with which the Company has material relationships to assess their Year 2000 readiness. The Company has distributed surveys and/or contacted these parties to aid in this assessment. For mission critical functions, the Company intends to visit third parties to assess their Year 2000 readiness. The Company may also be affected by the failure of other third parties to be Year 2000 compliant even if they do not do business directly with the Company. For example, the failure of state, federal and private payors or reimbursers to be Year 2000 compliant and thus unable to make timely, proper or complete payments to sellers and users of the Company's products, could have a material adverse effect on the
Company.   The Government Accounting Office has stated that the Health
Care Financing Administration, the principal federal reimburser for the Company's marketed products, may not become fully year 2000 compliant on a timely basis.

The Company does not currently have a Year 2000 contingency plan established. The Company expects by mid-1999 to have finalized a contingency plan which will address the most likely worst case Year 2000 scenario. The Company believes that its most likely worst case scenario would be delays in product shipments due to a complete or partial manufacturing shutdown. To mitigate this risk, the Company plans, among other things, to stock extra inventory.

With regard to the Company's Year 2000 readiness plan, there can be no assurances: 1) that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, including issues of its customers or suppliers, 2) that the Company's software vendors, third parties and others will be correct in their assertions that they are Year 2000 ready, 3) that the Company's estimate of the cost of Year 2000 readiness will prove ultimately to be accurate, 4) that the Company will be able to successfully address its Year 2000 issues and that this could result in interruptions in, or failures of, certain normal business activities or operations that may have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

The Company did not have significant exposure to changing interest rates on invested cash at December 31, 1998. The Company invests primarily in money market funds, investment grade commercial paper and short-term notes. The interest rates on these securities are primarily fixed, the maturities are relatively short and the Company generally holds the securities until maturity.

The Company has issued debt in the form of Notes in the amount of $85.9 million at December 31, 1998, which bear interest at fixed rates. The Company does not have significant exposure to changing interest rates related to the Notes because the interest rate on these notes is fixed.

     The Company's contract for the purchase of Synagis from BI is denominated in German Marks. In an effort to reduce the impact of fluctuations in the rate of exchange between the U.S. Dollar and the German Mark on the cost of the Company's purchases of Synagis, the Company periodically enters into foreign exchange forward contracts. These contracts permit the Company to purchase German Marks, in an amount the Company believes will be sufficient to fund its inventory purchase obligations, at a fixed exchange rate. Each contract terminates on the day the Company expects to make payment for a shipment of Synagis. The Company does not enter into foreign exchange forward contracts for speculative or trading purposes.

     The table below provides information about the Company's foreign exchange forward contracts. The anticipated purchase amount is the amount, in German Marks ("DM"), that the Company is contractually obligated to pay BI. The contract amount is the sum of all of the Company's forward contracts during the period indicated. The forward contract exchange rate is the rate at which the Company has agreed to purchase German Marks upon termination of the contract.

                                         1999
                                         ----
Anticipated purchase amount (DM 000's)   54,789

Related foreign currency forward
  Contracts:

Contract Amount (DM 000's)              56,692
 Average forward contract exchange
  Rate for German marks per U.S.
  Dollar                                 1.66

          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             BALANCE SHEETS
(in thousands, except share data)
                                           December 31, December 31,
                                               1998         1997
                                            ----------   ----------
ASSETS
  Cash and cash equivalents                     $37,959      $29,984
  Marketable securities                          96,923       20,342
  Trade receivables, net                         31,682       15,236
  Contract receivables, net                       3,155        3,064
  Inventory, net                                 19,760       28,857
  Deferred tax assets                            22,595          --
  Other current assets                            4,292        2,740
                                             ----------   ----------
      Total Current Assets                      216,366      100,223
  Property and equipment, net                    74,822       65,254
  Deferred tax assets, net                       54,923          --
  Other assets                                    7,009        4,859
                                             ----------  ----------
    Total Assets                               $353,120     $170,336
                                             ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable, trade                        $4,052       $4,535
  Accrued expenses                               33,397       27,682
  Accrued interest                                2,580        2,583
  Product royalties payable                      14,948        6,227
  Other current liabilities                       2,993        2,633
                                             ----------   ----------
      Total Current Liabilities                  57,970       43,660
  Long-term debt                                 83,195       85,363
  Other liabilities                               2,122          777
                                             ----------   ----------
     Total Liabilities                          143,287      129,800
                                             ----------   ----------
  Commitments and contingencies

SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value;                   --          --
   Authorized 5,524,525 shares; none

   Issued or outstanding

   Common Stock, $.01 par value;
     Authorized 120,000,000 shares;
     Issued and outstanding 54,654,842
     And 24,444,745 at
     December 31, 1998 and 1997,
respectively                                        547         244
  Paid-in capital                               289,318     176,564
  Accumulated deficit                           (80,032)   (136,272)
                                             ----------  ----------
      Total Shareholders' Equity                209,833      40,536
                                             ----------  ----------
      Total Liabilities and                    $353,120    $170,336
      Shareholders' Equity                   ==========  ==========



The accompanying notes are an integral part of these financial statements.


Statements of Operations
(in thousands, except per share data)
                                       For the year ended December 31,
                                      ---------------------------------
                                         1998         1997        1996
                                        --------     --------   --------
REVENUES
  Product sales                        $163,440     $65,271      $35,782
  Other revenue                          37,268      15,693        5,317
                                       --------     --------    --------
    Total revenues                      200,708      80,964       41,099
                                       --------     --------    --------
COSTS AND EXPENSES
  Cost of sales                         70,236       34,433       19,678
  Research and development              25,775       40,669       32,192
  Selling, administrative
     And general                        62,008       31,735       22,165
  Other operating expenses              36,495       11,543        --
                                       --------     --------    --------
    Total expenses                      194,514     118,380       74,035
                                       --------     --------    --------
Operating income (loss)                  6,194      (37,416)     (32,936)
  Interest income                        6,659        4,004        5,655

  Interest expense                      (4,041)      (3,483)      (2,263)
                                       --------     --------    --------
Income (loss) before income taxes        8,812      (36,895)     (29,544)
Deferred income tax benefit             47,428         --          --
                                       --------     --------    --------
Net earnings (loss)                     $56,240    ($36,895)    ($29,544)
                                       ========     ========    ========
Basic earnings (loss) per share           $1.06      ($0.80)      ($0.70)
                                       ========     ========    ========
Shares Used in calculation of basic
  Earnings(loss) per share               53,130      46,264       42,038
                                       ========     ========    ========
Diluted earnings (loss) per share         $0.91      ($0.80)      ($0.70)
                                       ========     ========    ========
Shares used in calculation of
diluted earnings (loss) per share        63,401      46,264       42,038
                                       ========     ========    ========
The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
(in thousands)
                                           For the year ended December 31,
                                           --------------------------------
                                              1998       1997       1996
                                             --------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                        $56,240  $(36,895)  $(29,544)
  Adjustments to reconcile net earnings
(loss) to net cash provided by (used
  in) operating activities:
    Deferred taxes                           (47,428)        --         --
    Depreciation and amortization              3,455     2,749      1,843
    Capitalized interest                      (2,901)   (2,188)      (273)
    Amortization of (discount) premium on
      Marketable securities                     (785)       937        447
    Allowance for trade accounts
      Receivable                               17,153       984      1,839
    Provision for inventory reserve             9,672       (8)      (409)
    Amortization of debt issuance costs           358       330        155
    Other                                          67       325         96
  Increase(decrease) in cash due to
    Changes in assets and liabilities:
    Trade receivables                         (33,599)   (8,097)    (7,275)
    Contract receivables                          (91)   (1,144)      (954)
    Inventory                                  (3,078)  (25,235)       376
    Other assets                               (1,551)     (990)      (641)
    Accounts payable and accrued expenses       5,232    17,351      5,595
    Product royalties payable                   8,721     3,668        783
    Accrued interest                               (3)      526      2,057
    Other liabilities                           1,229        (4)       119
                                             --------  --------   --------
        Net cash provided by (used in)
operating activities                           12,691   (47,691)   (25,786)
                                             --------  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES

  Investments in securities available
    for sale                                 (158,591)       --   (131,908)
  Maturities of securities available
    for sale                                   82,795    80,857     53,199
  Capital expenditures                        (10,122)  (36,728)   (22,402)
                                            --------   --------   --------
        Net cash (used in) provided by

        investing activities                  (85,918)   44,129   (101,111)
                                             --------  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock       82,965     4,566     58,630
  Proceeds from issuance of long-term debt        613    17,187     69,000
  Deferred costs from debt
   issuance                                        (6)     (306)    (2,172)
  Repayments on long-term debt                 (2,370)     (530)       (97)
                                            ---------  --------   --------
        Net cash provided by
        financing activities                   81,202    20,917    125,361
                                            ---------  --------   --------
Net increase (decrease) in cash and cash
    Equivalents                                 7,975    17,355     (1,536)
Cash and cash equivalents at beginning
    Of year                                    29,984    12,629     14,165
                                             --------  --------   --------
Cash and cash equivalents at end of
    Year                                      $37,959   $29,984    $12,629
                                            =========  ========   ========
The accompanying notes are an integral part of these financial statements.

Statements of Shareholders' Equity
(in thousands, except share data)
                            Common Stock,
                               $.01 par
                          ---------------    Paid-in     Accum
                           Shares    Amount  Capital    Deficit     Total
                          ---------  ------  -------   ---------   -------
Balance,
  December 31, 1995       17,706,137   $177  $113,435   $(69,833)  $43,779

Common stock options
  exercised                  288,484      3       700          --      703
Sale of common stock,
  February 1996 public
  offering, net of under
  writing commissions
  and expenses of $4,173   3,450,000     34    57,893          --   57,927
Conversion of Series A
  Convertible Preferred
  Stock                      392,142      4       (4)          --        --
Net loss                          --     --       --     (29,544)  (29,544)
                            -------- ------  --------    --------   -------
Balance,
  December 31, 1996       21,836,763    218   172,024    (99,377)   72,865

Common stock options
  exercised                  614,629      6     4,560          --    4,566
Conversion of Series A
Convertible Preferred
  Stock                    1,993,353     20      (20)          --       --
Net loss                          --     --       --     (36,895)  (36,895)
                            --------  -----  --------    --------  --------
Balance,
  December 31, 1997       24,444,745    244   176,564   (136,272)   40,536

Common stock options
 exercised                 1,099,266     12    11,729          --   11,741
Private placement of
  Common stock, January
  1998, net of
  underwriting
  commissions and
  expenses of $74          1,700,000     17    66,209          --   66,226
Private placement of
common stock, January
1998                          83,410      1     4,999                5,000
Tax benefit associated
  with the exercise of

  stock options                   --     --    30,090          --   30,090
Two-for-one stock split   27,327,421    273      (273)         --       --

Net earnings                      --     --        --      56,240   56,240
                          ----------  -----  --------   ---------  --------
Balance,
  December 31, 1998      $54,654,842   $547  $289,318    $(80,032)$209,833
                          ==========  =====  ========  ==========  ========
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2.   ORGANIZATION
     MedImmune, Inc. ("the Company"), a Delaware corporation, is a biotechnology company headquartered in Gaithersburg, Maryland with three products on the market and a diverse product development portfolio. The Company is focused on using advances in immunology and other biological sciences to develop important new products that address significant medical needs in areas such as infectious diseases, transplantation medicine, autoimmune diseases and cancer.

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

     Concentration of Credit Risk
     The Company has invested its excess cash generally in securities of the U.S. Treasury, U.S. government agencies, corporate debt securities, commercial paper and money market funds with strong credit ratings and deposits with a major bank. The Company has not experienced any significant losses on its investments. The Company sells its products primarily to a limited number of pharmaceutical wholesalers and distributors without requiring collateral. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses when necessary.

     Inventory
     Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average approach that approximates the first-in, first-out method. Where the Company has a firm contract for their puchase, by-products that result from production of the Company's principal products are accounted for as a reduction of the cost of the principal products.

     Product Sales
     Product sales are recognized upon shipment of the product to customers. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts, and Medicaid rebates. The Company maintains reserves at a level that management believes is sufficient to cover estimated future requirements. Allowances for discounts, returns, bad debts, chargebacks and Medicaid rebates, which are netted against accounts receivable, totaled $20,189 and $3,037 at December 31, 1998 and 1997, respectively. Product royalty expense is recognized concurrently with the recognition of product revenue. Royalty expense, included in cost of sales, was $19,921, $8,504 and $4,282 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     Co-promotion Expense
     In connection with the agreement the Company signed with Abbott Laboratories to co-promote Synagis in the United States, the Company is required to pay to Abbott an increasing percentage of net domestic sales based on reaching certain sales thresholds over the annual contract year, which runs from July to June and coincides with the annual respiratory syncytial virus ("RSV") season, which occurs primarily in the fourth and first quarters (See Note 13). The Company estimates its net sales and resulting co-promotion expense for the entire contract year to determine a proportionate percentage of expense to apply across all Synagis sales during the season.

     Property and Equipment
     Property and equipment are stated at cost. Interest cost incurred during the period of construction of plant and equipment and prior to FDA licensure is capitalized. Depreciation and amortization is computed using the straight-line method based upon the following estimated useful lives:
                                                              Years
                                                              -----
Building and improvements                                      30
Manufacturing, laboratory, and facility equipment             5-15
Office furniture, computers and equipment                     3-7

Amortization of leasehold improvements is computed on the straight-line method based on the shorter of the estimated useful life of the improvement or the term of the lease. Upon the disposition of assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of operations. Repairs and maintenance costs are expensed as incurred and were $1,849, $1,002, and $537 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Long-Lived Assets
     The Company evaluates the recoverability of the carrying value of property and equipment and intangible assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Company considers historical performance and anticipated future results in its evaluation of the potential impairment. Accordingly, when the indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the expected future cash flows are less than the assets' carrying value. To date, the Company has recorded no impairment losses.

     Forward Exchange Contracts
     The Company is obligated to make certain payments to a foreign supplier in its local currency. To hedge the effect of fluctuating foreign currencies in its financial statements, the Company may enter into foreign forward exchange contracts. Gains or losses associated with the forward contracts are computed as the difference between the foreign currency contract amount at the spot rate on the balance sheet date and the forward rate on the contract date. Unrealized gains or losses are deferred until the obligation date and are then offset against the gains or losses on the foreign currency transaction. See
Note 14 for information regarding the fair value of the Company's foreign forward exchange contracts.

     Fair Value of Financial Instruments

     The carrying amount of financial instruments, including cash and cash equivalents, trade accounts and contracts receivable, other current assets, accounts payable, and accrued expenses, approximate fair value as of December 31, 1998 and 1997 due to the short maturities of these instruments. See Note 8 for information regarding the fair value of the Company's long-term debt and notes payable and Note 14 for information regarding the fair value of the Company's foreign forward exchange contracts.
     Income Taxes
     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.
     Earnings (Loss) Per Share
     Basic earnings/loss per share is computed by dividing the net earnings/loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive.
     Comprehensive Income
     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" on December 31, 1998. Under SFAS No. 130 the Company is required to display comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net earnings (loss) and other comprehensive income, which includes certain changes in equity that are excluded from net income. SFAS No. 130 requires unrealized holding gains and losses on available-for-sale securities to be included in other comprehensive income. For the years ended December 31, 1998, 1997 and 1996, comprehensive income was equal to net earnings (loss).
     New Accounting Standard
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by January 1, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a material effect on the earnings or financial position of the Company.
     Stock Split
     On November 11, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend payable December 31, 1998 to shareholders of record on December 15, 1998. This resulted in the issuance of 27,327,421 additional shares of common stock. All share, per share and weighted average share amounts have been restated to reflect this stock split.
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   SEGMENT INFORMATION
     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", at December 31, 1998. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the Company's operations are considered one operating segment as only aggregate profit and loss information is reported to the chief operating decision makers of the Company.
     The Company sells its products primarily to a limited number of pharmaceutical wholesalers and distributors. Customers individually accounting for at least ten percent of the Company's product sales over the past three years are as follows:

                                     1998          1997         1996
                                     ----          ----         ----
Company A                            23%           19%          19%
Company B                            20%           27%          26%
Company C                            18%           20%          24%
Company D                            12%           15%          17%
                                    ------        ------       ------
Total % of product sales             73%           81%          86%
                                     ====          ====         ====


     The Company relies on a limited number of distributor agents to sell CytoGam internationally and has a contractual agreement with Abbott for international distribution of Synagis. The breakdown of product sales by geographic region is as follows:

                                     1998          1997         1996
                                     ----          ----         ----
United States                    $ 153,607     $  63,032    $  35,495
All other                            9,833         2,239          287
                                    ------        ------       ------
Total product sales              $ 163,440     $  65,271    $  35,782
                                    ======        ======       ======

Other revenue of $37,268, $15,693 and $5,317 in 1998, 1997 and 1996,
respectively, consists mainly of United States licensing and milestone revenues and corporate funding.
4.  INVENTORY
     Inventory at December 31, is comprised of the following:
                                     1998        1997
                                   ------      ------
          Raw materials           $ 9,794     $14,503
          Work in process           9,188      12,990
          Finished goods            5,727       3,810
                                   ------      ------
                                   24,709      31,303
          Less non current         (4,949)     (2,446)
                                   ------      ------
                                  $19,760     $28,857
                                =========   =========


     The Company has purchased plasma and other raw materials for use in production in the Company's Frederick manufacturing facility, which is subject to FDA licensure and approval. Due to the uncertainty surrounding the likelihood and timing of FDA approval, this inventory has been classified as noncurrent in the accompanying balance sheet.
     As a result of the June 1998 FDA approval of the Company's second generation RSV product, Synagis, and the market acceptance of Synagis, the Company reserved approximately $9.2 million against its RespiGam inventory, as minimal product sales are expected to result from this inventory in the foreseeable future. The remaining RespiGam plasma inventory of $2.9 million has been written down to the value the Company expects to recover upon sale to third parties.
     Finished goods at December 31, 1998 and 1997 include approximately $1.6 million and $0.8 million, respectively, of by-products that result from the production of the Company's principal products at one of its contract manufacturers and are held for resale. As of December 31, 1998, minimal sales of these by-products have occurred. The December

31, 1998 and 1997 balances are net of reserves of $1.6 million and $0.8 million, respectively.

5. PROPERTY AND EQUIPMENT
     Property and equipment, stated at cost at December 31, is comprised of the following:

                                                   1998      1997
                                                  -----     -----
   Land                                          $  2,147  $ 1,521
   Buildings and building improvements              7,085       -
   Leasehold improvements                          12,736   11,042
   Laboratory, manufacturing and facilities        10,841    9,355
   equipment
   Office furniture, computers, and equipment       5,739    4,377
   Construction in progress                        48,067   49,040
                                                  -------  -------
                                                   86,615   75,335
   Less accumulated depreciation and
       Amortization                               (11,793) (10,081)
                                                  -------  -------
                                                  $74,822  $65,254
                                                  ======= =======

     Construction in progress includes costs incurred in connection with the design and construction of the Company's manufacturing facility and includes capitalized interest costs of $5,324 and $2,423 at December 31, 1998 and 1997, respectively.
     Buildings includes the purchase in December 1998 of a new facility in Frederick, Maryland. This facility will provide additional warehouse and administrative space. Buildings also includes costs associated with the portions of the Company's manufacturing facility placed in service during 1998. Construction of the manufacturing facility is complete and validation and start-up activities are ongoing. The Company will continue to capitalize costs, primarily capitalized interest related to the facility until placed in service. The portions of the facility that are subject to inspection and approval by the FDA will be placed in service and depreciation will commence upon receipt of such approval.

6. ACCRUED EXPENSES
    Accrued expenses at December 31, is comprised of the following:
                                             1998            1997
                                          -------         -------
    Accrued contracts                     $ 1,492         $14,959
    Accrued manufacturing                   6,607           8,792
    Accrued sales and marketing            22,337           2,299
    Accrued other                           2,961           1,632
                                          -------         -------
                                          $33,397         $27,682
                                          =======         =======

7.  FACILITIES LEASES
     The Company entered into a 15-year lease beginning in November 1991, as amended, for administrative and laboratory facilities in Gaithersburg, Maryland. Under the lease, the Company is obligated to pay a basic monthly rent which will increase 3% each lease year and in 1998 totaled $1,158. The lease also requires the Company to pay for utilities and its proportionate share of taxes, assessments, insurance and maintenance costs. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,454, $1,328, and $1,113, respectively.
     The Company's future minimum lease payments under the facility operating lease are as follows:

      Year ending December 31,
      --------------------------
      1999                 1,236
      2000                 1,274
      2001                 1,312
      2002                 1,352
      2003                 1,392
      Thereafter           4,315
                        --------
                        $ 10,881
                        ========

8.  LONG-TERM DEBT
     Long-term debt at December 31, is comprised of the following:

                                                 1998       1997
                                                -----      -----
    7% convertible subordinated notes, due
    2003                                       $60,000    $60,000

    Notes payable to Transamerica Business
    Credit Corporation due through 2004,
    interest 9.95%-10.6%                        12,868     13,975

    7.53% note due to Maryland Industrial
    Development Finance Authority, due 2007      4,744      5,000

    4% notes due to Maryland Department of
    Business and Economic Development, due
    2016                                         6,538      6,800

    Notes payable to landlord, due through
    2006, interest 11.5%-13%                     1,742      1,874
                                               -------    -------
                                                85,892     87,649
    Less current portion included in other
    current liabilities                         (2,697)    (2,286)
                                               -------    -------

                                               $83,195    $85,363
                                               =======    =======

     The convertible subordinated notes were issued in July 1996 and are convertible at the option of the holders into 6,097,560 shares of the Company's common stock at a conversion price of $9.84 per share, subject to adjustments in certain events. The notes are redeemable by the Company after July 7, 1999 with 30 days notice at a declining premium until the due date, plus accrued interest. The notes are subordinated to all senior debts of the Company including the state and local loans, the Transamerica loans, and the loans from the landlord. The Company may be required to redeem the notes at amounts up to 105% of the principal amount in the event of a change in control of the Company.
     Principal and interest payments on the state and local notes began in 1998. Pursuant to the terms of the agreements, the Company is required to meet certain financial and non-financial covenants including maintaining minimum cash balances and net worth ratios. The Company maintains a $400 compensating balance related to the notes, which is included in other assets. The notes are collateralized by the land, buildings and building fixtures of the manufacturing facility. The agreements include a provision for early retirement of the notes by the Company.
     Loans from Transamerica Business Credit Corporation issued in 1997 and 1998 are collateralized by manufacturing, laboratory, and office equipment of the Company. The agreements include a provision for early retirement of the loans by the Company.
     Subsequent to December 31, 1998, the Company paid the remaining principal balance on the landlord loans.
     Maturities of long-term debt for the next five years are as follows: 1999, $2,697; 2000, $2,961; 2001, $3,254; 2002, $3,576; and
2003, $64,644.  Interest paid was $6,352, $4,817 and $304, for the years ended December 31, 1998, 1997 and 1996, respectively.
     The fair value of the Company's long-term debt at December 31, 1998, based on quoted market prices or discounted cash flows based on currently available borrowing rates, was $330,000 compared to its carrying value of $85,892.

9.  SHAREHOLDERS' EQUITY
     In connection with the closing of the Company's initial public offering in 1991, the holders of the Series A Convertible Preferred Stock warrants agreed that if such warrants were exercised, the holders thereof would simultaneously exercise their right to convert the Series A Convertible Preferred Stock received upon exercise of the warrants into 5,049,050 shares of common stock. Pursuant to an amendment to the warrant agreement in which the holders could elect a cashless exercise of the warrants for a reduced number of common shares based on a calculation of the fair market value of the common stock on the exercise date, 2,108,652 and 415,873 of the Series A Convertible Preferred Stock warrants were exercised and converted through a cashless exercise into 3,986,706 and 784,284 shares of common stock in 1997 and 1996, respectively. As of December 31, 1997, all warrants were exercised and converted.
     In July 1997, the Company's Board of Directors adopted a Stockholder Rights Plan. Pursuant to the terms of the Plan, common stock purchase Rights were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on July 21, 1997. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such a person or group would beneficially own 20 percent or more of the Company's stock. The Rights will expire on July 9, 2007.
     In January 1998, the Company closed the private placement of 3.4 million new shares of common stock to institutional investors for net proceeds of $66.3 million, and sold 166,820 shares of common stock to SmithKline Beecham for net proceeds of $5.0 million.

10.  EARNINGS PER SHARE
     The following is a reconciliation of the numerator and denominator of the diluted EPS computation for the year ended December 31, 1998.

                                                       1998
                                                     ------
    Numerator:
     Net earnings                                   $56,240
     Interest on 7% convertible notes, net of
    amounts capitalized and related taxes             1,468
                                                    -------
    Numerator for diluted EPS                       $57,708
                                                    =======
    Denominator:
      Weighted average shares outstanding            53,130
      Effect of dilutive securities:
            Stock options                             4,173
            7% convertible notes                      6,098
                                                    -------
    Denominator for diluted EPS                      63,401
                                                    =======

Options to purchase 830,600 shares of common stock with prices ranging from $29.75 to $48.50 per share were outstanding during 1998, but were not included in the computation of diluted earnings per share. The exercise prices for these options were greater than the average market price of the common stock for 1998, and therefore would be antidilutive. No reconciliation of the numerator and denominator is necessary for 1997 or 1996, as losses were reported and inclusion of potential common shares would be antidilutive.

11.  COMMON STOCK OPTIONS
     In April 1991 and as subsequently amended, the Board of Directors adopted the 1991 Plan, under which 11,000,000 shares of common stock were reserved for issuance upon exercise of options granted to employees, consultants and advisors of the Company. In May 1993, a Non-Employee Directors Stock Option Plan was approved by the shareholders under which 500,000 shares of common stock were reserved for issuance upon exercise of options granted to non-employee directors. The 1991 Plan provides for the grant of incentive and nonqualified stock options and the Non-Employee Directors Plan provides for the grant of nonqualified stock options. The maximum term of each option granted is 10 years. The option prices under the 1991 Plan and the Non-Employee Directors Plan are equal to the closing market price on the day prior to the date of grant. Options normally vest on the anniversary date of the grant over a three to five year period.
     The Company has reserved a total of 9,043,670 shares of common stock for issuance under these plans as of December 31, 1998. Related stock option activity, is as follows:

                 Options Granted
                    Prior to
                Establishment of                              Non-Employee
                  the 1991 Plan           1991 Plan          Directors Plan
               ------------------     ------------------   -----------------
                            Wtd.                   Wtd.                Wtd.
                            Avg.                   Avg.                Avg.
                          Exercise               Exercise            Exercise
                           Price                   Price              Price
                            Per                     Per                Per
                 Shares    Share       Shares      Share    Shares    Share
Balance,
Dec. 31, 1995  1,580,330    $ 1.55   4,585,492      $ 5.63 140,000      $5.38
Granted                -         -   1,628,800        8.51  30,000       8.50
Exercised      (465,608)       .32    (111,360)       4.98        -         -
Canceled         (4,000)     25.50    (218,814)       6.54        -         -
                --------             ---------              -------
Balance,
Dec. 31,1996   1,110,722      1.98    5,884,118       6.41 170,000       5.93
Granted                -         -    1,593,300       8.93  40,000       9.32
Exercised      (334,718)      1.46     (869,540)      4.48 (25,000)      7.27
Canceled               -         -     (220,206)      8.38        -         -
                --------              --------              -------
Balance,
Dec. 31, 1997    776,004      2.20    6,387,672       7.21  185,000     12.96
Granted                -         -    2,410,600      27.30   40,000     31.19
Exercised      (466,800)      2.08   (1,731,732)      6.22        -         -
Canceled         (4,000)      8.94     (118,524)     10.97        -         -
                --------              --------             --------
Balance,
Dec. 31, 1998    305,204     $2.29    6,948,016     $14.35  225,000    $10.87
                ========              =========             =======

Additional information related to the plans as of December 31, 1998 is as follows:

                        Options Outstanding           Options Exercisable
                     ----------------------          --------------------
                             Wtd Avg
Range of                    remaining    Wtd Avg                  Wtd Avg
exercise        Options    contractual  Exercise     Options     Exercise
prices        outstanding   life (yrs)    Price    Exercisable     Price
 $0.01- $7.00    2,271,356     5.3          $4.76    1,557,008     $4.81
 $7.01-$13.50    2,444,802     7.7          $8.09      717,408     $8.18
$13.51-$20.00      310,262     5.2         $16.92      206,135    $17.17
$20.01-$48.50    2,451,800     9.3         $27.34        9,200    $27.98
               -----------                          ----------
 $0.01-$48.50    7,478,220     7.4         $13.76    2,489,751     $6.89
                   495,284                             236,525
                ==========                          ==========

    There were 1,315,450 and 250,000 shares available for future option grants at December 31, 1998 under the 1991 Plan and the Non-Employee Directors Plan, respectively.
    The Company has adopted the disclosure only provisions of SFAS No. 123 as they pertain to financial statement recognition of compensation expense attributable to option grants. As such, no compensation cost has been recognized for the Company's option plans. If the Company had elected to recognize compensation cost for the 1991 Plan and the Non-Employee Directors Plan consistent with SFAS No. 123, the Company's net income and earnings/(loss) per share on a pro forma basis would be:

                                                1998       1997      1996
                                                -------    -------   -------
Net earnings/(loss) - as reported               $56,240  ($36,895) ($29,544)
Net earnings/(loss) - pro forma                 $49,128  ($45,208) ($36,556)
Basic earnings/(loss) per share-as reported     $  1.06   $  (.80)  $  (.70)
                               -pro forma       $   .92   $  (.98)  $  (.87)
Diluted earnings/(loss) per share-as reported   $   .91   $  (.80)  $  (.70)

                                 -pro forma     $   .80   $  (.98)  $  (.87)

     The pro forma expense related to the stock options is recognized over the vesting period, generally five years. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                           1998        1997        1996
                                          -----       -----       -----
Risk-free interest rate                   5.28%       6.21%       6.09%
Expected life of options - years              7           7           7
Expected stock price volatility             75%         75%         75%
Expected dividend yield                     N/A         N/A         N/A

The weighted average fair value of options granted during 1998, 1997 and 1996 was $19.82, $12.94, and $12.63, respectively.
12.  INCOME TAXES
     The components of the provision (benefit) for income taxes are as follows:

Year ended December 31,                  1998         1997          1996
                                         ----         ----          ----
Current:
    Federal                          $    --      $    --       $    --
    State                                 --           --            --
                                        ______       ______        ______
  Total current benefit                   --           --            --

Deferred:
    Federal                           (47,428)         --            --
    State                                 --           --            --
                                        ______       ______        ______
   Total deferred benefit              (47,428)        --            --
                                        ______       ______        ______
                                      $(47,428)   $    --       $    --
                                        ======       ======        ======

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, are as follows:

                                                1998      1997
                                              ------    ------
     Net operating loss carryforwards        $58,887   $61,225
     General business credit                   4,718     3,191
     Accrued expenses not currently            7,960     2,484
     deductible
     Accounts receivable allowances           11,257     1,376
     and reserves
     Other                                     4,545     1,375
                                             -------   -------
                                              87,367     69,651
     Valuation allowance                      (9,849)   (69,651)
                                             -------   -------
          Net deferred taxes                 $77,518   $     --
                                            ========   ========

     The provision (benefit) for income taxes varies from the income taxes provided based on the federal statutory rate (34%) as follows:

Year ended December 31,                 1998        1997         1996
                                       ------      ------       ------
Tax at U.S. federal statutory rate     $ 2,996    $(12,544)   $(10,045)
State taxes, net of federal benefit        405     (1,697)      (1,359)
Change in valuation allowance         (59,802)      22,150       13,394
Research and development credits       (1,527)     (1,172)        (627)
Other                                  10,500      (6,737)      (1,363)

                                       ______      ______       ______
                                      $(47,428)   $    --      $    --
                                       ======      ======       ======

At December 31, 1998 the Company had net operating loss carryforwards for federal tax reporting purposes of approximately $153 million expiring from 2003 to 2013. The net operating loss includes the tax benefit related to the exercise of stock options, which benefit was recorded to paid-in capital. The utilization of net operating losses will be limited to approximately $37 million per year under Internal Revenue Code Section 382. The Company also has federal research and development credit carryforwards of approximately $4.7 million at December 31, 1998 expiring through 2013.
     Based on its 1998 pre-tax profit and its estimates of future taxable income, the Company believes that it is more likely than not that certain of its deferred tax assets (comprised mostly of federal net operating loss carryforwards and research and development credits) will be realized, and has therefore recorded a tax benefit of its deferred tax assets arising from federal income taxes as of December 31, 1998. Because management is uncertain of the utilization of the net operating losses in the states in which they were generated, a full valuation allowance remains for these assets at December 31, 1998.

13.  COLLABORATIVE ARRANGEMENTS
Abbott Laboratories
     In December 1997, the Company signed two agreements with Abbott Laboratories ("Abbott"). The first agreement calls for Abbott to co-promote Synagis in the U.S. The second agreement allows Abbott to exclusively distribute Synagis outside the U.S., if and when cleared for marketing by the appropriate regulatory authorities. Under the terms of the U.S. co-promotion agreement, Abbott will receive a percentage of net U.S. sales based on defined annual sales thresholds. Expenses associated with the co-promotion agreement are included in selling, general and administrative expenses on the accompanying statements of operations. The Company received a $15 million milestone payment as part of this agreement in 1998, which is included in other revenue.
Each company is responsible for its own selling expenses. Under the terms of the distribution agreement, the Company will manufacture and sell Synagis to Abbott at a price based on end-user sales. The Company received a $15 million milestone payment as part of this agreement in 1997, which is included in other revenue. The Company could receive up to an additional $30 million based on the achievement of certain milestones, including European marketing clearance of Synagis. SmithKline Beecham
     In December 1997, the Company and SmithKline Beecham ("SB") entered into a strategic alliance to develop and commercialize human papillomavirus (HPV) vaccines for prevention of cervical cancer and genital warts. In exchange for exclusive worldwide rights to the Company's HPV technology, SB agreed to provide the Company with an up-front payment, future funding and potential developmental and sales milestones which together could total over $85 million, as well as royalties on any product sales. Under the terms of the agreement, the companies will collaborate on research and development activities. MedImmune will conduct Phase 1 and Phase 2 clinical trials and manufacture clinical material for those studies. SB is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities. In January 1998, the Company received a $15 million payment from SB and completed the sale of 166,820 shares of common stock to SB resulting in net proceeds to the Company of $5.0 million. Additionally $5.7 million of research funding associated with the agreement has been included in other revenues for the year ended December 31, 1998.
American Home Products
     On November 8, 1993, the Company signed definitive agreements with American Cyanamid Company to form an alliance in the United States for the development and marketing of three generations of products to prevent and treat respiratory syncytial virus (RSV) and for the marketing of a new anti-infective product, ZOSYN, developed by American Cyanamid. The parties agreed to co-promote and share profits or losses on the Company's RSV product, RespiGam, which was licensed for marketing by the United States Food and Drug Administration (FDA) on January 18, 1996. In 1994, AHP acquired American Cyanamid. In 1995 , the Company and AHP agreed to amend certain terms of their agreements entered into concurrently with the formation of their 1993 alliance. Pursuant to these amendments, AHP's funding obligations and co-promotion rights with respect to the second generation RSV monoclonal product developed by the Company were terminated, the Company returned its right to co-promote ZOSYN to AHP and AHP received a right to receive a royalty on any sales of the RSV monoclonal product. In addition, the Company's right to co-fund and to co-promote an RSV vaccine being developed by AHP was converted into the right to receive royalties on any sales of the vaccine. Revenue of $4.8 million in 1996 associated with these agreements is included as other revenue in the accompanying statements of operations. Additionally, $0.9 million of expense, $3.0 million of expense and $4.3 million of reimbursement for co-promotion activity has been added to and netted against selling, general and administrative expense for the years ended December 31, 1998, 1997 and 1996, respectively.

Zosyn is a registered trademark of American Home Products
     BioTransplant Incorporated
     In October 1995, the Company and BioTransplant, Incorporated
("BTI") formed a strategic alliance for the development of products to treat and prevent organ transplant rejection. The alliance is based upon the development of products derived from BTI's anti-CD2 antibody BTI-322, the Company's anti-T cell receptor antibody MEDI-500 and future generations of products derived from these two molecules, including, but not limited to, MEDI-507. Pursuant to the alliance, the Company received an exclusive worldwide license to develop and commercialize BTI-322 and any products based on BTI-322, with the exception of the use of BTI-322 in kits for xenotransplantation or allotransplantation. The

Company has paid BTI $4.5 million in license fees and research support through December 31, 1997. No payments were made in 1998. The Company has assumed responsibility for clinical testing and commercialization of any resulting products. BTI may receive milestone payments that could total up to an additional $11.0 million, as well as royalties on any sales of BTI-322, MEDI-500, MEDI-507 and future generations of these products, if any.
     Other Agreements
             The Company has entered into research, development and license agreements with various federal and academic laboratories and other institutions to further develop its products and technology and to perform clinical trials. Under these agreements, the Company is obligated to provide funding of approximately $8.8 million and $0.5 million in 1999 and 2000, respectively. The Company has also agreed to make milestone payments in the aggregate amount of $11.2 million on the occurrence of certain events such as the granting by the FDA of a license for product marketing in the U.S. for some of the product candidates covered by these agreements. In exchange for the licensing rights for commercial development of proprietary technology, the Company has agreed to pay royalties on sales using such licensed technologies.

14.  FORWARD EXCHANGE CONTRACTS
     Beginning in 1997, the Company entered into foreign forward exchange contracts to hedge against foreign exchange rate fluctuations that may occur on the Company's foreign currency denominated obligations. As of December 31, 1998 the Company had outstanding forward Deutsche mark contracts in the amount of $34.1 million, all expiring within one year. Fair value of the outstanding contracts at December 31, 1998 was $34.0 million, resulting in an unrealized loss of $0.1 million. Unrealized gains and losses on foreign forward exchange contracts that are designated and effective as hedges are deferred and recognized in the same period that the hedged obligation is recognized. The notional principal amounts for off-balance sheet instruments provide one measure of the transaction volume outstanding as of year end, and does not represent the amount of the Company's exposure to credit or market loss. The Company's exposure to market risk will vary over time as a function of currency rates.

15.  COMMITMENTS AND CONTINGENCIES
     Manufacturing, Supply and Purchase Agreements
     The Company has entered into manufacturing, supply and purchase agreements in order to provide production capability for CytoGam and RespiGam, and to provide a supply of human plasma for production of both products. No assurances can be given that an adequate supply of plasma will be available from the Company's suppliers. Human plasma for CytoGam and RespiGam is converted to an intermediate raw material (Fraction II+III paste) under two supply agreements with two vendors. This intermediate material is then supplied to the manufacturer of the bulk product, the State Lab. Pursuant to the agreements with the State Lab, the Company paid $12.9 million in 1998, $10.2 million in 1997, and $9.7 million in 1996 for production and process development. The Company has an informal arrangement with the State Lab for planned production of CytoGam through June 1999 for $8.0 million, subject to production level adjustments. Currently, no production of RespiGam is planned for the foreseeable future due to existing inventories and the market acceptance of Synagis. If the State Lab, which holds the sole product and establishment licenses from the FDA for the manufacture of CytoGam and RespiGam, is unable to satisfy the Company's requirements for CytoGam on a timely basis or is prevented for any reason from manufacturing CytoGam, the Company may be unable to secure an alternative manufacturer without undue and materially adverse operational disruption and increased cost. The Company also has an agreement with Connaught Laboratories to fill and package CytoGam through 2000.
     In December 1997, the Company entered into an agreement with Boehringer Ingelheim Pharma KG ("BI"), to provide supplemental manufacturing of the Company's second generation RSV product, Synagis. The Company paid $16.0 million in 1998 and $2.2 million in 1997 related to production and scale-up of production as part of this agreement. The Company has firm commitments with BI for planned production through 2001 for approximately 59.1 million Deutsche marks. Should the manufacturer be unable to supply Synagis to the Company for any reason, there can be no assurances that the Company will be able to secure an alternate manufacturer in a timely basis or without increased cost.

16.  OTHER OPERATING EXPENSES
     Other operating expenses in 1998 include the costs of start-up of the Frederick manufacturing facility and scale-up of production of Synagis at the Gaithersburg pilot plant and at a third-party manufacturer, BI, prior to the licensure of Synagis by the FDA. Expenses in 1998 also include $10.3 million for the buydown of certain Synagis royalty obligations prior to FDA approval in June 1998. The Company expects to incur significant start-up and scale-up costs throughout 1999, primarily for ongoing start-up activities at the Frederick manufacturing facility.

17.  PENSION PLAN
     The Company has a defined contribution 401(k) pension plan available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. The Company began employer contributions as of April 1, 1997. During 1998 and 1997, the Company contributed $222 and $122 respectively, in cash to the plan.

18.  SUBSEQUENT EVENT - COLLABORATIVE ARRANGEMENT
     In February 1999, the Company entered into an alliance with Ixsys, Inc. ("Ixsys"), to develop four monoclonal antibodies. The first of these products, Vitaxin, is currently being tested in a Phase 2 trial for cancer treatment by inhibition of angiogensis. The Company will provide three additional target antibodies to be optimized by Ixsys.
The Company would be responsible for clinical development, manufacturing, and commercialization of any resulting products. Concurrent with the signing of the agreements, the Company made a $6.4 million equity investment in Ixsys. The Company is obligated to provide research funding of $0.5 million in 1999. Ixsys may receive milestone payments that could total up to $35.0 million, as well as royalties on any sales, if any, of the products and future generation of such products, included in the agreement. Milestone payments due under the agreement, at the Company's option, may be made in the form of a purchase of the common stock of Ixsys, subject to certain terms and limitations.

Report of Independent Accountants
To the Board of Directors and Shareholders of MedImmune, Inc.

In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of MedImmune, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
January 25, 1999, except for Note 18 which is as of February 24, 1999

Report of Management

     The management of the Company is responsible for the preparation of the financial statements and related financial information included in this annual report. The statements were prepared in conformity with generally accepted accounting principles, and accordingly, include amounts that are based on informed estimates and judgments.
     Management maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and accurately recorded. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal accounting control and that the costs of such systems should not exceed the benefits expected to be derived. The Company continually reviews and modifies these systems, where appropriate, to maintain such assurance. The system of internal controls includes careful selection, training and development of operating and financial personnel, well-defined organizational responsibilities and communication of Company policies and procedures throughout the organization.
     The selection of the Company's independent accountants, PricewaterhouseCoopers LLP, has been approved by the Board of Directors and ratified by the shareholders. The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the Company's independent accountants and management to review the financial statements and related information and to confirm that they are properly discharging their responsibilities. In addition, the independent accountants and the Company's legal counsel meet with the

Audit Committee, without the presence of management, to discuss their findings and their observations on other relevant matters.
Recommendations made by PricewaterhouseCoopers LLP are considered and appropriate action is taken to respond to these recommendations.


/s/Wayne T. Hockmeyer, Ph.D.     /s/David M. Mott
Chairman and Chief Executive     Vice Chairman and Chief
Officer                          Financial Officer



/s/Lawrence C. Hoff
Chairman of the Audit Committee


         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                            PART III
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MEDIMMUNE, INC.

     Information with respect to directors is included in the Company's Proxy Statement to be filed pursuant to Regulation 14A (the "Proxy Statement") under the caption "Election of Directors," and such information is incorporated herein by reference. Set forth in Part I,
Item 1, are the names and ages (as of February 6, 1999), the positions and offices held by, and a brief account of the business experience during the past five years of each executive officer.

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

   a)  Documents filed as part of the Report

1.   Financial Statements and Supplemental Data

                a.  Balance Sheets at December 31, 1998 and 1997

                b.  Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996

                c.  Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996

                d. Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

                e.  Notes to Financial Statements

                f.  Report of Independent Accountant

                g.  Report of Management

2.  Supplemental Financial Statement Schedule
                 Schedule I - Valuation and Qualifying Accounts Page S-1


b)  Reports on Form 8-K
     Date Filed   Event Reported

     10/9/98 BioTransplant and MedImmune Announce Issuance of Second U.S. Patent Covering Medi-507 and BTI-322 Antibodies

     10/23/98     MedImmune Revenues Increase Nearly Four-Fold in
                  First Three Quarters of 1998

     11/13/98     MedImmune's Board of Directors Authorizes Two-For-
                  One Stock Split

     11/13/98     MedImmune Announces Issuance of U.S. Patent for
                  Synagis

     12/3/98      MedImmune and Pasteur Merieux Connaught Enter
                  Agreement to Develop Second Generation Vaccine for Lyme Disease

     12/10/98 MedImmune Reports CytoGam Receives FDA Approval for Expanded Indication

     12/16/98 MedImmune and Biotransplant Announce Initiation of Two New Clinical Studies and Orphan Drug
                  Designation of MEDI-507

     12/23/98     MedImmune Announces Synagis Publication
                  Pediatric Data Presented in the December Edition of the Journal of Infectious Diseases



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


                                MEDIMMUNE, INC.

                                     /s/ Wayne T. Hockmeyer
Date:  March 23, 1999                By:  Wayne T. Hockmeyer
                                     Chairman and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                                     /s/ Wayne T. Hockmeyer
Date:  March 23, 1999                Wayne T. Hockmeyer
                                     Chairman and
                                     Chief Executive Officer
                                     (Principal executive officer)

                                     /s/ David M. Mott
Date:  March 23, 1999                David M. Mott
                                     Vice Chairman and Chief
                                     Financial Officer (Principal
                                     financial and accounting officer)

                                     /s/ M. James Barrett
Date:  March 23, 1999                M. James Barrett, Director


Date:  March 23, 1999                /s/ Melvin D. Booth
                                     Melvin D. Booth, Director

                                     /s/ James H. Cavanaugh
Date:  March 23, 1999                James H. Cavanaugh, Director

                                     /s/ Barbara Hackman Franklin
Date:  March 23, 1999                Barbara Hackman Franklin,
                                     Director

                                     /s/ Lawrence C. Hoff
Date:  March 23, 1999                Lawrence C. Hoff, Director

                                     /s/ Gordon S. Macklin
Date:  March 23, 1999                Gordon S. Macklin , Director


                                     /s/ Franklin H. Top, Jr.
Date:  March 23, 1999                Franklin H. Top, Jr., Director

Schedule I
                             MedImmune, Inc.
                    Valuation and Qualifying Accounts
                             (in thousands)
                             Balance
                               at                             Balance
                            beginning                          at end
                                of                               of
       Description           period    Additions   Deductions  period
--------------------------  ---------  ----------  ---------- -------
For the year ended
     December 31, 1998
     Trade and Contract
Receivables Allowance          $3,294     $36,689   ($11,085)  $28,898
 Trade Receivables Bad
     Debt Reserve                 104         402       (238)      268
  Inventory Reserve                --      12,374     (2,702)    9,672
                               ------      ------     -------   ------
                               $3,398     $49,465   ($14,025)  $38,838
                               ======      ======      ======   ======
For the year ended
  December 31, 1997
Trade and Contract
  Receivables Allowance        $1,425      $4,036    ($2,167)   $3,294
Trade Receivables Bad
  Debt Reserve                    745          --       (641)      104
Inventory Reserve                   8          --         (8)       --
                               ------      ------     -------   ------
                               $2,178      $4,036    ($2,816)   $3,398
                               ======      ======     =======   ======
For the year ended
 December 31, 1996
 Trade and Contract
Receivables Allowance            $309      $2,136    ($1,020)   $1,425
 Trade Receivables Bad
     Debt Reserve                  21         724          --      745
 Inventory Reserve                417         249       (658)        8
                               ------      ------      ------   ------
                                 $747      $3,109    ($1,678)   $2,178
                               ======      ======      ======   ======







                                   S-1


c)   Item 601 Exhibits
 3.1(4)     Restated Certificate of Incorporation, dated May 14, 1991
 3.2(3)     By-Laws, as amended
 4.1 (19)   Amended and Restated Rights Agreement, dated as of October
            31, 1998, between MedImmune, Inc., and American Stock
            Transfer and Trust Company, as Rights Agent
10.1(1)(3)  License Agreement dated November 15, 1990 between the
            Company and Merck & Co., Inc. ("Merck")
10.1(3)     Plasma Supply Agreement dated May 31, 1990 between the
            Company and Plasma Alliance, Inc.
10.2(3)     Termination Agreement dated June 29, 1990 between the
            Company and Pediatric Pharmaceuticals, Inc. ("PPI") (formerly
            MedImmune, Inc.)
10.3(3)     RSV Research Agreement dated August 1, 1989 between the
            Company, PPI and the Massachusetts Health Research Institute, Inc.
            ("MHRI")
10.4(3)     RSV License Agreement dated August 1, 1989 between the
            Company, PPI and MHRI
10.5(3)     RSV Supply Agreement dated August 1, 1989 between the
            Company, PPI, MHRI and the Massachusetts Public Health Biologic
            Laboratory ("MPHBL")
10.6(3)     CMV License Agreement dated April 23, 1990 between the
            Company and MHRI
10.7(3)     First Amendment to CMV License Agreement dated May 3,
            1991 between the Company and MHRI
10.8(3)     CMV Research Agreement dated April 23, 1990 between the
            Company, MHRI and MPHBL
10.9(3)     License Agreement dated November 8, 1989 between the
            Company, PPI, and the Henry M. Jackson Foundation for the
            Advancement of Military Medicine ("HMJ")
10.11(1)(3) License Agreement dated November 15, 1990 between Company and Merek & Co., Inc.
10.10(3)    Research Agreement dated November 8, 1989 between the
            Company, PPI and HMJ
10.11(1)(3) Research and License Agreement dated April 1, 1990 between the Company and New York University
10.12(1)(3) Research and License Agreement dated January 2, 1991 between the Company and the University of Pittsburgh
10.13(3)    Patent License Agreement between the Company and the
            National Institutes of Health regarding parvovirus
10.14(3)    License Agreement dated September 1, 1988 between the
            Company and Albany Medical College of Union College
10.15(3)    License Agreement dated July 5, 1989 between the Company,
            Albert Einstein College of Medicine of Yeshiva University, The
            Whitehead Institute and Stanford University
10.16(3)    License Agreement dated July 1, 1989 between the Company
            and the National Technical Information Service ("NTIS")
10.17(3)    License Agreement dated September 1, 1989 between the
            Company and NTIS
10.18(5)    Form of Stock Option Agreement, as amended
                                   E-1
10.19(3)    Convertible Preferred Stock and Warrant Purchase Agreement
            between HCV, Everest Trust and the Company dated January 12, 1990 with form of Warrant
10.20(3)    Restated Stockholders' Agreement dated May 15, 1991
10.21(3)    Lease Agreement between Clopper Road Associates and the
            Company dated February 14, 1991
10.22(7)    1991 Stock Option Plan
10.23(3)    Sublease between the Company and Pharmavene, Inc.
10.24(4)    Agreement between New England Deaconess Hospital
            Corporation and the Company, dated as of August 1, 1991
10.25(1)(4) Research Collaboration Agreement between Merck and the
            Company effective as of November 27, 1991
10.26(1)(4) Co-promotion Agreement between Merck and the Company effective as of November 27, 1991
10.27(1)(4) License Agreement between Merck and the Company effective as of November 27, 1991
10.28(1)(5) Letter Agreement between Merck and the Company, dated
            January 26, 1993
10.29(1)(5) Termination, Purchase and Royalty Agreement between CLI and the Company, dated December 24, 1992
10.29.1(1)(12) Amendment to Termination, Purchase and Royalty
            Agreement between Connaught Technology Corporation and MedImmune,
            Inc. dated December 31, 1995
10.30(1)(5) Research and License Agreement between Cell Genesys, Inc.
            and the Company, dated April 29, 1992
10.31(a)(5) Unredacted pages 2-5 of Exhibit 10.31
10.31(5)    Form of 1993 Non-Employee Director Stock Option Plan
10.32(1)(8) Sponsored Research and License Agreement between
            Georgetown University and the Company dated February 25, 1993
10.33(1)(8) License Agreement between Roche Diagnostic Systems, Inc.
            and the Company dated March 8, 1993
10.34(1)(8) Pip/Tazo Co-Promotion Agreement between American Cyanamid
            Company and the Company dated November 8, 1993
10.34.1(12) Agreement dated October 26, 1995 between American
            Cyanamid Company and the Company
10.35(1)(8) RSVIG Co-Development and Co-Promotion Agreement between
            American Cyanamid Company and the Company dated November 8, 1993
10.35.1(12) Agreement dated October 26, 1995 between American
            Cyanamid Company and the Company
10.36(1)(8) RSV MAB Co-Development and Co-Promotion Agreement between
            American Cyanamid Company and the Company dated November 8, 1993
10.36.1(12) Agreement dated October 26, 1995 between American
            Cyanamid Company and the Company
10.37(1)(8) RSV Vaccine Co-Development and Co-Promotion Agreement
            between American Cyanamid Company and the Company dated November 8,
            1993
10.37.1(12) Agreement dated October 26, 1995 between American
            Cyanamid Company and the Company
                                   E-2
10.38(1)(10) Fraction II + III Paste Supply Agreement between Baxter
            Healthcare Corporation and the Company dated September 1,   1994
10.39(11)   Employment Agreement between David P. Wright and the
            Company dated January 2, 1995
10.40(11)   Employment Agreement between Bogdan Dziurzynski and the
            Company dated February 1, 1995
10.41(11)   Employment Agreement between Wayne T. Hockmeyer and the
            Company dated February 1, 1995
10.42(11)   Employment Agreement between David M. Mott and the   Company
            dated February 1, 1995
10.43(11)   Employment Agreement between Franklin H. Top, Jr. and the
            Company dated February 1, 1995
10.44(11)   Employment Agreement between James F. Young and the  Company dated February 1, 1995
10.45(1)(11) License Agreement between Symbicom AB and the Company dated May 20, 1994
10.46(1)(11) License Agreement between the University of Kentucky
             Research Foundation and the Company effective June 10, 1994 10.47(1)(11) Research and Development Agreement between the University of
             Kentucky Research Foundation and the Company effective June 10,
             1994
10.48(1)(11) Research and License Agreement between Washington
            University and the Company effective July 1, 1994
10.49(1)(11) Research and License Agreement between Washington
            University and the Company effective  March 1, 1995
10.50(1)(9) License Agreement between Baxter Healthcare Corporation and MedImmune, Inc. effective June 2, 1995
10.51(1)(9) Stock Purchase Agreement between Baxter Healthcare
            Corporation and MedImmune, Inc. dated June 22, 1995
10.52(2)(10) Alliance Agreement between BioTransplant, Inc. and
            MedImmune,  Inc. dated October 2, 1995
10.53(12)   Stock Purchase Agreement dated October 25, 1995 between
            MedImmune, Inc. And American Home Products
10.54(2)(12) Collaboration and License Agreement dated as of July 27,
            1995 between MedImmune, Inc. And Human Genome Sciences, Inc.
10.55(12)   Stipulation of Settlement in reference to MedImmune, Inc.
            Securities Litigation, Civil Action No. PJM93-3980
10.56(2)(13) Plasma Supply Agreement dated effective as of February 8,
            1996, by and between DCI Management Group, Inc. and MedImmune, Inc.
10.58(2)(13) License and Research Support Agreement dated as of April
            16, 1996, between The Rockefeller University and MedImmune, Inc.
10.59(14)   First Amendment of Lease Between Clopper Road Associates
            and MedImmune, Inc. dated June 8, 1993.
10.60(14)   Second Amendment of Lease Between Clopper Road Associates
            and MedImmune, Inc. dated June 30, 1993.

                                   E-3
10.61(14)   Third Amendment of Lease between Clopper Road Associates
            and MedImmune, Inc. effective as of January 1, 1995.
10.62(14)   Fourth Amendment of Lease between Clopper Road Associates
            and MedImmune, Inc. dated October 3, 1996.
10.63(14)   Fifth Amendment of Lease between Clopper Road Associates
            and MedImmune, Inc. dated October 3, 1996.
10.64(1)(14) Engineering, Procurement, Construction and Validation
            Services Agreement between MedImmune, Inc. and Fluor Daniel, Inc.
            effective as of July 31, 1996.
10.65(2)(14) Research and License Agreement between OraVax Merieux Co.
            and MedImmune, Inc. effective as of November 1, 1996.
10.66  (15) Employment Agreement between Wayne T. Hockmeyer and
            MedImmune, Inc. effective April 1, 1997.
10.67  (15) Employment Agreement between David M. Mott and MedImmune,
            Inc. effective April 1, 1997.
10.68  (15) Employment Agreement between Franklin H. Top and
            MedImmune, Inc. effective April 1, 1997.
10.69  (15) Employment Agreement between David P. Wright and
            MedImmune, Inc. effective April 1, 1997.
10.70  (15) Employment Agreement between James F. Young and
            MedImmune, Inc. effective April 1, 1997.
10.71  (15) Employment Agreement between Bogdan Dziurzynski and
            MedImmune, Inc. effective April 1, 1997.
10.72  (16) Master Loan & Security Agreement, dated June 16, 1997 by and between Transamerica and MedImmune, Inc.
10.73 (1)(16)  Patent License Agreement, (MEDI-493) dated July 17, 1997 by and between Protein Design Labs and MedImmune, Inc.
10.74 (1)   Patent License Agreement, (MEDI-507) dated July 17, 1997 by and between Protein Design Labs and MedImmune, Inc.
10.75 (17)  Sixth Amendment of Lease between ARE-QRS Corp. and
            MedImmune, Inc. dated September 10, 1997.
10.76(1)(17) Co-Promotion Agreement between Abbott Laboratories and
            MedImmune, Inc. dated November 26, 1997
10.77(1)(17) Contract Research and Development Agreement between
            MedImmune, Inc. and Dr. Karl Thomae GmbH dated November 27, 1997.
10.78(1)(17) Manufacturing Agreement between MedImmune, Inc. and Dr.
            Karl Thomae GmbH dated November 27, 1997.
10.79(1)(17) Distribution Agreement between MedImmune, Inc. and Abbott
            International, Ltd. dated November 26, 1997.
10.80(1)(17) License Agreement between Loyola University of Chicago and MedImmune, Inc. dated December 3, 1997.
10.81(1)(17) Research Collaboration and License Agreement between
            SmithKline Beecham and MedImmune, Inc. dated December 10, 1997.
10.82   (18) Termination of MEDI-SB Letter Agreement of October 10, 1996
10.83   (18) Second Amendment between MedImmune, Inc. and Lonza
            Biologics PLC of 228 Bath Road, Slough, Berkshire SL1 4DY England

                                   E-4
10.84       Employment Agreement between Wayne T. Hockmeyer and
            MedImmune,  Inc. effective November 1, 1998.
10.85       Employment Agreement between Melvin Booth and MedImmune,
            Inc. effective November 1, 1998.
10.86       Employment Agreement between David M. Mott and MedImmune,
            Inc. effective November 1, 1998.
10.87       Employment Agreement between Franklin H. Top and MedImmune,
            Inc. effective November 1, 1998.
10.88       Employment Agreement between David P. Wright and  MedImmune,
            Inc. effective November 1, 1998.
10.89       Employment Agreement between James F. Young and   MedImmune,
            Inc. effective November 1, 1998.
10.90       Employment Agreement between Bogdan Dziurzynski and
            MedImmune,  Inc. effective November 1, 1998.
10.91 (2)   License Agreement between Connaught Laboratories, Inc.
            and MedImmune, Inc. effective November 20, 1998.
10.92 (2)   Termination of Purchase and Royalty Agreement Second
            Amendment between Connaught Technology Corporation and MedImmune,
            Inc. effective September 30, 1998.
10.93       Purchase Contract Agreement between Aid Association and
            MedImmune, Inc. effective November 25, 1998.
10.94       Seventh Amendment of Lease between ARE-QRS CORP. and
            MedImmune,  Inc. effective August 1, 1998.

23.1        Consent of Independent Accountants

______________
(1) Confidential treatment has been granted by the SEC. The copy filed as an exhibit omits the information subject to the confidentiality grant.
(2) Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.
(3) Incorporated by reference to exhibit filed in connection with the Company's Registration Statement No. 33-39579.
(4) Incorporated by reference to exhibit filed in connection with the Company's Registration Statement No. 33-43816.
(5) Incorporated by reference to exhibit filed in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(6) Incorporated by reference to exhibit filed in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
(7) Incorporated by reference to exhibit filed in connection with the Company's Registration Statement No. 33-46165.
(8) Incorporated by reference to exhibit filed in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
(9) Incorporated by reference to exhibit filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1995.
                                   E-5
(10)        Incorporated by reference to exhibit filed in connection
            September 30, 1995.
(11) Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31, 1994.
(12) Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31, 1995.
(13) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996.
(14) Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31, 1996.
(15) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997.
(16) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.
(17) Incorporated by reference to exhibit filed with the Company's annual Report on Form 10-K for December 31, 1997.
(18) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
(19) Incorporated by reference to Exhibit 99.2 filed with the Company's Registration Statement on Form 8A/A, filed with the Securities and Exchange Commission on December 1, 1998.