Form 10-Q
period 1999-03-31
MEDIMMUNE INC /DE
filed 1999-05-14
CIK 873591

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1999, 55,622,518 shares of Common Stock, par value $0.01 per share, were outstanding.

                                 MEDIMMUNE, INC.
                               Index to Form 10-Q



Part I  Financial                                         Page

     Item 1.   Financial Statements
                 Balance Sheets                             1
                 Statements of Operations                   2
                 Condensed Statements of Cash Flows         3
                 Notes to Financial Statements            4-7

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                             8-11

Part II  Other Information                              11-12

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K


     CytoGam and RespiGam are registered trademarks of the Company and Synagis is a trademark of the Company.

ITEM 1.                     FINANCIAL STATEMENTS
                                 MEDIMMUNE, INC.
                                 BALANCE SHEETS
(in thousands, except share data)
                                                   March 31,    December 31,
                                                      1999          1998
                                                   ----------    ----------
ASSETS:                                           (Unaudited)
  Cash and cash equivalents                         $  30,090        $ 37,959
  Marketable securities                               163,964          96,923
  Trade receivables, net                               39,586          31,682
  Contract receivables, net                             2,743           3,155
  Inventory, net                                       17,163          19,760
  Deferred tax assets                                  21,568          22,595
  Other current assets                                    929           4,292
                                                    ----------      ----------
    Total Current Assets                              276,043         216,366
  Property and equipment, net                          76,249          74,822
  Inventory-noncurrent                                  4,312           4,949
  Deferred tax assets, net                             51,917          54,923
  Other assets                                          8,320           2,060
                                                    ----------      ----------
Total Assets                                         $416,841        $353,120
                                                    ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable, trade                            $  2,045        $  4,052
  Accrued expenses                                     48,877          33,397
  Product royalties payable                            17,544          14,948
  Accrued interest                                      1,515           2,580
  Other current liabilities                             2,904           2,993
                                                    ---------       ----------
    Total Current Liabilities                          72,885          57,970
  Long-term debt                                       80,926          83,195
  Other liabilities                                     2,130           2,122
                                                    ----------      ----------
    Total Liabilities                                 155,941         143,287
                                                    ----------      ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    5,524,525 shares; none issued or outstanding           --              --
  Common stock, $.01 par value; authorized
   120,000,000 shares; issued and outstanding
    55,622,518 at March 31, 1999 and
    54,654,842 at December 31, 1998                       556             547
  Paid-in capital                                     311,541         289,318
  Accumulated deficit                                 (51,197)        (80,032)
                                                     ---------       ---------
    Total Shareholders' Equity                        260,900         209,833
                                                     ---------       ---------
    Total Liabilities and Shareholders' Equity       $416,841        $353,120
                                                     =========       =========


The accompanying notes are an integral part of these financial statements.

                                    MEDIMMUNE, INC.
                               STATEMENTS OF OPERATIONS
                                      (Unaudited)

  (in thousands except per share data)
                                                     For the
                                                Three months ended
                                                     March 31,
                                                -----------------
                                               1999              1998
                                              -------           -------
  Revenues:
    Product sales                            $126,996           $42,893
    Other                                       1,725            16,445
                                             --------           --------
             Total revenues                   128,721            59,338

  Costs and Expenses:
    Cost of sales                             31,267            22,275
    Research and development                   8,783             5,668
    Selling, administrative and general       37,049            12,926
    Other operating expenses                   5,868             5,802
                                             --------          --------
             Total expenses                   82,967            46,671
                                             --------          --------

  Operating Income                            45,754            12,667
    Interest income                            2,187             1,700
    Interest expense                            (928)           (1,162)
                                             --------          --------
  Income before income taxes                  47,013            13,205
  Provision for income taxes                  18,178               -
                                             --------          --------
  Net earnings                               $28,835           $13,205
                                             ========          ========
  Basic earnings per share                     $0.52             $0.25
                                             ========          ========
  Shares used in calculation
  of basic earnings per share                 55,162            51,888
                                             ========          ========

  Diluted earnings per share                   $0.45             $0.22
                                             ========          ========
  Shares used in calculation of
    diluted earnings per share                65,468            63,155
                                             ========          ========

The accompanying notes are an integral part of these financial statements.

                 MEDIMMUNE, INC.
        CONDENSED STATEMENTS OF CASH FLOWS
                   (Unaudited)
  (in thousands)                                        For the
                                                  three months ended
                                                      March 31,
                                                    1999       1998
                                                   --------  --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                   $28,835      $13,205
    Noncash items:
      Deferred taxes                                18,103          -
      Depreciation and amortization                    848          632
      Amortization of discount on marketable
       securities                                    (343)        (413)
      Other                                           (663)        (445)
    Other changes in assets and liabilities         14,179       (2,181)
                                                   --------     --------
        Net cash provided by operating
        activites                                   60,959       10,798
                                                   --------     --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in marketable securities              (66,698)     (68,177)
    Capital expenditures                            (1,583)      (1,114)
    Other                                           (6,350)           -
                                                   --------     --------
         Net cash provided by investing
         activities                                (74,631)     (69,291)
                                                   --------     --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common
         stock and exercise of stock options         8,160       73,776
    Decrease in long-term debt                      (2,357)        (516)
                                                   --------     --------
         Net cash provided by financing
         activities                                  5,803       73,260
                                                   --------     --------
  Net (decrease) increase in cash and cash
       equivalents                                  (7,869)      14,767
  Cash and cash equivalents at beginning
       of period                                    37,959       29,984
                                                   --------     --------
  Cash and cash equivalents at end of period       $30,090      $44,751
                                                   ========     ========

The accompanying notes are an integral part of these financial statements.

                                 MEDIMMUNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
General
The financial information presented as of March 31, 1999, and for the three months ended March 31, 1999 and 1998, is unaudited. In the opinion of the Company's management, the financial information contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of such financial information.

Inventory
Inventory net of reserves, consists of the following (in thousands):

                                   March 31,      December 31,
                                     1999             1998
                                 -------------    -------------
      Raw Materials                 $8,802          $9,794
      Work in Process                7,957           9,188
      Finished Goods                 4,716           5,727
                                    -------        --------
                                    21,475          24,709
      Less noncurrent inventory     (4,312)         (4,949)
                                    -------        --------
                                   $17,163         $19,760
                                   ========        ========

The Company has purchased plasma and other raw materials for use in production in the Company's Frederick manufacturing facility, which is subject to U.S. Food and Drug Administration ("FDA") licensure and approval. Due to the uncertainty surrounding the likelihood and timing of FDA approval, all inventory for this facility has been classified as noncurrent in the accompanying balance sheet.

As a result of the June 1998 FDA approval of the Company's second generation RSV product, Synagis, and the market acceptance of Synagis, the Company reserved approximately $9.2 million against its RespiGam inventory in the second quarter of 1998, as no further significant product sales are expected to result from this inventory in the foreseeable future. As of March 31, 1999, approximately $8.0 million of the reserve remains. The remaining RespiGam plasma inventory of $2.7 million has been written down to the value the Company expects to recover upon sale to third parties. Should the Company be unable to sell the plasma at its net book value, a further adjustment in a subsequent quarter may be necessary.

Finished goods at March 31, 1999 and December 31, 1998 include approximately $1.6 million of by-products that result from the production of the Company's principal products at one of its contract manufacturers and are held for resale. The March 31, 1999 and December 31, 1998 balances are net of a reserve of $1.6 million.

Property and Equipment
Property  and  equipment,   stated  at  cost,  consists  of  the  following  (in
thousands):

                                            March 31,      December 31,
                                              1999             1998
                                          ------------     ------------

      Land                                   $ 2,147           $ 2,147
      Buildings & building improvements        7,489             7,085
      Leasehold improvements                  13,235            12,736
      Laboratory, manufacturing and
      facilities equipment                    11,318            10,841
      Office furniture, computers, and
      equipment                                5,953             5,739
      Construction in progress                48,748            48,067
                                             ---------        --------
                                              88,890            86,615
      Less accumulated depreciation and
      amortization                           (12,641)          (11,793)
                                             ---------        ---------
                                             $76,249           $74,822
                                             =========        =========

Construction in progress includes costs incurred in connection with the design and construction of the Company's manufacturing facility and includes capitalized interest costs of $6.0 million and $5.3 million at March 31, 1999 and December 31, 1998, respectively.

Buildings includes the purchase in December 1998 of a new facility in Frederick, Maryland. This facility is expected to provide additional warehouse and administrative space. Buildings also includes costs associated with the portions of the Company's manufacturing facility placed in service during 1998. Construction of the manufacturing facility is complete and validation and start-up activities are ongoing. The Company will continue to capitalize costs, primarily capitalized interest, related to the facility until placed in service. The portions of the facility that are subject to inspection and approval by the FDA will be placed in service and depreciation will commence upon receipt of such approval.

Income Tax Provision
The income tax provision in the current quarter has been computed using an effective combined federal and state tax rate of 38.6%. The cash obligation of such provision has been offset by the utilization of deductions generated by the exercise of stock options and the utilization of deferred taxes, comprised mostly of net operating loss carryforwards. As required, the tax benefit of stock option exercise deductions has been recorded directly to stockholders' equity.

Earnings per Share
The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding and the dilutive common stock equivalents outstanding during the period. The dilutive effect of convertible debt is measured using the "if converted" method. The dilutive effect of stock options is measured using the treasury stock method. Common stock equivalents are not included in periods where there is a loss as they are anti-dilutive. The following is a reconciliation of the numerators and denominators of the diluted EPS computation for the periods reported.

                                             March 31,        March 31,
                                               1999             1998
                                             ----------      ----------
Numerator:
Net earnings                                   $ 28,835        $13,205

Interest on 7% convertible notes, net of
amounts capitalized and for 1999, net of
related taxes                                       358            578
                                               ---------      ---------
Numerator for diluted EPS                      $ 29,193        $13,783
                                               =========      =========
Denominator:
Weighted average shares outstanding             55,162          51,888

Effect of dilutive securities:

Stock options                                    4,208           5,169
7% convertible notes                             6,098           6,098
                                              ---------        --------
Denominator for diluted EPS                     65,468          63,155
                                              =========        ========

Options to purchase 1,315,100 shares of common stock with prices ranging from $55.00 to $59.50 per share were outstanding in the first quarter of 1999 and options to purchase 386,800 shares of common stock with prices ranging from $24.75 to $28.13 per share were outstanding in the first quarter of 1998, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Restatements
Prior year share and per share amounts have been restated to give effect to the two-for-one stock split on December 31, 1998.

New Accounting Pronouncement
Derivative Instruments and Hedging Activities
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by January 1, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a material effect on the earnings or financial position of the Company.

ITEM 2.
                                 MEDIMMUNE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Product sales increased 196% to $127.0 million in first quarter 1999 from $42.9 million in first quarter 1998, principally due to sales of Synagis. Sales of Synagis for the 1999 quarter were $116.2 million and during the 1998/1999 respiratory syncytial virus ("RSV") season totaled $226.0 million. Synagis sales in the first quarter of 1999 included $1.5 million of international sales to the Company's exclusive international distributor of Synagis, Abbott Laboratories. RespiGam sales of $0.3 million were recorded in first quarter 1999 versus $32.1 million in first quarter 1998, reflecting the shift in customer demand from RespiGam to Synagis for prevention of RSV disease and adequate levels of inventories of RespiGgam at wholesalers and hospitals. CytoGam sales decreased 10% to $9.7 million in the 1999 quarter from $10.8 million in first quarter 1998 reflecting a change in the sales mix of domestic versus international units, (international units have a lower selling price) and an increase in government rebate allowances, offset by a 9% increase in total units sold. Product sales in the 1999 quarter also include $0.8 million of by-product sales. Other revenues in the 1999 first quarter of $1.7 million primarily reflect payments from SmithKline Beecham ("SKB") for development of a human papillomavirus vaccine while the 1998 quarter included a $15.0 million payments from SKB upon signing of the collaborative alliance.

Gross margins improved to 75% in the first quarter of 1999 versus 48% in the first quarter of 1998. Gross margins in 1999 were favorably impacted by Synagis sales, which carry a significantly lower per-unit cost than the Company's plasma-derived products.

Research, development and clinical spending increased 55% to $8.8 million in the first quarter of 1999 from $5.7 million in the first quarter of 1998. Expenses in 1999 include costs of the Company's congenital heart disease clinical trial using Synagis and various clinical studies relating to MEDI-507, the Company's anti-CD2 monoclonal antibody.

Selling, administrative and general expenses increased to $37.0 million in this year's quarter from $12.9 million in the 1998 quarter, an increase of 187%. Expenses in 1999 include increased marketing and selling expenses as well as commission charges and co-promotion expenses to the Ross Products Division of Abbott Laboratories, all in connection with the launch and continued promotion of Synagis. Marketing, selling and co-promotion expenses for Synagis are expected to continue to be higher than those for RespiGam or CytoGam.

Other operating expenses of $5.9 million in the 1999 period increased from $5.8 million in the 1998 period. Costs in 1998 include scale-up of production for Synagis at a third-party manufacturer as well as start-up activities at the Company's pilot plant and Frederick Manufacturing Center ("FMC"), while costs in 1999 include ongoing start-up and validation activities at the FMC.

Interest income of $2.2 million was earned in the 1999 first quarter, compared to $1.7 million in the first quarter of 1998 reflecting higher cash balances available for investment, partially offset by a decrease in interest rates which lowered the overall portfolio yield. Interest expense of $1.0 million and $1.2 million was incurred in the 1999 and 1998 quarters, respectively, reflecting primarily interest due on the Company's convertible debt, net of capitalized interest.

An income tax provision of $18.2 million was recorded for the first quarter of 1999. No income tax provision was recorded in the first quarter of 1998, due to the existence of net operating loss carryforwards as well as uncertainty surrounding achievement of profitability for the entire year.

Net earnings in the 1999 first quarter were $28.8 million, or $0.52 basic and $0.45 diluted earnings per share. Shares used in computing basic and diluted earnings per share in 1999 were 55.2 million and 65.5 million, respectively. Net earnings for the first quarter of 1998 were $0.25 basic and $0.22 diluted earnings per share. Shares used in computing basic and diluted earnings per share in 1998 were 51.9 million, and 63.2 million shares, respectively.

Quarterly financial results may vary significantly due to seasonality of Synagis product sales as well as fluctuations in CytoGam sales, milestone payments, research funding and expenditures for research, development and marketing. Synagis sales are expected to occur primarily during, and in proximity to, the
RSV  season,   which  typically  occurs  in  the  Northern Hemisphere  between
October and April. The Company believes that most of the Synagis needed for the 1998/1999 RSV season in the U.S. was purchased prior to the end of the first quarter 1999, and therefore, no further significant sales are expected for this season.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at March 31, 1999 were $194.1 million compared to $134.9 million at 1998 year end. Net cash provided by operating activities in the three months ended March 31, 1999 was $61.0 million, reflecting primarily the net earnings for the 1999 quarter and an increase in accrued expenses and royalties payable. Capital expenditures of $1.6 million, net of capitalized interest, for the quarter were primarily for lab equipment and facilities expansion and improvements at the Company's Gaithersburg manufacturing facility. The Company's existing funds at March 31, 1999, together with funds expected to be generated from product sales and investment income, are expected to provide sufficient liquidity to meet the anticipated needs of the business for the foreseeable future, absent the occurrence of any unforeseen events.

YEAR 2000 READINESS

The Company has established a Year 2000 Project Team comprised of representatives from key functional areas to complete a review of its internal and external systems for Year 2000 readiness. The Year 2000 issue is expected to affect the systems of the Company and various entities with which the Company interacts, including the Company's marketing partners, suppliers and various vendors. The Year 2000 Project is designed to address three major areas: (1) information technology systems, (2) hardware, equipment and instrumentation, including embedded systems, and (3) third party relationships. The Company's plan involves inventorying, assessing and prioritizing those items which have Year 2000 implications; remediating (repairing, replacing or upgrading) non-compliant items; testing items with major exposure to ensure compliance; and developing contingency plans to minimize potential business interruption. The inventory, assessment and prioritization phase of the project is substantially complete.

With regard to the Company's information technology systems, hardware, equipment and instrumentation, the Company has identified mission critical and non-critical items and is in the process of updating and/or replacing items that are non-compliant. The Company believes that it should be able to substantially complete implementation of critical aspects of its Year 2000 plan prior to the commencement of the year 2000. Because the Company has relied primarily on off-the-shelf software for its information technology needs and because much of the hardware, equipment and instrumentation is currently compliant, the Company does not anticipate that the costs for internal remediation efforts will be significant. The Company does not separately track the internal costs of its Year 2000 compliance efforts and therefore these costs are unknown. As of March 31, 1999, the Company estimates that it has spent no more than $75,000 replacing, upgrading or repairing the systems and/or equipment that are non-compliant and expects the cost to complete these efforts should not exceed $300,000. The Company presently anticipates that its remediation efforts will be substantially complete by June 1, 1999. Testing of certain business critical items is expected to be completed by the third quarter 1999.

In addition to the risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is in varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include, but are not limited to, third party manufacturers, suppliers, customers, and distributors. The Company has identified and visited the facilities of third parties with whom the Company has material relationships to assess their Year 2000 readiness. Critical systems and Year 2000 plans were reviewed. The Company may also be affected by the failure of other third parties to be Year 2000 compliant even if they do not do business directly with the Company. For example, the failure of state, federal and private payers or reimbursers to be Year 2000 compliant and thus unable to make timely, proper or complete payments to sellers and users of the Company's products, could have a material adverse effect on the Company.

The Company does not currently have a Year 2000 contingency plan established. The Company expects to have finalized a contingency plan which will address the most likely worst case Year 2000 scenario by mid- 1999. The Company believes that its most likely worst case scenario would be delays in product shipments due to a complete or partial manufacturing shutdown. To mitigate this risk, the Company plans, among other things, to stock extra inventory.

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


                           --------------------

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

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of  Matters to a Vote of  Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:

          10.95 Research and Assignment and License Agreement, dated as of February 24, 1999 by and between IXSYS, Inc. and MedImmune, Inc.
          10.96 License Agreement, dated as of February 24, 1999 by and between IXSYS, Inc. and MedImmune, Inc.
          10.97     Selection Agreement, dated as of February 24, 1999 by
                    and between IXSYS, Inc. and MedImmune, Inc.
          10.98     Stock Purchase Agreement, dated as of February 24, 1999
                    by and between IXSYS, Inc. and MedImmune, Inc.


          b)   Reports on Form 8-K:

               Report Date  Event reported
               2/1/99       MedImmune Reports Record Year

               2/26/99      MedImmune and IXSYS Enter Four Product
                                Antibody Alliance


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MEDIMMUNE, INC.
                                  (Registrant)




Date: May 14, 1999           /s/David M. Mott
                             Vice Chairman and Chief Financial Officer