Form 10-Q
period 1999-08-13
MEDIMMUNE INC /DE
filed 1999-08-13
CIK 873591

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1999, 56,626,419 shares of Common Stock, par value $0.01 per share, were outstanding.


                                 MEDIMMUNE, INC.
                               Index to Form 10-Q




Part I   Financial Information                                                                            Page

         Item 1.   Financial Statements

                           Balance Sheets                                                                  3
                           Statements of Operations                                                        4
                           Condensed Statements of Cash Flows                                              5
                           Notes to Financial Statements                                                   6-8

         Item 2.     Management's Discussion and Analysis of FinancialCondition
                     and Results of Operations                                                             14

Part II   Other Information                                                                                15-16

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K


CytoGam, RespiGam, and Synagis are registered trademarks of the Company.







ITEM 1.

                              FINANCIAL STATEMENTS
                                 MEDIMMUNE, INC.
                                 BALANCE SHEETS

(in thousands, except share data)

                                                June 30,     December 31,
                                                  1999         1998
                                               ---------    ---------
ASSETS:                                        (Unaudited)
Cash and cash equivalents                      $   6,347    $  37,959
Marketable securities                            177,885       96,923
Trade receivables, net                              --         31,682
Contract receivables, net                          2,274        3,155
Inventory, net                                    15,887       19,760
Deferred tax assets                               12,183       22,595
Other current assets                               7,054        4,292
                                               ---------    ---------
Total Current Assets                             221,630      216,366

Property and equipment, net                       77,265       74,822
Inventory, noncurrent                              5,096        4,949
Deferred tax assets                               83,618       54,923
Other assets                                       8,227        2,060
                                               ---------    ---------
Total Assets                                   $ 395,836    $ 353,120
                                               =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                               $   2,072    $   4,052
Accrued expenses                                  20,954       33,397
Product royalties payable                         12,249       14,948
Accrued interest                                   2,559        2,580
Other current liabilities                          3,014        2,993
                                               ---------    ---------
Total Current Liabilities                         40,848       57,970

Long-term debt                                    80,236       83,195
Other liabilities                                  2,131        2,122
                                               ---------    ---------
Total Liabilities                                123,215      143,287
                                               ---------    ---------
Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized
5,524,525 shares; none issued or outstanding        --           --
Common stock, $.01 par value; authorized
120,000,000 shares; issued and outstanding
56,626,419 at June 30, 1999 and
54,654,842 at December 31, 1998                      566          547
Paid-in capital                                  333,613      289,318
Accumulated deficit                              (61,558)     (80,032)
                                               ---------    ---------
Total Shareholders' Equity                       272,621      209,833
                                               ---------    ---------
Total Liabilities and Shareholders' Equity     $ 395,836    $ 353,120
                                               =========    =========

The accompanying notes are an integral part of these financial statements.

                                 MEDIMMUNE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

(in thousands except per share data)

                                                            For the                 For the
                                                      Three months ended        Six months ended
                                                           June 30,                 June 30,
                                                        1999        1998         1999        1998
                                                    --------    --------    ---------    --------
Revenues:
Product sales                                       $  8,200    $  8,150    $ 135,196    $ 51,043
Other                                                  2,039      16,441        3,764      32,886
                                                    --------    --------    ---------    --------
Total revenues                                        10,239      24,591      138,960      83,929
                                                    --------    --------    ---------    --------
Costs and Expenses:
Cost of sales                                          4,554      14,483       35,821      36,758
Research and development                               8,852       7,327       17,635      12,995
Selling, administrative and general                    9,866       3,218       46,915      16,144
Other operating expenses                               6,016      19,136       11,884      24,938
                                                    --------    --------    ---------    --------
Total expenses                                        29,288      44,164      112,255      90,835
                                                    --------    --------    ---------    --------
Operating (loss) income                              (19,049)    (19,573)      26,705      (6,906)
Interest income                                        2,576       1,861        4,763       3,561
Interest expense                                        (905)       (856)      (1,833)     (2,018)
                                                    --------    --------    ---------    --------
(Loss) income before income taxes                    (17,378)    (18,568)      29,635      (5,363)
(Benefit) provision for income taxes                  (7,017)       --         11,161        --
                                                    --------    --------    ---------    --------
Net (loss) earnings                                 ($10,361)   ($18,568)   $  18,474    ($ 5,363)
                                                    ========    ========    =========    ========
Basic (loss) earnings per share                     ($  0.19)   ($  0.35)   $    0.33    ($  0.10)
                                                    ========    ========    =========    ========
Shares used in calculation of basic (loss)
earnings per share                                    55,972      53,054       55,570      52,469
                                                    ========    ========    =========    ========
Diluted (loss) earnings per share                   ($  0.19)   ($  0.35)   $    0.29    ($  0.10)
                                                    ========    ========    =========    ========
Shares used in calculation of
diluted (loss) earnings per share                     55,972      53,054       65,682      52,469


The accompanying notes are an integral part of these financial statements.



                                 MEDIMMUNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)

                                                                                  For the
                                                                              six months ended
                                                                                  June 30,

                                                                              1999          1998
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                       $ 18,474       ($ 5,363)
Noncash items:
Deferred taxes                                                              10,762            --
Depreciation and amortization                                                1,842          1,422
Amortization of discount on marketable securities                             (467)          (853)
Inventory reserve                                                           (1,597)        10,557
Other                                                                          179         (1,236)
Other changes in assets and liabilities                                     18,027          3,097
                                                                          --------       --------
Net cash provided by operating activities                                   47,220          7,624
                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in marketable securities                                          (80,495)       (74,248)
Capital expenditures                                                        (4,267)        (2,039)
Investment in strategic alliance                                            (6,350)            --
                                                                          --------       --------
Net cash used in investing activities                                      (91,112)       (76,287)
                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
and exercise of stock options                                               15,269         74,617
Decrease in long-term debt                                                  (2,989)          (414)
                                                                          --------       --------
Net cash provided by financing activities                                   12,280         74,203
                                                                          --------       --------
Net (decrease) increase in cash and cash equivalents                       (31,612)         5,540
Cash and cash equivalents at beginning of period                            37,959         29,984
                                                                          --------       --------
Cash and cash equivalents at end of period                                $  6,347       $ 35,524
                                                                          ========       ========

  The accompanying notes are an integral part of these financial statements.


                                 MEDIMMUNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


General
The financial information presented as of June 30, 1999, and for the periods ended June 30, 1999 and 1998, is unaudited. In the opinion of the Company's management, the financial information contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of such financial information.

Accounts  Receivable
Due to the cyclical nature of the Company's products, a significant decrease in sales and trade accounts receivable occurred in the second quarter of 1999. In addition, reserve balances exist for RespiGam returns that are still expected to occur and Synagis government rebate allowances relating to sales during the 1998/1999 season are higher than the offsetting receivables balances due to the later processing cycle by certain states for these rebates. As a result of these factors, trade accounts receivable at June 30, 1999 carries a net credit balance. This net credit balance has been reclassified to accrued expenses for financial statement presentation.

Inventory
Inventory, net of reserves, is comprised of the following (in thousands):

                                           June 30,  December 31,
                                           1999          1998
                                          --------    --------
  Raw Materials                          $  6,934    $  9,794
  Work in Process                           9,147       9,188
  Finished Goods                            4,902       5,727
                                          --------    --------
                                           20,983      24,709
  Less noncurrent                          (5,096)     (4,949)
                                          --------    --------
                                          $ 15,887    $ 19,760
                                          ========    ========

As a result of the June 1998 FDA approval and the subsequent market acceptance of Synagis, the Company reserved approximately $9.2 million against its RespiGam inventory in the second quarter of 1998, as no further significant product sales were expected to result from this inventory. The reserve balances were $6.5 million and $8.1 million as of June 30, 1999 and December 31, 1998, respectively. Raw materials include RespiGam raw plasma of $0.9 million, which reflects the amount the Company expects to recover upon sale to third parties. Should the Company be unable to sell the remaining raw plasma at its net book value, a further charge in a subsequent quarter may be necessary.

The Company also continues to purchase plasma and other raw materials for use in production in the Company's Frederick, Maryland manufacturing facility, which is subject to FDA licensure and approval. During the second quarter, the Company submitted to the FDA an amendment to its Biologic License Application requesting authorization to begin marketing Synagis produced at the Frederick facility. Due to the uncertainty surrounding the likelihood and timing of FDA approval, all inventory for this facility has been classified as non-current in the accompanying balance sheet.

Finished goods at June 30, 1999 and December 31, 1998 include approximately $1.6 million of by-products that result from the production of the Company's principal products at one of its contract manufacturers and are held for resale. As of June 30, 1999, minimal sales of these by-products have occurred. The June 30, 1999 and December 31, 1998 balances are net of a reserve of $1.6 million.

Property and Equipment
Property and equipment, stated at cost, is comprised of the following (in thousands):


                                                                 June 30,  December 31,
                                                                   1999        1998
                                                                --------    --------
     Land                                                      $  2,147    $  2,147
     Buildings and building improvements                          8,338       7,085
     Leasehold improvements                                      13,820      12,736
     Laboratory, manufacturing and facilities equipment          11,911      10,841
     Office furniture, computers, and equipment                   6,537       5,739
     Construction in progress                                    48,147      48,067
                                                                --------    --------
                                                                 90,900      86,615
     Less accumulated depreciation and amortization             (13,635)    (11,793)
                                                                --------    --------
                                                                $ 77,265    $ 74,822
                                                                ========    ========

Construction in progress at June 30, 1999 and December 31, 1998 includes $6.7 million and $5.3 million, respectively, of capitalized interest related to the design and construction of the Company's manufacturing facility in Frederick, Maryland. Construction of the manufacturing facility is substantially complete and validation activities are ongoing. The Company will continue to capitalize costs, primarily capitalized interest, related to the facility until placed in service. The portions of the facility that are subject to inspection and approval by the FDA will be placed in service and depreciation will commence if and when such approval is received.

Long-term  Debt
Subsequent to June 30, 1999, $60 million of the Company's 7% convertible subordinated notes were converted into common stock. The transaction resulted in the issuance of 6,097,545 shares of common stock and increased shareholders' equity by $58.7 million, the carrying amount of the converted debt on the date of the conversion.

Earnings per Share
The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding and the dilutive common stock equivalents outstanding during the period. The dilutive effect of convertible debt is measured using the "if converted" method. The dilutive effect of stock options is measured using the treasury stock method. Common stock equivalents are not included in periods where there is a loss as they are anti-dilutive. The following is a reconciliation of the numerator and denominator of the diluted EPS computation for the six-month period ended June 30, 1999.

Numerator:
Net earnings                                          $18,474
Interest on 7% convertible notes, net of
amounts capitalized and related taxes                     720
                                                      -------
Numerator for diluted EPS                             $19,194
                                                      =======
Denominator:
Weighted average shares outstanding                    55,570
Effect of dilutive securities:
Stock options                                           4,014
7% convertible notes                                    6,098
                                                      -------
Denominator for diluted EPS                            65,682
                                                      =======

Options to purchase 118,700 shares of common stock with prices ranging from $58.88 to $71.25 per share were outstanding in the first half of 1999, but were not included in the computation of diluted earnings per share because they were anti-dilutive. No reconciliation of the numerator and denominator is necessary for the six-month period ending June 30, 1998, as a loss was reported and inclusion of potential common shares would be anti-dilutive.

Income Tax Provision
In the fourth quarter of 1998, the Company concluded that it is more likely than not that it will realize a portion of the benefit of previously reserved deferred tax assets. Accordingly, the Company reduced the valuation allowance against the asset and recorded a tax benefit of $59.8 million in December 1998. Due to the recognition of the Company's tax benefit in 1998, the Company's effective tax rate for 1999 is expected to approximate the applicable federal and state statutory rates. The recognition of these deferred tax assets under SFAS No. 109 has no impact on the Company's cash flows for income taxes despite the change in the Company's effective tax rate. A provision for income taxes of $11.2 million was recorded for the six months ended June 30, 1999 as compared to no provision recorded for the six months ended June 30, 1998. The income tax provision for the six month period ending June 30, 1999 has been computed using an effective combined federal and state tax rate of 37.7%. The tax benefit of stock option exercise deductions has been recorded directly to shareholders' equity.

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

SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 by January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a material effect on the earnings or financial position of the Company.

ITEM 2.

                                 MEDIMMUNE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF  OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 AND 1998
Product sales were $8.2 million in second quarter 1999 and 1998. Synagis sales of $1.3 million for the second quarter of 1999 included $0.7 million of international sales to Abbott Laboratries, the Company's exclusive distributor of Synagis, outside of the United States. CytoGam sales decreased 28% to $5.5 million from $7.6 million in the second quarter of 1999 versus the second quarter of 1998, reflecting a 20% decrease in total units sold, a change in the sales mix to include a greater percentage of international units which have a lower unit selling price, and an increase in government rebate allowances. The decrease in units sold reflects the variability in sales that may occur from the use of CytoGam as a substitute for standard intravenous immune globulin ("IVIG") products, for which there is currently a worldwide shortage. RespiGam sales increased 172% from $0.5 million in second quarter 1998 to $1.2 million in second quarter 1999. The Company believes that a significant portion of the RespiGam sales that occurred were as a result of product substitution occurring because of the worldwide shortage of standard IVIG products. The duration of this shortage and continued impact, if any, on product sales cannot be determined at this time. Future sales of RespiGam for the RSV market are expected to be minimal. Other revenues in the 1999 second quarter of $2.0 million consist primarily of funding from SmithKline Beecham ("SKB") for development of a human papillomavirus vaccine. The 1998 quarter included research funding from SKB and a $15 million milestone payment from Abbott Laboratories upon FDA approval of Synagis.

Cost of sales in second quarter 1999 decreased to $4.6 million from $14.5 million in second quarter 1998, a decrease of 69%. Cost of sales in 1998 includes the write-down of RespiGam inventories of approximately $9.2 million as a result of the FDA approval of Synagis, a charge of $1.3 million for RSV plasma contract termination costs, a charge of $1.3 million for the write-down of certain by-product inventories and a credit for amounts previously recorded for additional royalties expected to be due to Massachusetts Health Research Institute (`MHRI'). Excluding the effects of these one-time adjustments, gross margins were 44% in the 1999 quarter compared to 40% in the 1998 quarter.

Research, development and clinical spending increased 21% to $8.9 million in the second quarter of 1999 from $7.3 million in the second quarter of 1998, primarily due to increased clinical trial spending for MEDI-507, the Company's HPV program and additional Synagis trials. Clinical spending is expected to increase in the coming quarters as the Company moves more of its product candidates into the clinic and expands trials on products already in the clinic.

Selling, administrative and general expenses increased to $9.9 million in this year's quarter from $3.2 million in the 1998 quarter, an increase of 207%. Expenses in 1998 are net of $4.2 million due from American Home Products ("AHP") for its share of RespiGam product line loss as computed under the terms of the Company's alliance with AHP. Expenses in second quarter 1999 include increased wage and related expenses as well as increased marketing and selling expenses related to the continued promotion of Synagis.

Other operating expenses of $6.0 million in the 1999 period decreased from $19.1 million in the 1998 period. Charges in both periods include start-up costs at the Company's manufacturing facility in Frederick, Maryland. Other operating expenses in 1999 include a charge of $1.4 million to reserve for certain equipment purchased for use in the Frederick Manufacturing Center (`FMC") as it was determined that the equipment ultimately will not be used in that facility. Other operating expenses in the 1998 period include a $10.3 million charge incurred prior to FDA approval of Synagis related to the buy-down of certain Synagis royalty obligations, costs related to scale-up of Synagis production at a third-party manufacturer and at the Company's Gaithersburg Manufacturing and Development Facility ("GMDF").

Interest income of $2.6 million was earned in the 1999 second quarter, compared to $1.9 million in the second quarter of 1998, reflecting higher cash balances available for investment, partially offset by a decrease in interest rates which lowered the overall portfolio yield. Interest expense of $0.9 million was incurred in both the 1999 and 1998 quarters, reflecting primarily interest due on the Company's convertible debt, net of capitalized interest.

The Company recorded a tax benefit for income taxes of $7.0 million in the 1999 quarter to bring the year to date tax provision to an effective rate of 37.7%. No income tax benefit was recorded in the 1998 period as the Company incurred a loss and still had a full valuation allowance against its deferred taxes. In December 1998, the Company concluded that it was more likely than not it will realize a portion of the benefit of previously deferred tax assets. Accordingly, the Company reduced the valuation allowance against the asset and recorded a tax benefit of $59.8 million. Due to the recognition of the Company's tax benefit in 1998, the Company estimates that its effective tax rate will approximate the applicable federal and state statutory rate for 1999 and the near term.

The net loss in the 1999 second quarter was $10.4 million, or $0.19 basic and diluted net loss per share. Shares used in computing basic and diluted net loss per share were 56.0 million. The net loss for the second quarter of 1998 was $18.6 million, or $0.35 basic and diluted net loss per share. Shares used in computing the second quarter 1998 net loss per share were 53.1 million.

Quarterly financial results may vary significantly due to seasonality of Synagis product sales, fluctuation in sales of CytoGam, milestone payments, research funding and expenditures for research, development and marketing programs. Synagis sales are expected to occur primarily during, and in proximity to, the RSV season, which typically occurs between November and April in the United States. No assurances can be given that adequate product supply will be available to meet demand. In addition, no assurance can be given that the FDA will approve the Company's supplement to its BLA for marketing of Synagis produced at the FMC.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Product sales increased 165% to $135.2 million in the 1999 six months from $51.0 million in the 1998 six months. Net sales of Synagis, which was approved by the FDA in June 1998, were $117.5 million for the first half of 1999, which includes $2.2 million of international sales to Abbott Laboratories, the Company's exclusive distributor of Synagis, outside the United States. Most of the sales were recorded in the first quarter of 1999, reflecting the seasonality of Synagis CytoGam sales for the six months ended June 30, 1999 decreased 17% to $15.2 million from $18.4 million in the six months ended June 30, 1998. The decrease primarily reflects a change in the sales mix to include a greater percentage of international units which have a lower selling price, a 3% decrease in total units sold, and an increase in government rebate allowances. The decrease in units sold reflects the variability in the sales that may occur as a result of the use of CytoGam as an IVIG substitute. RespiGam sales decreased 95% from $32.6 million in the first half of 1998 to $1.6 million in the first half of 1999, reflecting the shift in customer demand from RespiGam to Synagis for prevention of RSV disease. Other revenues in both the 1999 and 1998 periods include funding from SKB for development of a human papillomavirus vaccine. Other revenues in 1998 also include a $15 million payment from SKB following the signing of the agreement for development of a human papillomavirus vaccine and a $15 million milestone payment from Abbott Laboratories upon FDA approval of Synagis.

Cost of sales for the 1999 six months decreased 3% to $35.8 million from $36.8 million in the 1998 six months. Cost of sales in 1998 includes approximately $11.8 million related to the writedown of RespiGam inventory and by-product inventory and a credit for previously recorded royalties expected to be due to MHRI. Excluding the effects of these one time adjustments, gross margins would have been 74% for the 1999 period versus 47% for the 1998 period. This increase primarily reflects favorable margins on Synagis, which was not sold in the first half of 1998 and has lower production costs than CytoGam and RespiGam.

Research and development expenses of $17.6 million in the 1999 six months increased 36% from $13.0 million in the 1998 six months, primarily due to increased clinical spending for MEDI-507 and additional Synagis trials. Selling, general and administrative expenses were $46.9 million and $16.1 million for the 1999 and 1998 periods, respectively, an increase of 191%. Expenses in 1999 include increased marketing and selling expenses as well as commission charges and co-promotion expenses to the Ross Products Division of Abbott Laboratories in connection with the launch and continued promotion of Synagis. Expenses in 1998 were net of $4.2 million in reimbursement from AHP due under the terms of the RespiGam co-promotion agreement.

Other operating expenses, which reflects manufacturing start-up costs, decreased in the 1999 period to $11.9 million from $24.9 million in the 1998 period. Expenses in 1999 include a charge of $1.4 million to reserve for certain equipment purchased for use in the FMC, as it was determined that the equipment ultimately will not be used in that facility. Expenses in 1998 include a $10.3 million charge for the buy-down of certain Synagis royalty obligations prior to FDA approval, as well as start-up costs for the Company's FMC and costs related to scale-up of production of Synagis at a third-party manufacturer and at the Company's GMDF.

Income tax expense of $11.2 million was recorded for the six months ended June 30, 1999, at an overall effective tax rate of 37.7%, which approximates the statutory rate. An income tax benefit was not recorded in 1998 due to the uncertainty of utilization of deferred tax assets at that time.

Interest income of $4.8 million and $3.6 million was recorded in the 1999 and 1998 six months, respectively. The increase reflects higher cash balances available for investment partially offset by lower interest rates, which decreased the overall portfolio yield.

Interest expense of $1.8 million in the 1999 period versus $2.0 million in the 1998 period reflects primarily interest on the Company's convertible debt, net of capitalized interest, as well as interest on equipment financing.

Net income in the 1999 six months was $18.5 million, or $0.33 basic and $0.29 diluted earnings per share, versus a net loss of $5.4 million, or $0.10 basic and diluted net loss per share for the six months ended June 30, 1998. Shares used in computing basic and diluted net loss per share in 1999 were 55.6 million and 65.7 million, respectively. Shares used in computing basic and diluted net loss per share in 1998 were 52.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at June 30, 1999 were $184.2 million compared to $134.9 million at 1998 year end. Net cash provided by operating activities in the six months ended June 30, 1999 was $47.2 million, reflecting net income for the period and a decrease in accounts receivable offset by a decrease in accrued expenses, primarily as a result of payments made to Abbott Laboratories in conjunction with the Synagis co-promotion agreement. Capital expenditures of $4.3 million, net of capitalized interest, for the 1999 six months were primarily for equipment and facilities improvements at the Company's FMC. The Company receives cash from the exercise of employee stock options. During the six months ended June 30, 1999, stock option exercises provided $15.3 million of cash compared with $3.3 million for the same period in 1998. In addition, the Company received $71.3 million in 1998 from the issuance of common stock in private placement transactions.

The Company's existing funds at June 30, 1999, together with funds expected to be generated from product sales and investment income, are expected to provide sufficient liquidity to meet the anticipated needs of the business for the foreseeable future, absent the occurrence of any unforeseen events.

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

With regard to the Company's information technology systems, hardware, equipment and instrumentation, the Company has identified mission critical and non-critical items and is in the process of updating and/or replacing items that are non-compliant. The Company believes that it should be able to substantially complete implementation of critical aspects of its Year 2000 plan prior to the commencement of the year 2000. Because the Company has relied primarily on off-the-shelf software for its information technology needs and because much of the hardware, equipment and instrumentation is currently compliant, the Company does not anticipate that the costs for internal remediation efforts will be significant. The Company does not separately track the internal costs of its Year 2000 compliance efforts and therefore these costs are unknown. As of June 30, 1999, the Company estimates that it has spent no more than $250,000 replacing, upgrading or repairing the systems and/or equipment that are non-compliant and expects the cost to complete these efforts should not exceed $300,000. The Company presently anticipates that its testing and remediation efforts will be substantially complete by September 30, 1999.

In addition to the risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is in varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include, but are not limited to, third party manufacturers, suppliers, customers, and distributors. The Company has identified and visited the facilities of third parties with which the Company has material relationships to assess their Year 2000 readiness. Critical systems and Year 2000 plans were reviewed. The Company may also be affected by the failure of other third parties to be Year 2000 compliant even if they do not do business directly with the Company. For example, the failure of state, federal and private payers or reimbursers to be Year 2000 compliant and thus unable to make timely, proper or complete payments to sellers and users of the Company's products, could have a material adverse effect on the Company.

The Company is currently in the process of formalizing its Year 2000 contingency plan. The Company expects to have finalized a contingency plan that will address the most likely worst case Year 2000 scenario by the end of third quarter 1999. The Company believes that its most likely worst case scenario would be a break in the cold chain of its finished goods inventory due to a power failure or failed monitoring equipment. To mitigate this risk, the Company plans, among other things, to ensure that third party warehouses have appropriate contingency plans in place to react promptly to maintain the cold chain (for example, by having a generator on hand).

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

                              --------------------

THE STATEMENTS IN THIS QUARTERLY REPORT THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, regulatory approval timing, PRODUCT DEMAND AND MARKET ACCEPTANCE RISKS, PATENT AND INTELLECTUAL PROPERTY RISKS, YEAR 2000 RISKS, THE EARLY STAGE OF PRODUCT DEVELOPMENT AND RELIANCE ON THIRD-PARTY MANUFACTURERS INCLUDING, BUT NOT LIMITED TO, CAPACITY AND SUPPLY CONSTRAINTS, PRODUCTION yields, REGULATORY APPROVAL TIMING AND FOREIGN EXCHANGE RISKS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FDA IS CURRENTLY REVIEWING A SUPPLEMENT TO THE COMPANY'S BIOLOGIC LICENSE APPLICATION TO ALLOW PRODUCTION OF SYNAGIS AT THE COMPANY'S FREDERICK MANUFACTURING CENTER. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL RECEIVE THE REQUESTED APPROVAL THAT WOULD ALLOW IT TO MARKET PRODUCTS MADE AT THE FREDERICK MANUFACTURING CENTER. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR OTHER FACTORS.

                                     PART II
                                OTHER INFORMATION


Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of  Matters to a Vote of Security Holders -

On May 20, 1999 the Company held its Annual Meeting of Stockholders. By vote of the Company's stockholders at such meeting, all of the director nominees were re-elected to one year terms. In addition, a new director was elected to a one year term. A proposal to adopt the Company's 1999 Stock Option Plan and the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors were also approved. The results of the voting were as follows:

Election of Directors

                                                                                                               Abstain/
                                                          For              Against           Withheld          Non-vote
Wayne T. Hockmeyer                                    51,816,406           160,327              --                --
Melvin D. Booth                                       51,816,406           160,327              --                --
David M. Mott                                         51,816,386           160,347              --                --
Franklin H. Top, Jr.                                  51,816,406           160,327              --                --
M. James Barrett                                      51,816,406           160,327              --                --
James H. Cavanaugh                                    51,816,406           160,327              --                --
Barbara Hackman Franklin                              51,816,386           160,347              --                --
Lawrence C. Hoff                                      51,816,406           160,327              --                --
Gordon S. Macklin                                     51,816,406           160,327              --                --

Proposal to adopt the MedImmune 1999 Stock
Option Plan                                           34,818,773          17,109,588            --              48,372
Appointment of
PricewaterhouseCoopers LLP                             51,925,907             31,239            --              19,587

Item 5.           Other Information - None

Item 6.           Exhibits and reports on Form 8-K

                  (a) Exhibits:  None

                  (b) Reports on Form 8-K:

                  Report Date     Event Reported
                  -----------     --------------
                  5/19/99         MedImmune First Quarter Product Sales Nearly Triple

                  5/19/99         MedImmune Announces Presentation of Pharmacoeconomic Data for
                                  Synagis

                  5/19/99         MedImmune and BioTransplant Announce Clinical Results At American
                                  Society of Transplantation Meeting

                  5/25/99         European Committee for Proprietary Medical Products Adopts Positive
                                  Opinion on Synagis for Prevention of RSV

                  5/25/99         MedImmune to Redeem $60 Million of 7 Percent Convertible
                                  Subordinated Notes Due 2003

                  6/24/99         MedImmune Announces New Executive Appointments



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDIMMUNE, INC.
                                   (Registrant)



                                    /s/David Mott
                                    ------------------------------------
Date: August ____, 1999             David M. Mott
                                    Vice Chairman and Chief Financial Officer