Form 10-Q
period 1999-11-15
MEDIMMUNE INC /DE
filed 1999-11-15
CIK 873591

----------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     ----------------------------------------------------------------------


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1999, 63,277,737 shares of Common Stock, par value $0.01 per share, were outstanding.

                                 MEDIMMUNE, INC.
                               Index to Form 10-Q



Part I   Financial Information                                                           Page

         Item 1.   Financial Statements

                      Balance Sheets                                                       1
                      Statements of Operations                                             3
                      Condensed Statements of Cash Flows                                   4
                      Notes to Financial Statements                                        5-8

         Item 2.      Management's Discussion and Analysis of  Financial Condition
                      and Results of Operations                                            9-13

Part II   Other Information                                                                14-15

         Item 1.       Legal Proceedings

         Item 2.       Changes in Securities

         Item 3.       Defaults upon Senior Securities

         Item 4.       Submission of Matters to a Vote of Security Holders

         Item 5.       Other Information

         Item 6.       Exhibits and Reports on Form 8-K


CytoGam, RespiGam, and Synagis are registered trademarks of the Company.



ITEM 1.  FINANCIAL STATEMENTS


                                 MEDIMMUNE, INC.
                                 BALANCE SHEETS


(in thousands, except share data)

                                                    September 30,   December 31,
                                                        1999          1998
                                                      ---------    ---------
ASSETS:                                              (Unaudited)
  Cash and cash equivalents                          $   9,366    $  37,959
  Marketable securities                                149,944       96,923
  Trade receivables, net                                21,421       31,682
  Contract receivables, net                              2,290        3,155
  Inventory, net                                        22,446       19,760
 Deferred tax assets                                    12,547       22,595
 Other current assets                                    7,495        4,292
                                                     ---------    ---------
  Total Current Assets                                 225,509      216,366

  Property and equipment, net                           81,575       74,822
  Inventory, noncurrent                                  6,227        4,949
  Deferred tax assets                                   96,259       54,923
  Other assets                                           6,838        2,060
                                                     ---------    ---------
   Total Assets                                      $ 416,408    $ 353,120
                                                     =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                   $   4,189    $   4,052
  Accrued expenses                                      24,358       33,397
  Product royalties payable                              7,933       14,948
  Accrued interest                                         419        2,580
  Other current liabilities                              2,627        2,993
                                                     ---------    ---------
  Total Current Liabilities                             39,526       57,970

  Long-term debt                                        17,489       83,195
  Other liabilities                                      2,049        2,122
                                                     ---------    ---------
  Total Liabilities                                     59,064      143,287
                                                     ---------    ---------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
  5,524,525 shares; none issued or outstanding              --           --
  Common stock, $.01 par value; authorized
  120,000,000 shares; issued and outstanding
   63,277,737 at September 30, 1999 and
  54,654,842 at December 31, 1998                          633          547
  Paid-in capital                                      413,130      289,318
  Accumulated deficit                                  (56,419)     (80,032)
                                                     ---------    ---------
  Total Shareholders' Equity                           357,344      209,833
                                                     ---------    ---------
  Total Liabilities and Shareholders' Equity         $ 416,408    $ 353,120
                                                     =========    =========

The accompanying notes are an integral part of these financial statements.



                                                                MEDIMMUNE, INC
                                                            STATEMENTS OF OPERATIONS
                                                                  (Unaudited)

(in thousands except per share data)

                                                                             For the                  For the
                                                                        three months ended        nine months ended
                                                                           September 30,            September 30,


                                                                      1999         1998         1999         1998
                                                                     ---------    ---------    ---------    ---------
Revenues:
   Product sales                                                     $  32,201    $  22,181    $ 167,397    $  73,224
   Other                                                                16,710        1,659       20,474       34,545
                                                                     ---------    ---------    ---------    ---------
   Total revenues                                                       48,911       23,840      187,871      107,769
                                                                     ---------    ---------    ---------    ---------
Costs and Expenses:
   Cost of sales                                                        10,828        6,903       46,649       43,661
   Research and  development                                            10,214        5,766       27,849       18,761
   Selling, administrative and general                                  18,315       14,286       65,230       30,430
   Other operating expenses                                              4,429        8,509       16,313       33,447
                                                                     ---------    ---------    ---------    ---------
     Total expenses                                                     43,786       35,464      156,041      126,299
                                                                     ---------    ---------    ---------    ---------
Operating income (loss)                                                  5,125      (11,624)      31,830      (18,530)
   Interest income                                                       2,287        1,615        7,050        5,176
   Interest expense                                                       (499)      (1,043)      (2,332)      (3,061)
                                                                     ---------    ---------    ---------    ---------
 Income (loss) before income taxes                                       6,913      (11,052)      36,548      (16,415)
 Provision for income taxes                                              1,774           --       12,935           --
                                                                     ---------    ---------    ---------    ---------
    Net earnings (loss)                                              $   5,139    ($ 11,052)   $  23,613    ($ 16,415)
                                                                     =========    =========    =========    =========
    Basic earnings per share (loss)                                  $    0.08    ($   0.21)   $    0.41    ($   0.31)
                                                                     =========    =========    =========    =========
Shares used in calculation of basic earnings  (loss)
per share                                                               62,890       53,310       58,041       52,754
                                                                     =========    =========    =========    =========
Diluted earnings (loss) per share                                    $    0.08    ($   0.21)   $    0.37    ($   0.31)
                                                                     =========    =========    =========    =========
Shares used in calculation of diluted
earnings (loss) per share                                               67,036       53,310       66,213       52,754
                                                                     =========    =========    =========    =========


The accompanying notes are an integral part of these financial statements.





                                 MEDIMMUNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)
                                                                        For the
                                                                   nine months ended
                                                                     September 30,
                                                                  1999           1998
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                            $ 23,613       ($16,415)
  Noncash items:
     Deferred taxes                                               12,536             --
     Depreciation and amortization                                 2,896          2,131
     Amortization of (premium) discount on marketable               (284)           995
     securities
     Changes in inventory reserve                                 (1,918)        10,803
     Other                                                           232         (1,876)
  Other changes in assets and liabilities                        (12,160)       (16,073)
                                                                --------       --------
     Net cash provided by (used in) operating activities          24,915        (20,435)
                                                                --------       --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in marketable securities                             (52,737)       (58,581)
   Capital expenditures                                           (9,549)        (3,703)
   Investment in strategic alliance                               (6,350)            --
                                                                --------       --------
     Net cash used in investing activities                       (68,636)       (62,284)
                                                                --------       --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock
     and exercise of stock options                                21,325         76,135
   Decrease in long-term debt                                     (6,197)          (978)
                                                                --------       --------
     Net cash provided by financing activities                    15,128         75,157
                                                                --------       --------
  Net decrease in cash and cash equivalents                      (28,593)        (7,562)
  Cash and cash equivalents at beginning of period                37,959         29,984
                                                                --------       --------
  Cash and cash equivalents at end of period                    $  9,366       $ 22,422
                                                                ========       ========

  The accompanying notes are an integral part of these financial statements

                                 MEDIMMUNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


General

The financial information presented as of September 30, 1999, and for the periods ended September 30, 1999 and 1998, is unaudited. In the opinion of the Company's management, the financial information contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of such financial information.

Inventory
Inventory, net of reserves, is comprised of the following (in thousands):

                                      Sept. 30,    Dec. 31,
                                        1999        1998
                                      --------    --------
Raw Materials                         $  7,339    $  9,794
Work in Process                         10,268       9,188
Finished Goods                          11,066       5,727
                                      --------    --------
                                        28,673      24,709
Less noncurrent                         (6,227)     (4,949)
                                      --------    --------
                                      $ 22,446    $ 19,760
                                      ========    ========

As a result of the June 1998 FDA approval and the subsequent market acceptance of Synagis, the Company reserved approximately $9.2 million against its RespiGam inventory in the second quarter of 1998, as no further significant product sales were expected to result from this inventory. The reserve balances were $6.1 million and $8.1 million as of September 30, 1999 and December 31, 1998, respectively.

The Company also continues to purchase plasma and other raw materials for use in production in the Company's Frederick, Maryland manufacturing facility ("FMC"), which is subject to FDA licensure and approval. During the second quarter, the Company submitted to the FDA an amendment to its Biologic License Application requesting authorization to begin marketing Synagis produced at the Frederick facility. Due to the uncertainty surrounding the likelihood and timing of FDA approval, all inventory for this facility has been classified as non-current in the accompanying balance sheet.

Finished goods at September 30, 1999 and December 31, 1998 include approximately $1.7 million and $1.6 million, respectively, of by-products that result from the production of the Company's principal products at one of its contract manufacturers and are held for resale. As of September 30, 1999, minimal sales of these by-products have occurred. The September 30, 1999 and December 31, 1998 balances are net of a reserve of $1.7 million and $1.6 million, respectively.

Property and Equipment
Property and equipment, stated at cost, is comprised of the following (in thousands):

                                                    September 30,   December 31,
                                                         1999          1998
                                                       --------      --------
  Land                                                 $  2,147    $  2,147
  Buildings and building improvements                    12,489       7,085
  Leasehold improvements                                 13,738      12,736
  Laboratory, manufacturing and facilities equipment     12,427      10,841
  Office furniture, computers, and equipment              7,420       5,739
  Construction in progress                               48,042      48,067
                                                       --------    --------
                                                         96,263      86,615
  Less accumulated depreciation and amortization        (14,688)    (11,793)
                                                       --------    --------
                                                       $ 81,575    $ 74,822
                                                        ========    ========

Construction in progress at September 30, 1999 and December 31, 1998 includes $6.9 million and $5.3 million, respectively, of capitalized interest related to the design and construction of the Company's manufacturing facility in Frederick, Maryland. Construction of the manufacturing facility is substantially complete and validation activities are ongoing. The Company will continue to capitalize costs related to the facility until placed in service. The portions of the facility that are subject to inspection and approval by the FDA will be placed in service and depreciation will commence if and when such approval is received.

Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of convertible debt is measured using the "if converted" method. The dilutive effect of stock options is measured using the treasury stock method. Common stock equivalents are not included in periods where there is a loss as they are anti-dilutive. The following is a reconciliation of the numerator and denominator of the diluted EPS computation for the period ended September 30, 1999.



                                                 Three Months              Nine Months
                                           Ended Sept. 30, 1999      Ended Sept. 30, 1999
                                           --------------------      --------------------
Numerator:
Net earnings                                      $ 5,139                $23,613
Interest on 7% convertible notes, net of
amounts capitalized and related taxes                  --                    720
                                                  -------                -------
Numerator for diluted EPS                         $ 5,139                $24,333
                                                  =======                =======
Denominator:
Weighted average shares outstanding                62,890                 58,041
Effect of dilutive securities:
Stock options                                       4,009                  4,083
7% convertible notes                                  137                  4,089
                                                  -------                -------
Denominator for diluted EPS                        67,036                 66,213
                                                  =======                =======

No reconciliation of the numerator and denominator is necessary for the three months or nine months ended September 30, 1998, as a loss was reported and inclusion of potential common shares would be anti-dilutive.

The following table shows the number of shares and related price ranges of those shares that were excluded from the EPS computation from above. These options to purchase shares of common stock were outstanding in the periods reported, but were not included in the computation of diluted earnings per share as the exercise prices of the options were in excess of the average stock price during the periods reported, and thus would be anti-dilutive.


                                       Three Months           Nine Months Ended
                                   Ended Sept. 30, 1999    Ended Sept. 30, 1999
                                   --------------------    --------------------
Price range of stock options:
      $95.25 - $114.50                   196,200
      $70.75 - $114.50                                           705,800

Income Tax Provision

In the fourth quarter of 1998, the Company concluded that it is more likely than not that it will realize a portion of the benefit of previously reserved deferred tax assets. Accordingly, the Company reduced the valuation allowance against the asset and recorded a tax benefit of $59.8 million in December 1998. Due to the recognition of the Company's tax benefit in 1998, the Company's effective tax rate for 1999 is expected to approximate the applicable federal and state statutory rates. The recognition of these deferred tax assets under SFAS No. 109 has no impact on the Company's cash flows for income taxes despite the change in the Company's effective tax rate. A provision for income taxes of $12.9 million was recorded for the nine months ended September 30, 1999 as compared to no provision recorded for the nine months ended September 30, 1998. The income tax provision for the nine-month period ending September 30, 1999 has been computed using an effective combined federal and state tax rate of 35.4% and includes a credit for the estimated tax benefit of the Orphan Drug credit for qualified expenses for the MEDI-507 GVHD program. The tax benefit of stock option exercise deductions has been recorded directly to shareholders' equity.

Proposed Merger

On September 22, 1999, the Company and U.S. Bioscience, Inc. announced a definitive merger agreement providing for the acquisition by the Company of all the outstanding common stock of U.S. Bioscience. The merger is structured as a tax-free, stock-for-stock transaction. The Company intends to account for the merger under the pooling-of-interests method. U.S. Bioscience, headquartered in West Conshohocken, Pennsylvania, is a specialty pharmaceutical company that develops and markets products for patients with cancer and AIDS. In addition to its West Conshohocken headquarters, U.S. Bioscience has a manufacturing facility in Nijmegen, The Netherlands, an analytical lab in Exton, Pennsylvania, and a subsidiary near London to coordinate clinical trials in Europe. U.S. Bioscience presently has three products on the market. Under the terms of the merger agreement, U.S. Bioscience shareholders will receive between 0.1364 and 0.1705, subject to certain adjustments, of a share of MedImmune common stock for each share of U.S. Bioscience common stock owned. The exact exchange ratio will be determined based on the trading range of MedImmune common stock over the 20-day trading period ending three days prior to the U.S. Bioscience shareholder meeting, set for November 23, 1999, to consider the merger. The merger is subject to certain conditions.

Restatements

Prior year share and per share amounts have been restated to give effect to the two-for-one stock split on December 31, 1998.

ITEM 2.
                                 MEDIMMUNE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Product sales were $32.2 million in third quarter 1999 versus $22.2 million in 1998. Synagis sales increased 43% to $24.4 million for the third quarter of 1999 and included $2.3 million of international sales to Abbott Laboratories ("Abbott"), the Company's exclusive distributor of Synagis outside of the United States. The Company recognizes international Synagis sales to Abbott when the vials are shipped to Abbott based on a contractual transfer price. Upon sale by Abbott to end users, following the end of each quarter, Abbott remits to the Company a report detailing end user sales and the Company recognizes revenue for the additional amount due in excess of the transfer price. The Company anticipates that 60% to 75% of the total revenue expected to be recognized per vial will be recorded upon shipment of the vial to Abbott. Synagis sales in third quarter 1998 were $17.0 million, including $0.3 million to Abbott. Both the 1999 and 1998 quarters principally reflect wholesaler stocking in preparation for the RSV season. CytoGam sales increased 32% to $7.1 million in the third quarter of 1999 from $5.4 million in the third quarter of 1998, reflecting a 60% increase in total units sold, partially offset by an increase in government rebate allowances. The increase in units sold reflects the variability in sales that may occur from the use of CytoGam as a substitute for standard intravenous immune globulin ("IVIG") products, for which there is currently a worldwide shortage. RespiGam sales of $0.7 million in third quarter 1999 compared to no sales recorded in third quarter 1998. The Company believes that a significant portion of the RespiGam sales that occurred were as a result of product substitution occurring because of the worldwide shortage of standard IVIG products. The duration of this shortage and continued impact, if any, on product sales cannot be determined at this time. Future sales of RespiGam for the RSV market are expected to be minimal. Other revenues in the 1999 third quarter of $16.7 million included a $15 million milestone payment from Abbott following European approval of Synagis in August, as well as funding from SmithKline Beecham ("SKB") for development of a human papillomavirus vaccine. The 1998 quarter included research funding from SKB.

Cost of sales in third quarter 1999 increased to $10.8 million from $6.9 million in third quarter 1998, an increase of 57%. Cost of sales in the 1999 period reflects a 70% increase in unit sales over the 1998 period and a change in the product mix towards Synagis which has a lower per unit cost than CytoGam and RespiGam. Gross margin of 69% in the 1998 quarter compared to 66% in the 1999 quarter, which was negatively impacted by the increase in CytoGam government rebate allowances.

Research, development and clinical spending increased 77% to $10.2 million in the third quarter of 1999 from $5.8 million in the third quarter of 1998, primarily due to additional Synagis trials in infants with congenital heart disease, increased research funding, increased development contracts and a milestone payment to a third party due upon European approval of Synagis. Clinical spending is expected to increase in the coming quarters as the Company moves more of its product candidates into the clinic and expands trials on products already in the clinic.

Selling, administrative and general expenses increased to $18.3 million in this year's quarter from $14.3 million in the 1998 quarter, an increase of 28%.
Expenses in third quarter 1999 include $1.8 million of costs, primarily professional fees, associated with the proposed merger with U.S. Bioscience, increased wage and related expenses as well as increased co-promotion expense to the Ross Products Division of Abbott Laboratories for the continued promotion of Synagis in the United States. Additional significant merger related expenses are expected in the fourth quarter of 1999 following the completion of the merger.

Other operating expenses of $4.4 million in the 1999 period decreased from $8.5 million in the 1998 period. Charges in both periods include start-up costs at the Company's manufacturing facility in Frederick, Maryland. Other operating expenses in the 1998 period also include costs related to scale-up of Synagis production at a third-party manufacturer and at the Company's Gaithersburg Manufacturing and Development Facility ("GMDF"). Expenses in the 1998 period also included a $1.5 million milestone payment to a third-party contract manufacturer.

Interest income of $2.3 million was earned in the 1999 third quarter, compared to $1.6 million in the third quarter of 1998, reflecting higher cash balances available for investment, partially offset by a decrease in interest rates which lowered the overall portfolio yield. Interest expense of $0.5 million and $1.0 million was incurred in the 1999 and 1998 quarters, respectively. Interest expense in the 1998 quarter reflects primarily interest due on the Company's convertible debt, net of capitalized interest. Interest expense in the 1999 quarter includes fees associated with the early termination of some of the Company's equipment financing.

The Company recorded a provision for income taxes of $1.8 million in the 1999 quarter to bring the year to date tax provision to an effective rate of 35.4%. The tax provision for the 1999 quarter includes a credit for the year to date tax benefit for the Company's MEDI-507 GVHD program, for which the Company has been given Orphan Drug status. Orphan Drug status allows a company a direct tax reduction of 50% for qualified expenses. No income tax benefit was recorded in the 1998 period as the Company incurred a loss and still had a full valuation allowance against its deferred taxes. In December 1998, the Company concluded that it was more likely than not it will realize a portion of the benefit of previously deferred tax assets. Accordingly, the Company reduced the valuation allowance against the asset and recorded a tax benefit of $59.8 million. Due to the recognition of the Company's tax benefit in 1998, the Company estimates that its effective tax rate will approximate the applicable federal and state statutory rate for 1999 and the near term thereafter.

Net income in the 1999 third quarter was $5.1 million, or $0.08 basic and diluted net earnings per share. Shares used in computing basic and diluted net earnings per share were 62.9 million and 67.0 million, respectively. The net loss for the third quarter of 1998 was $11.1 million, or $0.21 basic and diluted net loss per share. Shares used in computing the third quarter 1998 net loss per share were 53.3 million.

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

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Product sales increased 129% to $167.4 million in the 1999 nine months from $73.2 million in the 1998 nine months. Net sales of Synagis were $141.9 million for the 1999 nine months, which included $4.5 million of international sales to Abbott. Synagis sales in the 1998 nine months of $17.0 million, including $0.3 million of international sales to Abbott, occurred entirely in the third quarter, following FDA approval in June 1998. CytoGam sales for the nine months ended September 30, 1999 decreased 6% to $22.3 million from $23.8 million in the nine months ended September 30, 1998. The decrease primarily reflects a change in the sales mix to include a greater percentage of international units which have a lower selling price, and an increase in government rebate allowances, partially offset by an 11% increase in total units sold. The increase in units sold reflects the variability in the sales that may occur as a result of the use of CytoGam as an IVIG substitute. RespiGam sales decreased 93% from $32.3 million in the nine months of 1998 to $2.3 million in the nine months of 1999, reflecting the shift in customer demand from RespiGam to Synagis for prevention of RSV disease. Other revenues in both the 1999 and 1998 periods include funding from SKB for development of a human papillomavirus vaccine. Other revenues in 1999 include a $15 million milestone payment from Abbott upon European approval of Synagis. Other revenues in 1998 include a $15 million payment from SKB following the signing of the agreement for development of a human papillomavirus vaccine and a $15 million milestone payment from Abbott upon FDA approval of Synagis.

Cost of sales for the 1999 nine months increased 7% to $46.6 million from $43.7 million in the 1998 nine months. Cost of sales in 1998 includes approximately $9.4 million related to the writedown of RespiGam inventory and by-product inventory and a credit for previously recorded royalties expected to be due to Massachusetts Health Research Institute. Excluding the effects of these one time adjustments, gross margins would have been 72% for the 1999 period versus 53% for the 1998 period. This increase primarily reflects favorable margins on Synagis, which was not sold in the first half of 1998 and has lower production costs than CytoGam and RespiGam.

Research and development expenses of $27.8 million in the 1999 nine months increased 48% from $18.8 million in the 1998 nine months, reflecting increases in the infrastructure needed to support an increased quantity of clinical projects as well as increased clinical trials spending, primarily for additional Synagis trials. Selling, general and administrative expenses were $65.2 million and $30.4 million for the 1999 and 1998 periods, respectively, an increase of 114%. Expenses in 1999 include increases in marketing and selling expenses, sales force commissions, wage and related, and co-promotion expenses to the Ross Products Division of Abbott Laboratories for promotion of Synagis. Expenses in 1999 also include $1.8 million of professional fees related to the proposed merger with U.S. Bioscience. Significant additional merger related expenses are expected in the fourth quarter of 1999 following the closing of the transaction. Expenses in 1998 included $0.9 million due to AHP under the terms of the RespiGam co-promotion agreement.

Other operating expenses, which reflects manufacturing start-up costs, decreased in the 1999 period to $16.3 million from $33.4 million in the 1998 period. Expenses in 1999 include a charge of $1.4 million to reserve for certain equipment purchased for use in the FMC, as it was determined that the equipment ultimately will not be used in that facility. Expenses in 1998 include a $10.3 million charge for the buy-down of certain Synagis royalty obligations prior to FDA approval, as well as start-up costs for the Company's FMC and costs related to scale-up of production of Synagis at a third-party manufacturer and at the Company's GMDF.

Income tax expense of $12.9 million was recorded for the nine months ended September 30, 1999, at an overall effective tax rate of 35.4%, which approximates the statutory rate. An income tax benefit was not recorded in 1998 due to the uncertainty of utilization of deferred tax assets at that time.

Interest income of $7.0 million and $5.2 million was recorded in the 1999 and 1998 nine months, respectively. The increase reflects higher cash balances available for investment, partially offset by lower interest rates, which decreased the overall portfolio yield.

Interest expense of $2.3 million in the 1999 period versus $3.1 million in the 1998 period reflects primarily interest on the Company's convertible debt, net of capitalized interest, as well as interest on equipment financing. Interest expense in 1999 also includes fees associated with the early termination of some of the Company's equipment financing.

Net income in the 1999 nine months was $23.6 million, or $0.41 basic and $0.37 diluted earnings per share, versus a net loss of $16.4 million, or $0.31 basic and diluted net loss per share for the nine months ended September 30, 1998. Shares used in computing basic and diluted net earnings per share in 1999 were
58.0 million and 66.2 million, respectively. Shares used in computing basic and diluted net loss per share in 1998 were 52.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at September 30, 1999 were $159.3 million compared to $134.9 million at December 31, 1998. Net cash provided by operating activities in the nine months ended September 30, 1999 was $24.9 million, reflecting net income for the period and a decrease in accounts receivable (reflecting Synagis seasonality), offset by a decrease in accrued expenses, primarily as a result of payments made to Abbott Laboratories in connection with the Synagis co-promotion agreement. Capital expenditures of $9.5 million, net of capitalized interest, for the 1999 nine months were primarily for equipment and facilities improvements at the Company's FMC. The Company receives cash from the exercise of employee stock options. During the nine months ended September 30, 1999, stock option exercises provided $21.3 million of cash. In July 1999, $60 million of the Company's 7% convertible subordinated notes were converted into common stock. The transaction resulted in the issuance of 6,097,545 shares of common stock and increased shareholders' equity by $58.7 million, the carrying amount of the converted debt on the date of the conversion. During the 1999 third quarter, the Company retired $2.9 million of equipment financing.

The Company's existing funds at September 30, 1999, together with funds expected to be generated from product sales and investment income, are expected to provide sufficient liquidity to meet the anticipated needs of the business for the foreseeable future, absent the occurrence of any unforeseen events.

Year 2000 READINESS

The Company has established a Year 2000 Project Team comprised of representatives from key functional areas to complete a review of its internal and external systems for Year 2000 readiness. The Year 2000 issue is expected to affect the systems of the Company and various entities with which the Company interacts, including the Company's marketing partners, suppliers and various vendors. The Year 2000 Project is designed to address three major areas: (1) information technology systems, (2) hardware, equipment and instrumentation, including embedded systems, and (3) third party relationships. The Company's plan involves inventorying, assessing and prioritizing those items which have Year 2000 implications; remediating (repairing, replacing or upgrading) non-compliant items; testing items with major exposure to ensure compliance; and developing contingency plans to minimize potential business interruption. All phases of the project are substantially complete.

With regard to the Company's information technology systems, hardware, equipment and instrumentation, the Company has identified mission critical and non-critical items and is in the process of updating and/or replacing items that are non-compliant. The Company has substantially completed implementation of most of the critical aspects of its Year 2000 plan. Because the Company has relied primarily on off-the-shelf software for its information technology needs and because much of its hardware, equipment and instrumentation is currently compliant, the Company has not incurred significant costs for internal remediation efforts. The Company does not separately track the internal costs of its Year 2000 compliance efforts and therefore these costs are unknown. As of September 30, 1999, the Company estimates that it has spent no more than $250,000 replacing, upgrading or repairing the systems and/or equipment that are non-compliant and expects the remaining costs to complete these efforts, including any contingency planning matters, should not exceed $300,000.

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

The Company has recently prepared its Year 2000 contingency plan to address the most likely worst case Year 2000 scenario. The Company believes that its most likely worst case scenario would be a break in the cold chain of its finished goods inventory due to a power failure or failed monitoring equipment. To mitigate this risk, the Company plans, among other things, to ensure that third party warehouses have appropriate contingency plans in place to react promptly to maintain the cold chain (for example, by having generators on hand or trucks on hand to move the inventory to another location).

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

                              --------------------

THE STATEMENTS IN THIS QUARTERLY REPORT THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, regulatory approval timing, PRODUCT DEMAND AND MARKET ACCEPTANCE RISKS, PATENT AND INTELLECTUAL PROPERTY RISKS, YEAR 2000 RISKS, THE EARLY STAGE OF PRODUCT DEVELOPMENT AND RELIANCE ON THIRD-PARTY MANUFACTURERS INCLUDING, BUT NOT LIMITED TO, CAPACITY AND SUPPLY CONSTRAINTS, PRODUCTION yields, REGULATORY APPROVAL TIMING AND FOREIGN EXCHANGE RISKS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FDA IS CURRENTLY REVIEWING A SUPPLEMENT TO THE COMPANY'S BIOLOGIC LICENSE APPLICATION TO ALLOW PRODUCTION OF SYNAGIS AT THE COMPANY'S FREDERICK MANUFACTURING CENTER. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL RECEIVE THE REQUESTED APPROVAL THAT WOULD ALLOW IT TO MARKET PRODUCTS MADE AT THE FREDERICK MANUFACTURING CENTER. IN ADDITION, THE FORWARD LOOKING STATEMENTS INCLUDED IN THIS REPORT RELATE TO THE COMPANY AS A STAND-ALONE BUSINESS, AND DO NOT CONSIDER THE POTENTIAL IMPACT OF THE PROPOSED MERGER WITH U.S. BIOSCIENCE, OR ANY ASSOCIATED RISK FACTORS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR OTHER FACTORS.

                                     PART II
                                OTHER INFORMATION


Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults upon Senior Securities - None

Item 4.     Submission of  Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and reports on Form 8-K

            (a) Exhibits:

             10.99  Employment Agreement for Armando Anido

             11.00 Amendment to Lease Agreement for MOR Bennington LLLP and MedImmune, Inc.

            (b) Reports on Form 8-K:

Report Date   Event Reported
-----------   --------------
7/6/99        MedImmune and Pasteur Merieux Connaught Report Presentation of New
              Data on Lyme Disease Vaccine Candidate at International Lyme
              Meeting

7/12/99 MedImmune and Biotransplant Announce Results of MEDI-507 Trial in Severe Steroid-Resistant Graft-Versus-Host Disease Patients

7/21/99       MedImmune Report 1999 First Half Result

8/13/99 MedImmune Announces Novel Structure of Urinary Tract Infection Vaccine Target-X-ray Structure of FimC-FimH Complex Published in Science

9/2/99 Abbott Announces Approval of Breakthrough Prevention for RSV in Europe (Synagis Now Available in Europe)

9/15/99 MedImmune Licenses Catalytic Antibody to Treat Cocaine Overdose and Addition

9/22/99       MedImmune, Inc. to Acquire U.S. Biocience, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MEDIMMUNE, INC.
                                   (Registrant)



                                   /s/David M. Mott
                                   ----------------
Date: November 15, 1999            David M. Mott
                                   Vice Chairman and Chief Financial Officer