Form 10-K
period 1999-12-31
MEDIMMUNE INC /DE
filed 2000-03-13
CIK 873591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 For
                     the fiscal year ended December 31, 1999

                         Commission File Number: 0-19131

                                 MEDIMMUNE, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                          52-1555759
(State or other                                                (I.R.S. Employer
jurisdiction of                                              Identification No.)
incorporation or organization)

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

Aggregate market value of the 68,201,865 shares of voting stock held by non-affiliates of the registrant based on the closing price on February 29, 2000 was $13,538,070,203. Common Stock outstanding as of February 29, 2000:
68,814,576 shares.

                      Documents Incorporated by Reference:

DOCUMENT                                                   PART OF FORM 10-K
--------                                                   -----------------

Proxy Statement for the Annual Meeting                           Part III
of Stockholders to be held May 18, 2000.

                                                  MEDIMMUNE, INC.
                                                     FORM 10-K
                                                 TABLE OF CONTENTS

PART I                                                                                                         PAGE
Item 1.           Business........................................................................................1
Item 2.           Properties.....................................................................................35
Item 3.           Legal Proceedings..............................................................................36
Item 4.           Submission of Matters to a Vote of Security Holders............................................36

PART II
Item 5.           Market for MedImmune, Inc.'s Common Stock and Related
                  Shareholder Matters............................................................................37
Item 6.           Selected Financial Data........................................................................38
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................40
Item 7A.          Quantitative and Qualitative Disclosures about Market
                  Risk...........................................................................................49
Item 8.           Financial Statements and Supplementary Data....................................................50
                  Report of Independent Accountants..............................................................77
                  Report of Management...........................................................................78
Item 9.           Changes in and Disagreements with Accountants on
                  Accounting Financial Disclosure................................................................78

PART III
Item 10.          Directors and Executive Officers of MedImmune, Inc.............................................79
Item 11.          Executive Compensation.........................................................................79
Item 12.          Security Ownership Certain Beneficial Owners and Management....................................79
Item 13.          Certain Relationships and Related Transactions.................................................79

PART IV
ITEM 14.          Exhibits, Financial Statement Schedule, and
                  Reports on Form 8-K............................................................................80
SIGNATURES.......................................................................................................80
Schedule I......................................................................................................S-1
Exhibit Index...................................................................................................E-1
Exhibits......................................................................(Attached to this Report on Form 10-K)

Synagis, CytoGam, Ethyol, RespiGam, NeuTrexin, and Hexalen are registered trademarks of the Company.


                                      (i)

                         ------------------------------

THE STATEMENTS IN THIS ANNUAL REPORT THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE INFORMATION SET FORTH UNDER THE CAPTION "RISK FACTORS", AS WELL AS OTHER RISKS DETAILED BELOW AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR OTHER FACTORS.

                         ------------------------------

PART I Item 1. Business

MedImmune, Inc. (together with its subsidiaries,"the Company"), is a biotechnology company headquartered in Gaithersburg, Maryland with six products on the market and a diverse product development portfolio. The Company is focused on using advances in immunology and other biological sciences to develop important new products that address significant medical needs in areas such as infectious diseases, immune regulation and oncology.

In 1998, the Company launched Synagis (palivizumab) in the United States for preventing respiratory syncytial virus (RSV) in high-risk pediatric patients. Synagis is the first and only monoclonal antibody approved for an infectious disease and has become an important new pediatric product for the prevention of RSV, the leading cause of viral pneumonia and bronchiolitis in infants and children.

The Company also markets CytoGam (Cytomegalovirus Immune Globulin Intravenous (Human), CMV-IGIV) and RespiGam (Respiratory Syncytial Virus Immune Globulin Intravenous (Human), RSV-IGIV) and has six product candidates undergoing clinical trials.

In November 1999, the Company acquired U.S. Bioscience Inc. ("USB"), now a wholly-owned subsidiary, renamed MedImmune Oncology, Inc., to build its franchise in oncology. This transaction was accounted for as a pooling-of-interests. Through this acquisition, the Company gained three marketed products: Ethyol (amifostine), NeuTrexin (trimetrexate glucuronate for injection), and Hexalen (altretamine); oncology marketing and sales capabilities; a manufacturing facility in Nijmegen, The Netherlands; and clinical research expertise in cancer.

Products on the Market.

Synagis

Synagis is a humanized monoclonal antibody approved for marketing in June 1998 by the U.S. Food and Drug Administration ("FDA") for the prevention of serious lower respiratory tract disease caused by respiratory syncytial virus ("RSV") in pediatric patients at high risk of RSV disease. Synagis is administered by intramuscular injection at 15mg/kg and is given once per month during anticipated periods of RSV prevalence in the community. In the Northern Hemisphere, the RSV season typically commences in October and lasts through April.

RSV is the most common cause of lower respiratory infections in infants and children worldwide. Healthy children and individuals with adequate immune systems often acquire a benign chest cold when infected with RSV. In contrast, certain high-risk infants such as premature infants and children with chronic lung disease ("CLD", also known as bronchopulmonary dysplasia or "BPD") are at increased risk for acquiring severe RSV disease (pneumonia and bronchiolitis), often requiring hospitalization. Each year in the United States, more than 100,000 infants are hospitalized with RSV disease. The mortality rate of hospitalized infants with RSV infection of the lower respiratory tract is about two percent. There are approximately 325,000 infants at high risk of acquiring severe RSV disease in the United States. Clinical studies have shown a 55% reduction in RSV hospitalizations among high-risk pediatric patients receiving Synagis versus those patients receiving placebo. Synagis was safe and generally well-tolerated, and the proportions of subjects in the placebo and Synagis groups who experienced any adverse event or any serious adverse event were similar.

In December 1997, the Company formed an exclusive worldwide marketing alliance with Abbott Laboratories ("Abbott") to commercialize Synagis. Within the United States, the Ross Products Division of Abbott co-promotes Synagis with the Company. The Company records all U.S. sales and Abbott receives a commission on sales above defined annual thresholds. Each company is responsible for its own selling expenses. Outside the United States, the International Division of Abbott Laboratories has the exclusive right to distribute Synagis. The Company manufactures and sells Synagis to Abbott for sales outside the United States. In May 1999, the European Union's ("EU") Committee for Proprietary Medicinal Products ("CPMP") adopted a positive opinion on Synagis, which was followed in August 1999 by a marketing authorization by the centralized European Agency for the Evaluation of Medicinal Products ("EMEA"). Pricing and reimbursement of Synagis are being set on a country-by-country basis. As of December 31, 1999, the Company and Abbott have submitted regulatory applications requesting approval to market Synagis in 46 countries outside the United States and have received approval in 28: Argentina, Austria, Australia, Bahrain, Belgium, Brazil, Chile, Colombia, Denmark, Finland, France, Germany, Greece, Guatemala, Ireland, Italy, Kuwait, Luxembourg, Mexico, Netherlands, New Zealand, Norway, Portugal, Spain, Sweden, Switzerland, the United Kingdom and Uruguay. Net transfer price revenue from Abbott in 1999 for sales of Synagis outside of the United States were $8.3 million. In addition, the Company received a $15 million milestone payment from Abbott upon EMEA approval of Synagis.

The Company has established a manufacturing alliance with German-based Boehringer Ingelheim Pharma KG ("BI") to supplement its own manufacturing capacity. In September 1998, the FDA approved the Company's supplement to its Biologic License

Application ("BLA") allowing the Company to import and sell in the United States product from the BI facility.

In December 1999, the FDA approved the Company's 91,000 square foot manufacturing facility in Frederick, Maryland ("Frederick Manufacturing Center" or "FMC"). This approval allows the Company to begin distributing Synagis manufactured at this facility. There can be no assurances that product supply will be properly matched with demand.

The Company will continue to rely upon BI for the majority of production of Synagis for the foreseeable future. BI produces Synagis in large lot sizes relative to overall product supply; there can be no assurances that failure of one or more lots of Synagis will not adversely impact the Company's supply of product and/or market perception. Additionally, because Synagis costs rely on favorable foreign exchange rates and production yields, there can be no assurances that Synagis will continue to be economical to purchase from BI.

In 1999, the Company sold $293.0 million of Synagis, $151.1 million of which occurred in the fourth quarter. In general, the Company expects most of its Synagis sales to occur in the fourth and first quarters of the year because of the seasonality of RSV in the United States; limited sales are expected in the second and third quarters. The Company expects this seasonality to continue in the foreseeable future.

The Company believes that Synagis was broadly reimbursed by third party payors during the 1998 - 1999 RSV season and the first part of the 1999 - 2000 RSV season. There can be no assurances that third party payors will not attempt to restrict reimbursement guidelines of Synagis in future RSV seasons.

The Company is continuing to evaluate Synagis in post-marketing clinical trials, including a multi-year Phase 3 safety and efficacy study in children under 2 years of age with congenital heart disease ("CHD") and a multi-year Phase 4 safety study in children with cystic fibrosis. In addition, the Cooperative Antiviral Studies Group ("CASG") at the National Institutes of Health ("NIH") has opened enrollment in a Phase 3 study evaluating the ability of Synagis to prevent RSV disease in bone marrow transplant recipients. There can be no assurances that data from these clinical trials will establish the safety or efficacy of Synagis in these populations, or that results from these trials will not adversely affect perceptions of Synagis in the marketplace.

The Company received a composition of matter patent protecting Synagis and its cell line through October 20, 2015. Other than the Company's product RespiGam (see below), the Company is not aware of any competing products being marketed anywhere in the world for the prevention of RSV disease. The Company believes that any products being developed, if successfully commercialized, would require at least four years of clinical development and regulatory approval prior to reaching the marketplace. Nevertheless, there can be no assurances that a competitive product will not be brought to market sooner than expected, or, if brought to market, would not be superior to Synagis. The Company is currently working on developing third-generation products and/or formulations for the prevention of RSV.

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

CytoGam was initially approved for marketing by the FDA in 1991 for the attenuation of primary CMV disease in donor-positive/recipient-negative kidney transplant patients, a condition that affects approximately 2,000 patients annually. The approved indication was expanded in 1998 to include lung, liver, pancreas and heart transplant recipients, which in the aggregate includes approximately 20,000 patients annually. The Company believes that the expanded indication has not significantly affected sales in the United States as many physicians were already prescribing CytoGam in the setting of solid organ transplantation.

The Company relies on third-party manufacturers for the production of CytoGam. Should any of the suppliers or manufacturers be unable to supply the Company with product for any reason, there can be no assurances that the Company would be able to arrange alternate production capabilities in a timely fashion or at all.

CytoGam was first sold through an exclusive distribution agreement with Connaught Laboratories. The Company began marketing CytoGam through its own hospital-based sales force in 1993. Sales of CytoGam have grown at a compounded annual rate of approximately 26 percent since 1993 to $34.7 million in 1999. Sales outside the United States were $7.0 million in 1999. The Company believes that the increased level of sales of CytoGam in 1999 reflects both an increase in core transplantation business and substitution occurring as a result of the worldwide shortage of standard intravenous immune globulin (IVIG). It is unclear when and if the current supply shortage of IVIG will end and if the continuation of such a shortage would affect sales of CytoGam. The Company believes the United States marketplace for CMV drugs in transplantation is competitive and no assurances can be given that growth in the United States will continue or that a continued IVIG shortage would increase CytoGam sales.

Internationally, CytoGam is approved for marketing and is sold by distributors in Poland, Argentina, Canada, Turkey and South Korea. Product is available on a named patient basis in nine other countries. The Company's orphan drug status in the United States expired in 1997 and there can be no assurance that additional CMV intravenous specialty immune globulin products will not be successfully commercialized by other companies. The Company is aware of one other CMV immune globulin in development by NABI, Inc.

RespiGam

RespiGam, an intravenous immune globulin enriched in neutralizing antibodies against RSV, was approved by the FDA for marketing in the United States in January 1996. RespiGam is indicated for the prevention of serious RSV disease in children under 24 months of age with BPD or a history of premature birth (i.e., born at 35 weeks or less gestation) and is administered by an approximately four hour intravenous infusion. RespiGam was the first product demonstrated to be safe and effective in reducing the incidence and duration of RSV hospitalization and the severity of RSV illness in these high risk infants. The Company believes that RespiGam has largely been replaced by Synagis in the marketplace. Sales of RespiGam were $2.9 million in 1999.

Ethyol

Ethyol, which was acquired in connection with the merger with USB, is an intravenous organic thiophosphate cytoprotective agent indicated for the reduction of both cumulative renal toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer or non-small cell lung cancer ("NSCLC") and the incidence of moderate to severe xerostomia in patients undergoing post-operative radiation treatment for head and neck cancer, where the radiation port includes a substantial portion of the parotid glands. Xerostomia, or dry mouth, caused by reduction of salivary function, is a frequent and debilitating toxicity associated with radiation to the head and neck region. Patients with xerostomia are at increased risk of oral infection, dental cavities and loss of teeth and often have difficulty chewing, swallowing, and speaking. According to the American Cancer Society, approximately 40,000 cases of head and neck cancer are diagnosed each year in the United States. Radiation therapy, often in conjunction with surgery and/or chemotherapy, is standard treatment for this type of cancer.

Ethyol was initially approved by the FDA in 1995 for the ovarian cancer indication. In 1996, the FDA approved USB's supplemental new drug application ("NDA") under the Accelerated Approval Regulations to include treatment of patients with NSCLC. Products approved under the Accelerated Approval Regulations require further adequate and well-controlled studies to verify and describe clinical benefit. The Company has a clinical trial ongoing that the Company anticipates may fulfill this requirement. In the event the clinical trial fails to verify the benefit of Ethyol for the NSCLC indication, the FDA may, under certain circumstances, withdraw approval of this indication.

The label was expanded in June 1999 to include the xerostomia indication following the presentation of data from a Phase 3 open-label, prospective, multi-center, randomized trial involving approximately 300 patients with head and neck cancer. At the end of the treatment period, patients treated with Ethyol prior to radiation experienced a 35 percent reduction in the incidence of severe xerostomia than patients who did not receive Ethyol. Moreover, approximately one year after radiation therapy, 57 percent of the patients in this trial who had been treated with radiation alone were still experiencing severe xerostomia, as compared to 34 percent of the patients in the Ethyol arm.

In December 1995, USB entered into an exclusive marketing and distribution agreement with ALZA Corporation ("ALZA") for Ethyol in the United States. Under the terms of the agreement, ALZA has exclusive rights to market Ethyol in the United States until

April 2001, subject to a one-year extension, and is responsible for sales and marketing of the product. The Company's oncology/immunology sales force co-promotes the product with ALZA in the United States. The Company sells Ethyol to ALZA at a price based on a percentage of the net sales price of Ethyol in the United States, and ALZA then sells Ethyol to the distributors and wholesales that supply Ethyol for prescription sales. ALZA's rights expire on April 1, 2001, or on April 1, 2002, if ALZA chooses to exercise a one-time option to extend the agreement. ALZA is required to notify the Company of its intent with respect to the marketing extension by April of 2000. Following the expiration of the rights, marketing rights to Ethyol will revert to the Company, and ALZA will receive a commission from the Company for 10 years (nine years if ALZA exercises the option), based on sales of Ethyol in the United States.

Outside the U.S., Ethyol is primarily marketed by affiliates of Schering-Plough Corporation ("Schering"). In the EU, Schering purchases Ethyol from the Company at a price based on a percentage of the net sales price of Ethyol in Germany, the United Kingdom, Spain, Italy and France. Schering's exclusive rights to market the products in the EU will continue through December 31, 2003, with an option for an additional two years, after which the rights revert back to the Company, in exchange for a future royalty stream. The Company has various other distribution and marketing arrangements for Ethyol outside the U.S. and the EU, primarily with affiliates of Schering. In 1999, net revenue of Ethyol to the Company was $19.6 million.

The Company is continuing the post-marketing evaluation of Ethyol in clinical trials, including a Phase 3 trial of Ethyol in conjunction with cisplatin/vinblastine in NSCLC, to fulfill the FDA's requirements for products approved under the Accelerated Approval Regulations; a Phase 3 of Ethyol with carboplatin/paclitaxel in NSCLC; and a Phase 2/3 trial of Ethyol with combination therapy of chemotherapy plus radiation in head and neck cancer. There can be no assurances that data from these clinical trials will establish the efficacy of Ethyol in these populations, or that results from these trials will not adversely affect the perception of Ethyol in the marketplace.

NeuTrexin

NeuTrexin, which was acquired in connection with the merger with USB, is a lipid-soluble, intravenously administerable analog of methotrexate, a commonly used anticancer agent. In December 1993, the FDA approved the NDA and the Canadian regulatory authority, the Health Protection Branch, granted commercial clearance for NeuTrexin for use with concurrent leucovorin administration as an alternative therapy for the treatment of moderate-to-severe Pneumocystis carinii pneumonia ("PCP") in immunocompromised patients, including patients with AIDS, who are intolerant of, or are refractory to, trimethoprim-sulfamethoxazole therapy or for whom trimethoprim-sulfamethoxazole is contraindicated. In September 1994, the EU's CPMP recommended approval for NeuTrexin with concurrent leucovorin administration as an alternative therapy for the treatment of moderate-to-severe PCP in patients with AIDS who are intolerant of or refractory to standard therapy or for whom standard therapy is contraindicated. NeuTrexin was designated a "high tech" drug under the CPMP's Concertation Procedure which provided for concurrent review of the dossier by the then 12 members of the EU and provides up to 10 years of regulatory exclusivity in the EU markets upon approval. Following the positive CPMP recommendation, the Company received local regulatory approvals in 11 of the 12 original EU member countries. As of December 31, 1999, local health regulatory approvals for NeuTrexin have been received in 31 countries outside the United States, including Canada, Denmark, France, Germany, Ireland, Luxembourg, the United Kingdom, Spain, Greece, Sweden, Norway, Portugal, The Netherlands, Italy and Argentina.

In mid-1999, USB regained sole responsibility for the distribution, marketing and promotion of NeuTrexin in the U.S. market, which had previously been conducted under a co-promotion agreement with ALZA. ALZA is entitled to be paid residual commissions based on a percentage of NeuTrexin sales during the three-year period following the end of the co-promotion term. The Company has distribution or licensing agreements for NeuTrexin with a number of pharmaceutical companies, primarily affiliates of Schering, for several territories outside of the United States. To date, commercial sales of NeuTrexin outside the U.S. have been minimal.

The Company is continuing to investigate NeuTrexin as an anti-cancer agent. Currently, the Company's clinical trials include a Phase 3 trial of 5-fluorourocil ("5-FU") plus NeuTrexin or placebo in previously untreated patients with advanced colorectal cancer, and a Phase 3 trial of 5-FU/leucovorin with or without NeuTrexin, in previously untreated patients with advanced colorectal cancer. There can be no assurance that data from these clinical trials will establish the efficacy of NeuTrexin in this indication, or that results from these trials will not adversely affect perceptions of NeuTrexin in the marketplace.

Upon approval of the NDA for NeuTrexin in December 1993, the product received seven years of orphan drug marketing exclusivity for the approved PCP indication. NeuTrexin is also designated as an orphan drug for the treatment of metastatic colorectal adenocarcinoma, metastatic carcinoma of the head and neck, pancreatic adenocarcinoma and advanced non-small cell carcinoma of the lung. If the Company obtains the first FDA approval for the product for any of these indications, NeuTrexin would be eligible for seven years of orphan drug marketing exclusivity for such approved indications.

Hexalen

Hexalen, which was acquired in connection with the merger with USB, is an oral synthetic cytoxic antineoplastic chemotherapeutic agent cleared for marketing by the FDA in December 1990 for use as a single agent in the palliative treatment of patients with persistent or recurrent ovarian cancer following first-line therapy with cisplatin and/or alkylating agent-based combination chemotherapy.

In mid-1999, USB regained sole responsibility for the distribution, marketing and promotion of Hexalen in the U.S. market from ALZA, which formerly conducted these activities under a co-promotion agreement. ALZA is entitled to receive commissions based on a percentage of net sales of Hexalen during the three-year residual period following the end of the co-promotion term. As of December 31, 1999, Hexalen has been approved for the treatment of ovarian cancer in 20 countries outside the United States, including Canada, the United Kingdom, Australia, Israel, Sweden, Norway, China, South Korea, Egypt and Hong Kong. Commercial sales of Hexalen outside the United States

Products In Development

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

In December 1997, the Company announced a strategic alliance with SmithKline Beecham ("SB") to develop and commercialize the Company's HPV vaccines. Under the terms of the agreement, SB receives exclusive worldwide rights to the Company's HPV vaccine technology and both companies will collaborate on research and development activities. To date, the Company has received a total of $31.6 million in up-front payments, an equity investment, and research funding from SB. Pursuant to the agreement, the Company will continue to receive certain research funding, would receive milestone payments if specified development and sales goals are met, and royalties on any product sales. Total funding and payments to the Company, exclusive of royalties, could total over $85 million.

Under the terms of the agreement, the Company conducts Phase 1 and Phase 2 clinical trials, manufactures clinical material for those studies and receives funding from SB for these activities. SB is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities.

The Company's strategy for vaccine development relies on a virus-like particle ("VLP") technology for producing a structurally identical, non-infectious form of the virus. Scientists at the Company, in collaboration with a team at Georgetown University, first demonstrated the effectiveness of a VLP vaccine candidate using a dog model for papillomavirus infection.

In 1999, the Company initiated clinical evaluation of its HPV-16 and HPV-18 vaccine candidates, MEDI-503 and 504. These initial trials were designed to evaluate the safety and tolerance of the HPV vaccine candidates. The Company also initiated Phase 2 trials in 1999, with a combined version of the HPV-16 and HPV-18 vaccines. In 1998, the Company completed a double-blind, randomized, dose-escalating, adjuvant-controlled Phase 1 clinical trial with its HPV-11 vaccine candidate, MEDI-501, evaluating its safety, tolerance, and immunogenicity.

MEDI-507, Anti-CD2 Humanized Monoclonal Antibody

MEDI-507 is a humanized monoclonal antibody being developed by the Company in collaboration with BioTransplant Incorporated ("BioTransplant"). MEDI-507 was derived from a rat monoclonal antibody called BTI-322. Both MEDI-507 and BTI-322 bind specifically to the CD2 antigen receptor found on T cells and natural killer ("NK") cells. Laboratory studies have suggested that BTI-322 and MEDI-507 primarily inhibit the response of T cells directed at transplant antigens while subsequently allowing immune cells to respond normally to other antigens. The selectivity and long lasting effects of this inhibition suggest that these molecules may have potential utility in applications in the transplantation field including treatment or prevention of graft-versus-host disease ("GvHD"), or in patients with certain autoimmune diseases. BTI-322 is a registered trademark of BioTransplant.

BioTransplant exclusively licensed BTI-322 and MEDI-507 to the Company for evaluation and potential commercialization. The Company is responsible for all activities related to commercialization, and BioTransplant would receive milestone payments at various stages related to regulatory approval and royalties if the products are commercialized. BioTransplant has retained the right to use BTI-322 and/or MEDI-507 in its proprietary ImmunoCognance systems.

In the MEDI-507 antibody, the rat components of the BTI-322 antibody are replaced with human components thereby reducing the likelihood that a recipient will recognize the drug as foreign and develop an immune reaction. This potential reaction is especially possible if the antibody is administered chronically in a patient whose immune system is not severely suppressed, such as in many patients with autoimmune diseases. The Company has therefore suspended development of BTI-322 pending the results of studies evaluating MEDI-507.

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

Autoimmune diseases are of major medical importance worldwide and include common afflictions such as rheumatoid arthritis, multiple sclerosis, Crohn's disease and psoriasis. Psoriasis is a common chronic, recurrent disease characterized by dry, scaling, red lesions on the skin. Approximately six million Americans have psoriasis, with between 150,000 and 260,000 new cases reported each year. There is no cure for psoriasis and the treatments are often inconvenient, difficult to use or cause side effects.

During 1999, the Company announced data from a Phase 1/2 trial with MEDI-507 in patients with steroid-resistant, severe GvHD. Of the 17 patients in the trial, 12 improved their grade of GvHD and 10 achieved grade 0 at some point during follow-up. The grade of GvHD was measured on a scale of 1 (mild) to 4 (severe). Seven patients with GvHD grade 2 and 10 patients with GvHD grade 3-4 were enrolled in this study. All but four of the patients had gut and/or liver involvement. Patients received a short regimen of four doses of intravenous MEDI-507 weekly for four weeks. Patients were followed for 100 days. Treatment with MEDI-507 was generally well tolerated, and no antibodies to MEDI-507 were detected. Eleven patients experienced acute adverse events associated with MEDI-507, including chills, fever and nausea. These events were generally mild and did not interrupt therapy. Notwithstanding improvements in GvHD in certain patients, 12 of the 17 patients ultimately died during the 100 day period, typically as a result of progression of their GvHD or complications such as infections.

In 1999 the Company also initiated a Phase 1/2 in adult steroid-naive stem cell transplant ("SCT") or bone-marrow transplant ("BMT") recipients. In this study, patients receive MEDI-507 or placebo combined with corticosteroids (methylprednisolone) for initial treatment of acute GvHD. Because this study is the first to evaluate MEDI-507 as part of initial treatment of GvHD, all patients are receiving the standard initial GvHD treatment with corticosteroids. MEDI-507 has received orphan drug designation from the Office of Orphan Products Development of the FDA for the treatment of GvHD (see "Government Regulation").

Enrollment began in 1999 in an open-label GvHD treatment trial in pediatric SCT or BMT patients. Currently there are no agents approved for the treatment of GvHD in children. Up to 20 pediatric patients (age 2-17) are expected to be recruited from at least ten centers for this Phase 1/2 study.

The Company continued to evaluate psoriasis patients in a Phase I safety and pharmacokinetics study in 1999. The study was expanded to examine four dose levels of MEDI-507 in twelve patients.

No assurance can be given that the current clinical trials will be successful, or if successful, would lead to a continuation of the programs in the indications currently studied or at all.

MEDI-491, B19 Parvovirus Vaccine

The Company is developing a vaccine for B19 parvovirus based on virus-like particle technology. Discovered in 1975, B19 parvovirus has been linked to a number of serious conditions including certain types of miscarriages in pregnant women, life-threatening sudden reduction of red blood cells in sickle cell anemia patients, chronic anemia in

AIDS and chemotherapy patients, and persistent arthritis in some adults. There are no agents available for the prevention of B19 parvovirus infection.

MEDI-491 is a vaccine intended to prevent human B19 parvovirus infection. MEDI-491 utilizes VLP technology similar to that used for the Company's HPV vaccine candidates. By producing two natural B19 parvovirus proteins in the correct proportions in an insect cell recombinant protein production system, the Company and collaborators at the National Heart, Lung, and Blood Institute ("NHLBI") are able to generate VLPs that resemble the natural B19 parvovirus particles, but are not infectious. MEDI-491 received orphan drug designation in May 1999 from the Office of Orphan Products Development of the FDA for the prevention of B19 parvovirus infection.

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

In 1999, the Company initiated a Phase 1 study of MEDI-491 formulated with MF59. The study is designed to evaluate the safety of the vaccine at two dose levels compared with placebo in 24 patients (12 volunteers per dose level).

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

In 1999, the Company initiated a Phase I clinical study of the UTI vaccine formulated in MF59. The study is designed to evaluate the safety of the vaccine at four dose levels compared with placebo in 48 patients (12 volunteers per dose level).

Vitaxin

In 1999, the Company acquired the worldwide rights to Vitaxin from Ixsys, Inc., a privately held biopharmaceutical company engaged in the development of novel therapeutics, as part of a four antibody development agreement. Pursuant to the agreement, the Company will be responsible for clinical development, manufacturing and commercialization of Vitaxin and will fund certain research to be performed by Ixsys and will make future milestone and royalty payments on sales of any resulting products.

The Company is developing Vitaxin, an anti-angiogenic monoclonal antibody product, for potential use in both cancer and non-cancer indications. Angiogenesis is the growth of new blood vessels from pre-existing cells. In solid tumors, angiogenesis allows new blood vessels to grow into solid tumor tissue, providing the growing tumor both a means of nutrient and oxygen uptake, and a possible route for tumor metastasis into other organs. During angiogenesis, the solid tumor secretes growth factors which cause blood vessel-forming endothelial cells to multiply and extend toward the solid tumor. These cells use a family of proteins called integrins to adhere to the surrounding tissue, allowing them to continue their extension toward the tumor. The lead candidate, Vitaxin, has been shown to bind to the integrins, called alpha-v beta-3, which is specifically found on newly sprouting blood vessels, and to stop the growth of these vessels through an apoptotic (programmed cell death) signaling mechanism. This inhibition of new blood vessel formation has been shown to block the growth and spread of solid tumors in various animal models. A product such as this may have use in other diseases that require angiogenesis, including macular degeneration, diabetic retinopathy, rheumatoid arthritis, and restenosis following angioplasty.

Vitaxin was developed by Ixsys based on the initial discoveries made by David A. Cheresh, Ph.D. and his colleagues at The Scripps Research Institute with a precursor murine antibody known as LM609. Ixsys humanized and optimized the original murine antibody developed by Dr. Cheresh using its protein engineering technology called

Directed Evolution. Ixsys completed a Phase I clinical trial to assess the safety of Vitaxin in patients with incurable malignant cancer. In this trial, Vitaxin was found to be generally safe and well tolerated. Of the fourteen evaluable patients, eight experienced stabilization of their disease of which one, a leiomyosarcoma (smooth muscle tumor) patient, experienced a reduction in tumor size. Ixsys has also completed a Phase 1/2 imaging study at the University of Alabama.

During 1999, the Company continued a 15 patient Phase 1/2 study in leiomyosarcoma patients. Patients received Vitaxin every week for a maximum of six months or until a maximum response was observed, a patient's tumor progressed, or a grade 3-4 toxicity was encountered.

In 1999, the Company began preclinical development and scale-up of a second generation variant of Vitaxin, developed by Ixsys, with significantly increased potency and production advantages. The Company expects to begin clinical evaluation of the second generation Vitaxin molecule in both cancer and non-cancer indications in 2000. The second generation variant is expected to largely replace the first generation Vitaxin.

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

The Company has established a research collaboration with St. Jude Children's Research Hospital ("St. Jude") to develop products for the prevention and treatment of Streptococcus pneumoniae infection. The Company has been granted a worldwide exclusive license from the Rockefeller University to commercialize product candidates developed from a novel set of genes discovered by scientists at St. Jude, formerly at Rockefeller University. In addition, research efforts are underway by scientists at the Company and St. Jude to identify novel conserved surface proteins for potential vaccine applications.

The Company has also established a research collaboration with Human Genome Sciences, Inc. ("HGS") to develop vaccines and immunotherapeutic products, including a vaccine for Streptococcus pneumonia. Pursuant to the agreement with HGS, the Company will be solely responsible for the commercialization of any products developed through the collaboration, and HGS will be entitled to royalties based upon the extent to which any products jointly developed are covered by patents or license rights held by HGS.

During 1999, a number of promising candidates were identified and evaluated in animal models. Preclinical evaluation of these candidates will continue, and the Company expects that candidates will be selected for clinical development in 2000.

Catalytic Antibody against Cocaine

In February 1999, the Company established an exclusive licensing agreement and a research collaboration with Columbia University ("Columbia") to develop and commercialize a catalytic antibody against cocaine to treat overdose and addiction. Currently, the lead candidate is a catalytic monoclonal antibody called 15A10. In the brain, there is a constant cycle of release and reuptake of neurotransmitters, including dopamine, which is responsible for emotional response, movement and the ability to experience pleasure. This cycle regulates and controls feelings and emotions. Cocaine binds to the same receptors that bind free dopamine for uptake, breaking the cycle. The brain continues to make dopamine, but is unable to remove it from the system, resulting in an artificial increase in dopamine levels and subsequent euphoria. Addiction occurs with continued use of cocaine, as the brain can no longer respond to natural reward stimulation and is forced to rely on the drug to maintain the artificial high. At the extremely high concentrations seen in drug overdose, the drug binds to multiple receptors in the nervous system and the cardiovascular system, possibly causing arrhythmia and sudden death. In laboratory studies, Mab 15A10 has been shown to bind, cleave and release the degraded cocaine thus freeing itself for further cocaine binding.

In the U.S., there are over four million chronic cocaine users, and an estimated two million people are addicted to cocaine. Since 1980, an estimated 40 million Americans have used cocaine or crack, the street name given to cocaine processed to a free base for smoking, with an estimated 500,000 new users per year. Each year, an estimated 45,000 women use cocaine during pregnancy; health care costs to treat their addicted babies in the U.S. are estimated at $500 million per year. Current treatment options for cocaine addiction are limited and include treatment medications and behavioral interventions, including cognitive behavioral therapy. Cocaine overdose is the most frequent cause of addiction related emergency room admissions in the U.S. and Europe, with approximately 150,000 and 100,000 admissions, respectively, in 1998.

Mab 15A10 has been evaluated in animal models in its ability to protect against acute side effects of cocaine overdose, and its ability to protect against lethal challenge with cocaine. It has also been shown to inhibit cocaine addiction in animal models. The Company expects to continue preclinical evaluation of the molecule in 2000.

Pursuant to the agreement with Columbia, the Company is responsible for worldwide research, clinical development, manufacturing and commercialization of any product resulting from the collaboration and Ixsys will optimize the primary product candidate. The Company paid a one-time license fee to Columbia in 1999 and will make milestone and royalty payments based on clinical development progress and sales of resulting products, if any.

Lyme Disease Vaccine

The Company is developing a second-generation Lyme disease vaccine candidate based on a protein known as decorin binding protein ("DbpA"), found on the organism that causes Lyme disease. In 1998, the Company announced that it had granted worldwide rights to its Lyme disease vaccine candidate to Aventis Pasteur, formerly Pasteur Merieux Connaught ("PMC"), in exchange for potential milestone payments and royalties on any future sales. PMC intends to use DbpA as a component in the development of European and improved U.S. vaccines for the prevention of Lyme disease.

Lyme disease is the most common arthropod-borne disease in the United States. Forty-eight states have reported cases of Lyme disease with an annual nationwide incidence of approximately 16,000 new cases. Lyme disease is also reported in Europe, Japan, China, and Russia. Difficulties with early diagnosis as well as the occurrence of serious treatment-resistant infections emphasize the need for safe and effective vaccines against Lyme disease.

In 1999, the Company and PMC announced data showing that a combination vaccine composed of DbpA and outer surface protein A ("OspA") is more efficacious in preventing infection by BORELIA BURGDORFERI and related species in mice than vaccination with either immunogen alone. B. BURGDORFERI is a bacterium which causes Lyme disease. In these experiments, the combination vaccine prevented infection in mice by genetically diverse strains of B. BURGDORFERI. These data suggest that the addition of DbpA to an OspA vaccine for Lyme disease might enhance the level of protection provided by vaccination with OspA alone against infection by the Lyme disease-causing bacterium.

Lodenosine (FddA)

Under an agreement with the National Institutes of Health of the United States Public Health Service, USB received a worldwide exclusive license to the United States government's patent rights for the use of the compounds known as FddA and its active metabolite, FddI, for the treatment of HIV infection, HIV-related infection or HIV-related disease in humans. USB also was a party to a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the clinical development of lodenosine. Lodenosine is an acid stable, purine-based nucleoside reverse transcriptase inhibitor that was discovered, patented and developed preclinically by researchers at the NCI. Until late 1999, USB was collaborating with the NCI on the clinical development of lodenosine under the CRADA and was conducting its own 48-week, multi-center Phase 2 trial of lodenosine in combination with indinavir and stavudine in patients with HIV who had not had prior anti-retroviral therapy. On October 14, 1999, USB announced that it had suspended clinical testing of lodenosine and that its IND was on clinical hold pending review of additional scientific information regarding serious adverse events seen during the Phase 2 clinical trial, including patient deaths. USB has terminated all treatment under this Phase 2 trial. The Company will assess the opportunity to continue the development of lodenosine when all clinical results have been analyzed. No patient is currently being treated with lodenosine.

Other Products

The Company continues to work on feasibility studies in a number of other areas. Any of these programs could become more significant to the Company over the next 12 months; however, there can be no assurances that any of the new programs under review will generate viable product opportunities. The Company may choose to address new opportunities for future growth in a number of different ways including, but not limited to, internal discovery and development of new products, in-licensing of products and technologies, and/or merger or acquisition of companies with products and/or technologies. Any of these activities may require substantial capital investment.

Products and Product Development Programs

The following table summarizes the indications and current status of the Company's products and product development programs.

PRODUCT                             INDICATION                                  STATUS(1)

Synagis RSV                         Prevention of RSV disease                   Marketed
Monoclonal                          in pediatric patients at
Antibody                            high risk of RSV disease

CytoGam                             Prophylaxis of cytomegalovirus              Marketed
CMV Immune                          disease associated with
Globulin                            transplantation of kidney,
                                    lung, liver, pancreas and heart

RespiGam                            Prevention of serious RSV                   Marketed
RSV Immune                          disease in infants with
Globulin                            prematurity or lung disease

Ethyol                              Reduction of cumulative                     Marketed
Cytoprotective                      renal toxicity associated
Agent                               with repeated administration
                                    of cisplatin in patients with
                                    advanced ovarian cancer or non-
                                    small cell lung cancer

Ethyol                              Reduction of the                            Marketed
Cytoprotective                      incidence of moderate to
Agent                               severe xerostomia in patients
                                    undergoing post-operative radiation
                                    treatment for head and neck cancer where
                                    the radiation port includes a substantial
                                    portion of the parotid glands

Hexalen                             Palliative treatment of patients            Marketed
Single Chemotherapeutic             with persistent or recurrent
Agent                               ovarian cancer following first-line

                                    therapy with cisplatin and/or
                                    alkylating agent-based combination
                                    chemotherapy.

NeuTrexin                           For use with concurrent leucovorin          Marketed
Pneumonia                           administration as an alternative treatment
Treatment                           of moderate-to-severe
                                    Pneumocystis carinii pneumonia
                                    in immunocompromised patients,
                                    including patients with AIDS, who are
                                    intolerant of, or are refractory to,
                                    trimethoprim- sulfamethoxazole therapy or
                                    for whom trimethoprim-sulfamethoxazole is
                                    contraindicated.

Synagis RSV                         Treatment of RSV disease in                 Phase 3
Monoclonal                          bone marrow transplant
Antibody (4)                        recipients

Synagis RSV                         Prevention of RSV disease in                Phase 4
Monoclonal                          children under 2 years of age
Antibody                            with cystic fibrosis

Synagis RSV                         Prevention of RSV disease in                Phase 3
Monoclonal                          children under 2 years of age
Antibody                            with congenital heart disease

Ethyol                              Treatment of NSCLC in conjunction           Phase 3
Cytoprotective                      with cisplatin/vinblastine in NSCLC
agent

Ethyol                              Treatment of NSCLC in conjunction           Phase 3
Cytoprotective                      with carboplatin/paclitaxel in NSCLC
agent

Vitaxin I Anti-                     Treatment of cancer by inhibition           Phase 2
Alpha-V Beta-3                      of angiogenesis in leiomyosarcoma
Monoclonal                          patients
Antibody

NeuTrexin                           Treatment of colorectal cancer              Phase 3
Anticancer
Agent

MEDI-507                            Treatment of graft-versus-host              Phase 1/2
Monoclonal                          disease
Antibody

MEDI-501 HPV-11                     Prevention of genital warts                 Phase 1
Vaccine(2)

MEDI-507                            Treatment of psoriasis                      Phase 1
Monoclonal
Antibody

MEDI-491 B19                        Prevention of B19 parvovirus                Phase 1
Parvovirus                          infection
Vaccine

E. coli Vaccine                     Prevention of urinary tract                 Phase 1
(FimH Adhesin)                      infections

HPV Cervical Cancer                 Prevention of cervical cancer               Phase 2
Vaccine(2)

Vitaxin II Anti-                    Treatment of cancer and non-                Preclinical
Alpha-V Beta-3                      cancer angiogenic diseases                  Development
Monoclonal                          by inhibition of angiogenesis
Antibody

Anti-cocaine Mab                    Treatment of cocaine overdose               Preclinical
                                    and addiction                               Development

Second-Generation                   Prevention of Lyme disease                  Preclinical
Lyme Disease                                                                    Development
Vaccine (3)

S. pneumoniae                        Prevention and treatment of                Research
Vaccine                              streptococcus pneumoniae

---------------
(1) "Phase 1" and "Phase 2" clinical trials generally involve administration of a product to a limited number of patients to evaluate safety, dosage and, to some extent, efficacy. "Phase 3" clinical trials generally examine the efficacy and safety of a product in an expanded patient population at multiple clinical sites.
(2) These products are being co-developed by the Company and SmithKline Beecham. The Company is entitled to certain milestone payments and royalties on any sales, if and when cleared for marketing by the FDA. The specific clinical status of these products is not disclosed.
(3) This product was out-licensed to Aventis Pasteur, formerly Pasteur-Merieux Connaught ("PMC") in 1998. PMC is responsible for clinical development and commercialization. The Company is entitled to certain milestone payments and royalties on any sales, if and when cleared for marketing by the FDA.
(4) This clinical trial is sponsored by the Cooperative Antiviral Studies Group of the National Institutes of Health

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

The second agreement allows Abbott exclusively to distribute Synagis outside the United States. The Company manufactures and sells Synagis to Abbott at a price based on end user sales. In August 1999, the EMEA granted marketing authorization for Synagis. As of December 31, 1999, the Company and Abbott had submitted a total of 46 regulatory applications for approval to market Synagis and have received approval in 28 countries. No assurance can be given that any of the remaining applications submitted or any future submissions to any other countries for marketing licensure will be approved in a timely manner or at all.

ALZA Corporation

In December 1995, USB entered into an exclusive marketing and distribution agreement with ALZA Corporation ("ALZA") for Ethyol in the United States. Under the terms of the agreement, ALZA has exclusive rights to market Ethyol in the United States until April 2001, subject to a one-year extension, and is responsible for sales and marketing of the product. The Company's oncology/immunology sales force co-promotes the product with ALZA in the United States. The Company sells Ethyol to ALZA at a price based on a percentage of the net sales price of Ethyol in the United States, and ALZA then sells Ethyol to the distributors and wholesales that supply Ethyol for prescription sales. ALZA's rights expire on April 1, 2001, or on April 1, 2002, if ALZA chooses to exercise a one-time option to extend the agreement. ALZA is required to notify the Company of its intent with respect to the marketing extension by April of 2000. Following the expiration of the rights, marketing rights to Ethyol will revert to the Company, and ALZA will receive a commission from the Company for 10 years (nine years if ALZA exercises the option), based on sales of Ethyol in the United States.

ALZA was co-promoting NeuTrexin and Hexalen in the United States until mid-1999. At that time, the Company regained sole responsibility for the distribution, marketing and promotion of these products in the United States.

SmithKline Beecham

In December 1997, the Company entered into a strategic alliance with SmithKline Beecham PLC ("SB") to research, develop, manufacture and commercialize therapeutic and prophylactic HPV vaccines. In exchange for exclusive worldwide rights to the Company's HPV technology, SB provided the Company with an up-front payment of $15 million, which was received and recorded in 1998, future funding and potential developmental and sales milestones which together could total over $85 million, royalties on any product sales and an equity investment of $5 million. Under the terms of the agreement, the companies will collaborate on research and development activities. The Company conducts Phase 1 and Phase 2 clinical trials and manufactures clinical material for those studies. SB is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities.

BioTransplant, Incorporated

In October 1995, the Company and BioTransplant, Incorporated ("BTI") formed a strategic alliance for the development of products to treat and prevent organ transplant rejection. The alliance is based upon the development of products derived from BTI's anti-CD2 antibody, BTI-322, the Company's anti-T cell receptor antibody, MEDI-500, and future generations of products derived from these two molecules (such as MEDI-507, or humanized BTI-322). Pursuant to the alliance, the Company received an exclusive worldwide license to develop and commercialize BTI-322 and any products based on BTI-322, with the exception of the use of BTI-322 in kits for xenotransplantation or allotransplantation. The Company has assumed responsibility for clinical testing and commercialization of any resulting products. The Company's clinical development efforts are focused on MEDI-507; further development of BTI-322 has been suspended pending the results of studies evaluating MEDI-507. BTI may receive milestone payments which could total up to an additional $11.0 million, as well as royalties on any sales of BTI-322, MEDI-500, MEDI-507 and future generations of these products, if any.

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

American Home Products Corporation

The Company's strategic alliance with American Home Products ("AHP") provided for the co-development and co-promotion of RespiGam by the two companies. The agreement provided for AHP to fund a portion of the cost of the development of RespiGam and to co-promote the product in the United States. AHP shared in the profits and losses of RespiGam in the U.S. The alliance provides for the Company to receive royalties on any sales of AHP's RSV subunit vaccine candidate, and for AHP to receive royalties on U.S. sales of Synagis.

Pursuant to an amendment to the agreement signed in December 1999, AHP's obligation to co-promote RespiGam in the U.S. was terminated. In addition, AHP no longer shares in any profits or losses of RespiGam in the U.S.; the royalty obligations for Synagis and AHP's RSV subunit vaccine candidate remain unchanged.

Massachusetts Health Research Institute and Massachusetts Biologics
Laboratories.

In August 1989 and April 1990, the Company entered into a series of research, supply and license agreements with Massachusetts Health Research Institute ("MHRI") and Massachusetts Public Health Biologics Laboratories, then a division of the Massachusetts Department of Public Health ("The State Lab"), covering products intended for the prevention or treatment of CMV and RSV infection and other respiratory virus infections by immune globulins or monoclonal antibodies. The Company has agreed to pay royalties on all sales using the licensed technology. Pursuant to the agreements, the Company paid $18.4 million in 1999, $17.8 million in 1998, and $13.3 million in 1997, for royalties, process development and manufacturing.

Pasteur Merieux Connaught

In December 1998, the Company entered into a license agreement with Aventis Pasteur, formerly Pasteur Merieux Connaught ("PMC"), to develop a second generation vaccine for the prevention of Lyme disease. The first generation vaccine candidate of PMC, OspA, has completed a Phase 3 clinical trial. In exchange for exclusive worldwide rights to the Company's DbpA technology, PMC made an up-front payment in December 1998, and agreed to make additional payments if certain development and sales milestones are achieved, and agreed to pay royalties on any product sales. PMC has indicated that it intends to use DbpA for the development of European and improved U.S. vaccines for the prevention of Lyme disease.

Schering-Plough Corporation

In May 1993, USB entered into an exclusive marketing and distribution agreement with Scherico, Ltd. ("Scherico"), an affiliate of Schering, for Ethyol in the countries comprising the EU and European Free Trade Association (the "European Territories"). Under this agreement, Scherico purchases Ethyol from the Company at a price based on a percentage of the net sales price of Ethyol in Germany, United Kingdom, Spain, Italy and France. Scherico's exclusive rights to market the product will continue through December 31, 2003. At the end of the exclusive period, the Company may co-promote Ethyol with Scherico for two years, through December 31, 2005. Thereafter, the

Company will reacquire sole marketing rights, subject to an obligation to pay Scherico a royalty based on a percentage of net sales, if any, from the European Territories for a period of three years. Scherico may terminate the agreement at any time by providing 180 days written notice.

USB also entered into licensing agreements for Ethyol and NeuTrexin with affiliates of Schering for several additional territories outside the United States. The licensees are required to pay the Company compensation based on their net sales of the products, and the Company sells the products to the licensees at an agreed upon price.

Other Agreements

The Company has a number of other collaborative and business agreements with academic institutions and business corporations, including agreements with: 1) Washington University in St. Louis, Missouri covering development of pilus-based anti-bacterial vaccines; 2) Georgetown University, the German Cancer Research Center and the University of Rochester covering development of vaccines for human papillomaviruses; 3) Chiron Corporation covering supply of MF59, a proprietary vaccine adjuvant to be used for B19 parvovirus and E.coli development; and 4) scientists at St. Jude for the discovery and commercialization of products to treat and prevent Streptococcus pneumoniae. In addition, the Company has license agreements with third parties for CytoGam, RespiGam, Synagis and substantially all of its other potential products. Under such license agreements the Company is obligated to pay royalties on any sales of these products.


Marketing and Sales

The Company has developed a sales and marketing organization which it believes is responsive to the increased importance of managed care and the need of the healthcare industry to provide higher quality care at lower costs.

The Company now employees approximately 140 people devoted to sales and marketing of its products in the United States. Approximately 50 sales and managed care representatives cover approximately 500 hospitals and clinics in the United States, which specialize in transplantation and/or pediatric/neonatal care, for the promotion of CytoGam and Synagis or RespiGam, respectively. Each of these 50 sales representatives is responsible for selling all three of these products. Approximately 25 oncology/immunology specialists and one national accounts manager are devoted to sales and marketing of Ethyol and Hexalen to oncologists practicing in cancer treatment centers, large hospitals and private medical practices. These oncology/immunology specialists are also responsible for sales and marketing of NeuTrexin to physicians treating patients at risk for PCP.

The Company has co-promotion agreements with Abbott, through its Ross Products division, and with ALZA to co-promote its products in the United States. Through its 500 sales representatives, the Ross Products division details Synagis to 27,000 office-
based pediatricians and 6,000 birth hospitals. ALZA has approximately 90 sales and managed care representatives selling Ethyol in the U.S.

Sales outside the United States are made through distributors. Abbott serves as the Company's exclusive distributor for Synagis outside of the U.S. Scherico is the exclusive marketing and distribution partner for Ethyol in the countries comprising the European Territories. Scherico and other affiliates of Schering have various other licensing and distribution arrangements for Ethyol and NeuTrexin outside of the United States. CytoGam, Hexalen, Neutrexin and RespiGam are marketed outside of the United States under distribution agreements with various companies.


Manufacturing and Supply

The Company has entered into manufacturing, supply and purchase agreements in order to provide a production capability for all of its products.

The Company has a manufacturing and supply agreement with BI to provide supplemental production capability for Synagis, a humanized monoclonal antibody product. BI is currently the primary manufacturer of Synagis. BI also fills and packages Synagis produced at its facility. The BI facility is subject to inspection and approval by the appropriate regulatory authorities in connection with maintaining its FDA licensure as well as for obtaining and maintaining approval from certain ex-U.S. countries. Should BI be unable to supply Synagis to the Company for any reason, there can be no assurance that the Company would be able to secure an alternate manufacturer in a timely basis or without increased cost. While the Company's Frederick manufacturing facility was licensed for production by the FDA in December 1999, the Company will continue for the foreseeable future to rely upon BI for production of additional quantities of Synagis in order to meet expected worldwide demand for the product.

The Company's manufacturing facility in Frederick, Maryland is a multi-use biologics facility intended to provide production capability for the manufacture of immune globulins and by-products from human plasma. In addition, the facility contains a cell culture production area for the manufacture of recombinant products, such as Synagis, MEDI-501 and MEDI-507, if and when MEDI-501 and MEDI-507 are cleared for marketing by the FDA. The Company's amendment to its BLA for approval of the facility for production of Synagis was approved in December 1999. There can be no assurance that the facility will receive regulatory approval for its other intended purposes. The Company has limited experience in commercial manufacturing. Accordingly, the Company may encounter risks associated with commercial manufacturing, including cost overruns, product defects and environmental problems. Furthermore, there can be no assurance that the Company will be able to manufacture products at a cost that is competitive with third party manufacturing operations or that the production yields will be comparable or better than those achieved at third party manufacturing operations.

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

CytoGam and RespiGam are produced from human plasma collected from donors who have been screened to have high concentrations of antibodies against CMV and RSV, respectively. Human plasma for CytoGam and RespiGam is converted to an intermediate raw material (Fraction II+III paste) under supply agreements with Baxter and V.I. Technologies, Inc. ("Vitex"). The State Lab, which holds the sole product and establishment licenses for CytoGam and RespiGam, processes the Fraction II+III paste into bulk product. The supply agreements with Baxter and Vitex expired during 1999.

During the fourth quarter of 1999, the Company completed the production requirements for an amendment to the establishment license held by the State Lab to allow production of Fraction II + III paste at the FMC. The Company and the State Lab intend to file the amendment with the FDA during the first quarter of 2000. No assurance can be given that the amendment will be approved. Unless and until the amendment is approved, the Company will continue to rely on the State Lab for production of Fraction II + III paste. The Company also has an agreement with Aventis Pasteur, formerly Connaught Laboratories, Inc. ("Connaught") to fill and package CytoGam and RespiGam. If the State Lab or Connaught is unable to satisfy the Company's product requirements on a timely basis or is prevented for any reason from manufacturing its products, the Company may be unable to secure an alternative supplier or manufacturer without undue and materially adverse operational disruption and increased cost.

As part of the merger with USB, the Company acquired a small volume parenteral products manufacturing facility in Nijmegen, The Netherlands. This manufacturing facility received the approval of the Dutch regulatory authorities and is now able to manufacture Ethyol and the finished dosage form of NeuTrexin for commercial sale in Europe. The Nijmegen manufacturing facility has also been inspected by the FDA and approved as a manufacturing site for NeuTrexin and Ethyol for commercial sale in the United States.

The Company relies on third parties to manufacture drug substance for Ethyol, NeuTrexin and Hexalen and, to a decreasing but still important extent, on third parties to manufacture these finished drug products. The Company is dependent on third party suppliers for the manufacture of Hexalen. The Company uses one approved source of altretamine drug substance and two approved sources for the finished dosage form of Hexalen. Should the Company be unable to obtain product from its suppliers, there can be no assurance that an alternate supplier or manufacturer could be arranged. However, revenues from Hexalen are at such a level that should supply issues arise, the Company does not believe there would be a material impact on operations or earnings.

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

The Company believes that there are other patents issued to third parties and/or patent applications filed by third parties which could have applicability to each of the Company's products and product candidates and could adversely affect the Company's freedom to make, have made, use or sell such products or use certain processes for their manufacture. Some of these third parties have contacted the Company claiming patent infringement by the Company. The Company is unable to predict whether it will ultimately be necessary to seek licenses from such third parties or, if such licenses were necessary, whether such licenses would be available on terms acceptable to the Company. The necessity for such licenses could have a material adverse effect on the Company's business.

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

The Orphan Drug Act was established to encourage development of drugs for rare diseases and conditions affecting a small patient population (generally fewer than 200,000 people). Orphan designation of a product can potentially provide a company with seven years of market exclusivity if the company is the first to receive FDA product marketing approval for the orphan drug in the designated indication. Additionally, this designation provides a company with tax credits of 50% for qualified clinical research expenses and the opportunity for clinical research grants. CytoGam, RespiGam, Ethyol, NeuTrexin and MEDI-507 have been designated as Orphan Drugs for certain indications by the FDA. Accordingly, (1) RespiGam has market exclusivity for its currently licensed indication through January 17, 2003; (2) Ethyol has market exclusivity for its currently licensed chemoprotective indication for patients with ovarian cancer through December 2002, and for its radioprotective indication through June 2006; and (3) NeuTrexin has market exclusivity for its currently licensed PCP indication through December 2000. NeuTrexin also has exclusivity until May 2004 pursuant to the Drug Price Competition and Patent Term Restoration Act. Marketing exclusivity for CytoGam's originally licensed indication for use in kidney transplantation expired in 1997. Ethyol has also been designated as an orphan drug for use as a chemoprotective agent for use with cyclophosphamide in the treatment of advanced ovarian carcinoma, as a chemoprotective agent for use with cisplatin in the treatment of metastatic melanoma, for the treatment of myelodysplastic syndromes, and for the reduction of the incidence and severity of cisplatin-induced toxicities. NeuTrexin has also been designated as an orphan drug for the treatment of metastatic colorectal adenocarcinoma, metastatic carcinoma of the head and neck, pharynx and larynx, pancreatic adenocarcinoma and advanced non-small cell carcinoma of the lung. MEDI-507 has been designated as an orphan drug for the treatment of GvHD. MEDI-491 has been designated as an orphan drug for prevention of transient aplastic crisis in people with sickle cell anemia. Accordingly, each of these products would have market exclusivity for seven years from the date of FDA approval if it is the first product approved by the FDA for treatment of the designated orphan indication.

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

Sales of pharmaceutical and biopharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA licensure has been obtained, licensure of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such licensure may be longer or shorter than that required for FDA approval, and no assurance can be given that such approval will be obtained.


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

The Company believes that for the prevention of RSV disease, the Company's second generation RSV product, Synagis, and its first generation product, RespiGam, which has largely been replaced by Synagis, do not compete directly with any product; however, the Company is aware of one product in the U.S., ribavirin, which is indicated for the treatment of RSV disease. The existence of this product, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company.

Many companies, including well known pharmaceutical companies, are marketing anticancer drugs and drugs to ameliorate or treat the side effects of cancer therapies, and are seeking to develop new products and technologies for these applications. Many of these drugs, products and technologies are, or in the future may be, competitive with the Company's oncology products. In the United States, the Company believes that Bristol-Myers Squibb Company holds the largest share of the chemotherapy market both in terms of approved products and annual sales, and therefore dominates the market place. Other companies maintaining an active oncology marketing and sales presence include Schering-Plough Corporation, Pharmacia & Upjohn, AstraZeneca, Hoffmann-La Roche, Inc., Johnson & Johnson, Immunex Inc. (a subsidiary of American Home Products), Amgen, Inc., Chiron Corporation, Aventis SA, Eli Lilly and Company and SmithKline Beecham p.l.c. Many of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the Company and may be better equipped than the Company to develop, market and manufacture these therapies. No assurance can be given that the oncology drugs developed by the Company will be able to compete successfully against therapies already established in the marketplace or against new therapies that may result from advances in biotechnology or other fields which may render the Company's oncology drugs less competitive or obsolete. In addition, the Company's oncology drugs may become subject to generic competition at such times as generic applications for drug approvals may be filed and approved by the FDA.

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

EXECUTIVE OFFICERS OF THE COMPANY

                                                                                           Officer
Name                              Age     Position                                          Since
Wayne T. Hockmeyer, Ph.D.          55     Chairman and Chief Executive Officer               1988

Melvin D. Booth                    54     President and Chief Operating Officer              1998

David M. Mott                      34     Vice Chairman and Chief Financial Officer          1992

Franklin H. Top, Jr., M.D.         64     Executive Vice President and Medical Director      1988

James F. Young, Ph.D.              47     Executive Vice President Research and              1989
                                          Development

Bogdan Dziurzynski                 51     Senior Vice President Regulatory Affairs and       1994
                                          Quality Assurance

Armando Anido                      42     Senior Vice President Sales and Marketing          1999

Dr. Hockmeyer founded the Company in April 1988 as President and Chief Executive Officer and was elected to serve on the Board of Directors in May 1988. He became Chairman of the Board of Directors in May 1993. From 1986 to 1988, Dr. Hockmeyer served as Vice President, Research and Development, of Praxis Biologics, Inc. ("Praxis"). From 1980 to 1986, Dr. Hockmeyer served as Chairman, Department of Immunology, Walter Reed Army Institute of Research. Dr. Hockmeyer is a member of the Maryland Economic Development Commission, a member of the Board of Directors of Digene Corporation, serves on the Advisory Board of the University of Maryland Biotechnology Institute, is a member of the Board of Advisors of the Institute of Human Virology, is a Member of the Board of Directors of the High Technology Council of Maryland and is Chairman of the Maryland Bioscience Alliance. Dr. Hockmeyer holds a doctorate from the University of Florida and a bachelor of science degree from Purdue University.

Mr. Booth joined the Company in October 1998 as President and Chief Operating Officer and was elected to serve on the Board of Directors in November 1998. Prior to joining the Company, he was President, Chief Operating Officer and a member of the Board of Directors of Human Genome Sciences, Inc. from July 1995 until October 1998. Prior to this time, Mr. Booth was employed at Syntex Corporation from 1975 to 1995, where he held a variety of positions, including President of Syntex Laboratories, Inc. from 1993 to 1995 and Vice President of Syntex Corporation from 1992 to 1995. From 1992 to 1993, he served as the President of Syntex Pharmaceuticals Pacific. From 1991 to 1992, he served as an area Vice President of Syntex, Inc. From 1986 to 1991, he served as the President of Syntex, Inc., Canada. Mr. Booth is a past Chairman of the Pharmaceutical Manufacturers Association of Canada and currently is a member of the Board of Directors of Neoprobe Corporation and Spacehab, Inc. Mr. Booth graduated from Northwest Missouri State University and holds a Certified Public Accountant Certificate.

Mr. Mott joined the Company in April 1992 as Vice President, with responsibility for business development, strategic planning and investor relations. In 1994, Mr. Mott assumed additional responsibility for the medical and regulatory groups, and in March 1995 was appointed Executive Vice President and Chief Financial Officer. In November 1995, Mr. Mott was appointed to the position of President and Chief Operating Officer and was elected to the Board of Directors. In October 1998, Mr. Mott was appointed Vice Chairman and Chief Financial Officer. Prior to joining the Company, he was a Vice President in the Health Care Investment Banking Group at Smith Barney, Harris Upham & Co., Inc. At Smith Barney, where he was employed from July 1986 to April 1992, Mr. Mott's activities included public and private equity and debt financings as well as merger and acquisition work for biotechnology, healthcare services, and medical product and device companies. Mr. Mott is Chairman of the Board of Directors of Conceptis Technologies. He holds a bachelor of arts degree in economics and government from Dartmouth College.

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

Dr. Young, prior to joining the Company in 1989, held various positions at Smith, Kline and French Laboratories from 1983 until 1989, culminating in the position of Director, Department of Molecular Genetics. Dr. Young holds a doctorate in microbiology and immunology from Baylor College of Medicine.

Mr. Dziurzynski, prior to joining the Company in 1994, was employed by Immunex Corporation beginning in 1988, culminating in the position of Vice President of Regulatory Affairs and Quality Assurance. Mr. Dziurzynski holds an undergraduate degree in psychology from Rutgers University and a Master of Business Administration from Seattle University.

Mr. Anido, prior to joining the Company in 1999, was Vice President of CNS Marketing at Glaxo Wellcome, Inc. from 1996 to 1999. Prior to this time, Mr. Anido served in various positions at Lederle Laboratories from 1989 to 1995, culminating in his service as the Vice President of Anti-Infectives Marketing. Mr Anido is a registered pharmacist, and holds a Bachelor of Science in pharmacy and a Master of Business Administration degree from West Virginia University.


EMPLOYEES

As of February 15, 2000, the Company had 664 full time employees. The Company considers relations with its employees to be good.


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

INCREASED WORK FORCE COULD RESULT IN SUBSTANTIAL COSTS AND TIME DELAYS: Recent increases in the size of our work force and scope of operations could be harmful to us. In connection with our increased marketing efforts for Synagis, for manufacturing in our Frederick facility, and the acquisition of USB, we have substantially increased the size of our work force. This rapid growth and increased scope of operations present new risks we have not previously encountered and could result in unanticipated and substantial costs and time delays which could materially and adversely affect the Company.

SIGNIFICANT COSTS COULD RESULT FROM OUR MANUFACTURING FACILITY: Our Frederick manufacturing facility could result in significant costs to us. We received approval from the FDA in 1999 for an amendment to our Biologics License Application for the production of Synagis at the Frederick manufacturing facility. However, the portion of the facility that will be used for production of plasma-based products is not currently approved. The Company and the State Lab intend to submit to the FDA in 2000 an amendment to the license held by the State Lab for approval of a portion of the production of CytoGam. We cannot sell any CytoGam manufactured in the facility unless and until the FDA inspects the facility and approves our application. We cannot guarantee that our facility will be approved for the production of CytoGam on a timely basis, or at all. Even if the approval process goes according to our expectations, we anticipate that sales of product manufactured in the facility will not begin for at least the next six to nine months. Until approval is received, all costs of operating our manufacturing facility must be borne by us without being offset by revenue from sales of CytoGam that we manufacture. If approval were substantially delayed, or we were unable to obtain approval at all, we could be forced to continue to incur these costs and to seek alternative sources of supply for CytoGam, which could have a material adverse effect on our business, financial condition or results of operations.

WE HAVE LIMITED EXPERIENCE IN COMMERCIAL MANUFACTURING: We may encounter many new risks associated with commercial manufacturing, such as: manufacturing processes appropriate for low-volume production may not be suitable for higher-volume production; costs of operating and maintaining the production facility may be in excess of our expectations; product defects may result; contamination of product or product loss could occur; our production process may result in environmental problems; we may not be able to manufacture products at a cost that is competitive with third party manufacturing operations. If we were to experience any one or more of these problems, there could be a material adverse effect on our business, financial condition or results of operations.

WE ARE DEPENDENT ON THIRD PARTY MANUFACTURERS AND SUPPLIERS: We are currently, and for the foreseeable future expect to be, dependent on a limited number of contract manufacturers for some or all of the manufacture of our current and future products (if any). We depend on Boehringer Ingleheim Pharma KG ("BI") to produce the majority of the Synagis we sell. BI's facility is subject to inspection and approval by both U.S. and foreign regulatory authorities in order to maintain its license to manufacture our products. Should BI be unable to supply Synagis to us for any reason, there can be no assurance that we would be able to secure an alternate manufacturer on a timely basis or without increased cost.

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

We depend on third parties to manufacture the drug substance for Ethyol, NeuTrexin and Hexalen. We also depend, to a decreasing but still important extent, on third parties to manufacture our finished oncology drug products under contract. There can be no assurance that third party manufacturers will give our orders highest priority, or that we would be able to readily find substitute manufacturers without significant delays or increased costs.

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

WE MAY BE REQUIRED TO SEEK PATENT LICENSES FROM THIRD PARTIES: We believe that there are patents issued to third parties and/or patent applications filed by third parties which could apply to each of our products and product candidates. These patents and/or applications could limit our ability to manufacture, use or sell our products. In such a case, we may be required to obtain a patent license in order to avoid infringing a third party's intellectual property rights. If such a license were necessary, there can be no assurance that it would be available on terms acceptable to us or at all, which could have a material adverse effect on our business, financial condition or results of operations.

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

PRODUCT LIABILITY CLAIMS MAY RESULT FROM SALES OF OUR PRODUCTS AND PRODUCT RECALLS MAY BE NECESSARY: As a developer, tester, manufacturer, marketer and seller of health care products, we are potentially subject to product liability claims. Our blood products, such as CytoGam and RespiGam, involve heightened risks of claims, including the risk of claims resulting from the transmission of blood-borne diseases. Defending a product liability claim could be costly and divert our focus from business operations. There can be no assurance that we will be able to maintain our current product liability insurance at a reasonable cost, or at all. If a claim were successful, there is no guarantee that the amount of the claim would not exceed the limit of our insurance coverage. Further, a successful claim could result in the recall of some or all of our products. Any of these occurrences could have a material adverse effect on our business, financial condition or results of operations. Additionally, blood products like CytoGam and RespiGam are occasionally recalled from the market because of risks of contamination from infectious agents or for other reasons. Any such recall of our products could have a material adverse effect on our business, financial condition or results of operations.

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

CHANGES IN FOREIGN CURRENCY EXCHANGE RATES OR INTEREST RATES COULD CAUSE US
LOSSES: We have entered into foreign exchange forward contracts which could result in losses. Because we have contracts for the future purchase of inventory which are denominated in foreign currencies, there is a chance that the foreign currency exchange rate could change between the time those contracts become due and the time when our payments are actually made, resulting in increases or decreases in the actual cost of our purchases. To reduce the risk of unpredictable changes in the cost of our purchases, we may enter into forward foreign exchange contracts, which allow us to purchase, for a fixed price on a specific date in the future, the amount of foreign currency necessary to pay for our contractual purchase of inventory. Fluctuations in the anticipated payment date for the inventory could require us to adjust the date of the contract, which could result in a change in the foreign currency exchange rate, which could have a material adverse effect on our financial condition. Additionally, certain of our distribution agreements outside the United States provide for us to be paid based upon sales in local currency. Changes in foreign currency exchange rates could adversely affect the amount we expect to collect.

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


ITEM 2.  PROPERTIES

The Company occupies, under leases expiring in 2006, a facility in Gaithersburg, Maryland, that contains approximately 104,000 square feet of research, development and administrative space. The Company also occupies approximately 26,860 square feet of space in West Conshohocken, Pennsylvania, where the principal offices of its oncology business are located. The space is rented pursuant to a lease which expires on October 31, 2003, but which may be terminated early, on October 31, 2001, in accordance with the notice and other conditions for early termination set forth in the lease. The Company also leases 10,000 square feet of laboratory space in Exton, Pennsylvania, which is used as an analytical laboratory to conduct small scale product analysis, testing and development. This laboratory space is leased pursuant to a lease that expires June 30, 2000. The Company plans to relocate the activities conducted at this laboratory to its Frederick and Nijmegen facilities by the end of the lease term. The operations of the Company's oncology business in the United Kingdom are presently housed in a 1,362 square foot office rented in Watford, Hertfordshire, England. The Company plans to discontinue operations in the United Kingdom during 2000. These operations were previously housed in an 8,689 square foot office, also in Watford, Hertfordshire, England, which space has been assigned to a new tenant for the remainder of a ten-year lease term that began March 25, 1997. The assigned lease can be terminated at the end of five years subject to an early termination fee of 50,000 pounds sterling. The Company has guaranteed the obligations of the new tenant under the assigned lease. The Company also leases warehouse space in Nijmegen, The Netherlands of approximately 9,000 square feet, which is subject to a lease that may be terminated effective in 2003.

In 1996, the Company acquired a 27 acre parcel of land in Frederick, Maryland. The Company operates a 91,000 square foot multi-use biologics facility on this site to provide for the manufacture of immune globulins and by-products from human plasma and a cell culture production area for manufacture of products such as Synagis. The Company also purchased in December 1998, administrative and warehouse space on approximately a six acre parcel of land adjacent to the existing Frederick facility. The structure contains approximately 56,000 square feet. The Company owns an 18,000 square foot manufacturing facility in Nijmegen, The Netherlands.

ITEM 3.  LEGAL PROCEEDINGS

In 1996, the Company entered into a Material Transfer Agreement and a Confidentiality Agreement with MediGene AG ("MediGene") relating to human papillomavirus vaccine ("HPV") technology in which the Company had a potential interest. In 1997, the Company learned information that caused it to believe that such technology had been developed by employees of Loyola University of Chicago ("Loyola"). As a result, the Company acquired from Loyola a license to patent applications directed to such technology. The Company granted to SmithKline Beecham a sublicense under the Loyola license.

In 1998, MediGene initiated a legal action against Loyola in the U.S. District Court for the Northern District of Illinois alleging that the patent applications licensed by Loyola to the Company are, in fact, owned and/or licensed to MediGene. Also in 1998, MediGene amended the complaint to add the Company as a defendant.

In the amended complaint, MediGene alleges that the Company breached the Confidentiality Agreement and the Material Transfer Agreement and tortiously interfered with an alleged prospective business relationship and an alleged contract between MediGene and Loyola involving the HPV technology. MediGene claims monetary damages from the Company and ownership of the patents in question, as well as rescission of the license granted to the Company by Loyola or rights as a third party beneficiary thereof.

After consultation with its patent counsel, the Company believes that, while the matter is not free from doubt, it is unlikely that MediGene can successfully assert it claims against the Company. The Company also believes that the outcome of such dispute is unlikely to have a material adverse effect on its financial position.

On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. ("Ichthyol Gesellschaft") filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. The suit was dismissed on January 29, 1997 by the Regional Court of Hamburg, Germany at which time Ichthyol Gesellschaft was given leave to appeal against the judgment rendered in favor of U.S. Bioscience. Ichthyol Gesellschaft filed an appeal, and a judgment was rendered in favor of U.S. Bioscience in the appellate proceedings. In January 1999, Ichthyol Gesellschaft filed an appeal on points of law with the Federal Court of Justice, and in June 1999, Ichthyol Gesellschaft filed the grounds for the appeal on points of law. In October 1999, the Federal Court of Justice accepted Ichthyol Gelleschaft's appeal. U.S. Bioscience was advised that it usually takes a year and one-half from the acceptance of such an appeal until a hearing is held, and it is not possible to predict the decision of the Federal Court of Justice with respect to the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR MEDIMMUNE, INC.'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol "MEDI". At February 29, 2000, the Company had 1,513 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are generally held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

The following table shows the range of high and low closing prices and year end closing prices for the common stock for the two most recent fiscal years, adjusted to reflect a two-for-one stock split on December 31, 1998.


                                                     1999                                    1998
                                             ---------------------                  ----------------------
                                             HIGH              LOW                  HIGH               LOW
                                             ----              ---                  ----               ---
   First Quarter                              $66              $43                $29 1/8          $19 3/8
   Second Quarter                              74               45                 32 15/16         22 1/16
   Third Quarter                              120 5/8           68 7/8             34 7/8           21
   Fourth Quarter                             175 3/16          89                 50 11/16         25 5/8
   Year End Close                            $165 7/8                              $49 11/16


The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any earnings to fund future growth, product development, and operations.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

All amounts have been restated to give effect for the merger with USB in 1999, accounted for as a pooling-of-interests transaction.

RESULTS FOR THE YEAR                       1999              1998            1997*            1996*         1995*
                                           ----              ----            -----            -----         -----
Total revenues                         $383,375          $227,221         $105,748          $45,565       $48,980
Gross profit                            266,622           107,988           39,315           23,933        11,660
Net earnings/(loss)                      93,371(2)         47,187(1)       (44,804)         (32,358)      (19,066)

Earning/(Loss) per Share*
  Basic                                    1.47              0.83            (0.90)           (0.71)        (0.54)
  Diluted                                  1.33              0.73            (0.90)           (0.71)        (0.54)

YEAR END POSITION

 Cash and marketable
  securities                           $270,394          $176,860         $101,246          $74,716       $68,123
 Total assets                           648,424           405,777          232,717          106,443       106,604
 Long term debt                          11,856            87,910           90,276            3,829        21,178
 Shareholders' equity                   537,079           248,566           87,560           80,673        62,982



*Note: loss per share data have been restated to give effect for the two-for-one stock split on December 31, 1998.

(1) Includes deferred income tax benefit of $47,428.
(2) Includes deferred income tax benefit of $40,973.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(thousands, except per share amounts)

All amounts have been restated to give effect for the merger with USB in 1999, accounted for as a pooling-of-interests transaction.

                                                                       1999 Quarter Ended
                                                      ----------------------------------------------------------
                                                      Dec. 31         Sept. 30          June 30         March 31
                                                      -------         --------          -------         --------
  Net sales                                          $171,459          $38,631          $13,311         $133,414
  Gross profit                                        132,088           26,305            7,697          100,532
  Net earnings                                         34,151            2,788           30,719(2)        25,713
  Earnings per share:
    Basic                                                0.51             0.04             0.51             0.44
    Diluted                                              0.47             0.04             0.44             0.38


                                                                       1998 Quarter Ended
                                                      ----------------------------------------------------------
                                                      Dec. 31         Sept. 30          June 30         March 31
                                                      -------         --------          -------         --------
  Net sales                                           $96,540          $28,022          $12,276          $47,110
  Gross profit (loss)                                  68,351           19,555           (3,477)          23,559
  Net earnings/(loss)                                  69,330(1)       (13,508)         (21,704)          13,068
  Earnings/(loss) per share*:
    Basic                                                1.20            (0.24)           (0.38)            0.24
    Diluted                                              1.02            (0.24)           (0.38)            0.20




* Amounts have been restated to give effect for the two-for-one stock split on December 31, 1998.

(1) Includes deferred income tax benefit of $47,428.
(2) Included deferred income tax benefit of $40,973.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review contains management's discussion of the Company's operational results and financial condition and should be read in conjunction with the accompanying financial statements.


OVERVIEW

The Company, since inception, has incurred significant operating expenses developing its products. Consequently, the Company had experienced substantial operating losses. The Company's financial results improved in 1998 culminating with the Company achieving profitability in 1998. The profitability was driven by sales of Synagis, the Company's second generation anti-RSV drug which was approved by the FDA on June 18, 1998. Synagis is approved in the U.S. for the prevention of serious lower respiratory tract disease caused by RSV in pediatric patients at high risk for RSV disease. Because of the seasonal nature of RSV, limited sales, if any, are expected during the second and third quarters of any calendar year, causing results to vary significantly from quarter to quarter. Synagis sales for the 1998/1999 RSV season totaled $227 million. The Company obtained marketing authorization by the Centralized European Agency for the Evaluation of Medicinal Products ("EMEA") in August 1999 allowing Synagis to be marketed in the European Union ("EU"). The Company also markets CytoGam for the attenuation of primary CMV disease in kidney, lung, liver, pancreas and heart transplant patients and RespiGam for the prevention of serious lower respiratory tract infection caused by RSV in children under 24 months of age with BPD or a history of prematurity. RespiGam, the Company's first generation anti-RSV drug, has been largely replaced in the marketplace by Synagis.

In November 1999, the Company completed a merger with U.S. Bioscience, Inc. ("USB"), in a transaction accounted for as a pooling-of-interests. As a consequence, historical results of MedImmune and USB have been combined. In addition to gaining clinical, marketing and sales personnel specializing in oncology, the Company also added three approved products to its product portfolio, including two oncology products. Ethyol was made commercially available by the Company's U.S. distribution partner, ALZA Corporation ("ALZA") in March 1996. Administered intravenously, it was approved by the FDA in December 1995 as a selective cytoprotective agent to reduce the cumulative renal (kidney) toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer or non-small cell lung cancer ("NSCLC"). The label was expanded in June 1999 to include the prevention of severe dry mouth caused by post-operative radiation treatment in certain head and neck cancer patients. Hexalen, introduced in January 1991, is an orally administered cytotoxic drug for use as a single agent in the palliative treatment of patients with persistent or recurrent ovarian cancer. NeuTrexin, introduced in January 1994, is an intravenous drug approved for concurrent use with leucovorin administration (leucovorin protection) as an alternative therapy for the treatment of moderate-to-severe PNEUMOCYSTIS CARINII pneumonia ("PCP") in immunocompromised patients, including patients with AIDS.

RESULTS OF OPERATIONS

          ----------------------------------------------------------------------
          PRODUCT SALES (IN  MILLIONS)      1999            1998           1997
                                            ----            ----           ----
          Synagis                          $ 293.0         $109.7          $ --
          ----------------------------------------------------------------------
          CytoGam                             34.7           32.9          20.3
          ----------------------------------------------------------------------
          Ethyol                              19.6           13.0           7.1
          ----------------------------------------------------------------------
          Other Products                       9.5           28.3          50.7
          ----------------------------------------------------------------------
          TOTAL                             $356.8         $183.9         $78.1
          ----------------------------------------------------------------------


1999 COMPARED TO 1998

REVENUES

Product sales of $356.8 million in 1999 increased 94.0% over 1998 levels of $183.9 million. Synagis accounted for approximately 82% of the Company's 1999 product sales. Sales of Synagis for the year ended December 31, 1999 increased 167% over 1998. Contributing to the growth in 1999 sales were increases of 158% and 443% in domestic and international sales unit volumes, respectively. The domestic volume increase resulted from the combination of increasing demand for the product after its introduction into the market as well as twelve months of sales recorded in 1999, versus only four months of sales recorded in 1998, following the launch of the product in September 1998. In addition, the selling price of Synagis was increased by approximately 5% in May 1999. The Company has also experienced increased demand for the product internationally following marketing authorization by the EMEA in August 1999. Prior to the marketing authorization, product was sold in the E.U. and other countries on a "named patient" basis. Abbott International acts as the Company's exclusive distributor for Synagis sales outside of the U.S. The terms of the Company's agreement with Abbott provide for the Company to receive 40 to 50 percent of end user sales. The Company initially recognizes sales to Abbott when Synagis is shipped to Abbott based on a contractual, guaranteed transfer price; this amount approximates 60 to 75 percent of the total sales revenue expected to be received for each vial. Following the end of each quarter, Abbott remits to the Company a report detailing end user sales by Abbott for the quarter and the Company recognizes revenue for the additional amount due in excess of the transfer price and up to 40 to 50 percent of the end user selling price. As of December 31, 1999, the Company and Abbott International had filed international registrations in 46 countries for the approval of Synagis, of which approvals in 28 countries had been obtained. There can be no assurance that approvals by the appropriate regulatory authorities will continue to be granted. Additionally, the Company may not have received pricing and reimbursement approvals in countries for which regulatory approvals have been obtained.

CytoGam accounted for approximately 10% of the Company's 1999 product sales. CytoGam sales increased to $34.7 million in 1999 from $32.9 million in 1998, an increase of 5%. Domestic sales unit volume increased 14%, international unit volume increased 9% and a price increase of 5% was effective March 1999. These increases were offset by increased government rebates for the product, principally for Medicaid. In December 1998, the Company received FDA approval for the use of CytoGam in kidney, lung, liver, pancreas and heart transplants, which expanded its labeling from donor positive/recipient-negative kidney transplant patients. The increase in domestic units sold reflects both an increase in the core business for CytoGam and substitution occurring as a result of the worldwide shortage of standard IVIG products. The increase in international CytoGam sales reflects a greater focus on this market as well as the effects of the worldwide shortage of IVIG products. The duration of this shortage and continued impact on CytoGam sales cannot be determined at this time. The increase in government rebates primarily related to the use of CytoGam as an IVIG substitute.

Ethyol accounted for approximately 5% of the Company's sales in 1999. Ethyol revenues increased 51% over 1998 levels. Ethyol is sold through distribution partners in the U.S. and internationally; the Company receives a percentage of end user sales and records all related cost of goods sold. In 1999, revenue for Ethyol from ALZA, the Company's U.S. distributor, was $14.0 million versus $8.8 million in 1998. As a result of achieving a sales milestone in the fourth quarter of 1998, the percentage of end user sales received by the Company from ALZA increased to 25% in 1999 from 20% in 1998. Domestic unit volume decreased by 5%, while international unit volume increased by 24%. In June 1999, the Company received an expanded indication in the U.S. for use of Ethyol in the prevention of severe dry mouth caused by post-operative radiation treatment of certain head and neck cancer patients; a similar expanded indication was approved in the E.U. in 1999. The impact on sales of the expanded indication cannot be determined at this time. Additionally, sales made by the Company to its distributors may not reflect the ultimate demand for the product by the end users.

Sales of other products in 1999 decreased 66% from the prior year, reflecting primarily a switch in customer demand from RespiGam to Synagis. Other product sales in 1998 were reduced by a $12.5 million reserve for an estimate of potential returns for RespiGam sold during the 1997/1998 RSV season, as a result of the FDA approval of Synagis and switch in customer demand. Other product sales in 1999 were also negatively affected by transitional factors relating to the Company's assumption of full promotional responsibility of two of its products in the United States in mid-1999, following the termination of the co-promotion agreement with ALZA. ALZA now receives a commission based on a percentage of net sales of these two products.

The level of future product sales will be dependent on several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products and product candidates, availability of finished product inventory, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace.

Other revenues for the year ended December 31, 1999 of $26.6 million decreased 38.6% from 1998 revenues of $43.3 million. In 1999, the Company earned $6.2 million under the SmithKline Beechum ("SB") collaborative agreement for HPV vaccine development and received a milestone payment of $15.0 million from Abbott upon European approval of Synagis. Other revenues in 1998 included a $15.0 million milestone payment from Abbott received upon FDA approval of Synagis, and a $15.0 million payment from SB in connection with the signing of the HPV collaborative agreement. Also in 1998, the Company received a $5 million clinical milestone payment from ALZA in connection with the development of Ethyol for use in conjunction with radiation therapy in the treatment of patients with head and neck cancer and $5.7 million in research funding in connection with the SB agreement. The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and the extent to which the Company achieves certain milestones provided for in its existing agreements.

COST OF GOODS SOLD - Cost of goods sold rose 18.7% in 1999 to $90.2 million versus $76.0 million in 1998. This increase is primarily a result of the increase in 1999 sales volumes, offset by certain one-time adjustments in 1998. These one-time adjustments to 1998 include a charge of $11.2 million to cost of sales relating to the writedown of RespiGam inventory, and a credit to cost of sales for the reversal of previously recorded RespiGam royalties expected to be due to Massachusetts Health Research Institute ("MHRI"). Excluding these one-time adjustments, gross margins increased to 75% in 1999 from 64% in 1998, due largely to the increase of Synagis sales in proportion to total sales. Synagis has a more favorable margin than the Company's other products. A significant portion of the Company's products are primarily manufactured by third parties and future per-unit cost of sales could increase if the Company is unable to negotiate favorable pricing.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses increased 41.3% over the prior year from $42.2 million in 1998 to $59.6 million in 1999. The increase is largely due to costs associated with the continuing Synagis clinical trials conducted on infants with congenital heart disease. Also contributing to the increase was $6.6 million in expenses associated with the clinical studies of lodenosine (FddA), which began in late 1998, and were placed on a clinical hold status in October 1999, following serious adverse events.

In 1999, the Company also provided research funding to IXSYS, a collaborative partner, in an alliance formed in February 1999 to develop four monoclonal antibodies primarily in the field of oncology. Also in 1999, the Company made a milestone payment upon European approval of Synagis. Also contributing to research and development expenses in 1999 were increases in the infrastructure needed to support the Company as it expanded the number of product candidates in its research and development portfolio, and moved more products into the clinic. Clinical spending is expected to increase in the coming year as the Company moves more of its product candidates into the clinic and expands trials on products already in the clinic.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSE - Selling, general and administrative ("SG&A") expense was $139.4 million in 1999 versus $78.1 million in 1998, an increase of 78.6%. Expenses in 1999 include $21.2 million for merger and severance related costs associated with the acquisition of USB. Excluding these merger related costs, SG&A expenses were 33% of product sales in 1999 versus 42% in 1998. A significant portion of the dollar increase relates to co-promotion expenses due to Abbott for the promotion of Synagis in the United States; these expenses increase as the sales for Synagis increase. Co-promotion expense is recorded ratably as a percentage of net domestic Synagis sales. Further increases were attributable to recruiting and staffing expenses incurred in connection with the expansion of the Company's sales force in 1999 as the Company assumed full responsibility for the marketing of NeuTrexin and Hexalen from its former distribution partner. During the fourth quarter of 1999, the Company favorably resolved a prior dispute with one of its partners resulting in receipt of approximately $6.8 million to the Company. Such settlement amount was recorded as a reduction to selling, administrative and general expense in the fourth quarter of 1999.

OTHER OPERATING EXPENSES - Other operating expenses, which reflect manufacturing startup costs, decreased 52.3% in 1999 to $17.4 million from $36.5 million in 1998. Expenses in both years include start-up costs for the Company's Frederick Manufacturing Center ("FMC"). Expenses in 1999 include a $1.4 million charge for the write off of certain equipment purchased for use in the Frederick facility, as it was determined that the equipment ultimately will not be used in the facility. One-time charges in 1998 included a charge of $10.5 million for the buydown of certain Synagis royalty obligations prior to FDA approval. Expenses in 1998 also included costs related to scale-up of production of Synagis at a third-party manufacturer and at the Company's Gaithersburg Manufacturing and Development Facility ("GMDF"). Other operating expenses are expected to decrease in 2000 following the FDA approval in December 1999 of the Synagis portion of the Frederick plant, as that portion of the plant operates at full capacity and amounts produced will be inventoried. Start-up costs are expected to continue until the Company receives regulatory approval of the plasma production portion of the FMC. The Company expects to file an application for this approval sometime in 2000; there can be no assurance that this portion of the facility will receive regulatory approval for its intended purpose.

INTEREST INCOME AND EXPENSE - Interest income increased 34.5% to $12.6 million from $9.4 million in 1998 as a result of higher cash balances available for investment, partially offset by decreased yields on investments in the 1999 investment portfolio. Interest expense in 1999 decreased to $3.2 million from $4.2 million in 1998. The decrease is the result of the conversion of the Company's convertible debt in July 1999 and the retirement of most of the Company's equipment financing during 1999. The Company's long term debt decreased by $76.1 million in 1999.

TAXES - The Company recorded an income tax benefit of $7.1 million and $47.4 million in 1999 and 1998, respectively. The benefit in 1999 includes the reversal of the Company's valuation allowance against deferred taxes relating to federal net operating losses of USB in the amount of $41.0 million. In the fourth quarter of 1998, the Company concluded that it was more likely than not that it would realize a portion of the benefit of the federal net operating losses and research and development credits generated by MedImmune, Inc. Accordingly, the Company reduced the valuation allowance against the asset and recorded a tax benefit of $47.4 million in December 1998. The recognition of these deferred tax assets has no impact on the Company's current period cash flows. The recognition of these deferred tax assets increased reported earnings per share due to the resulting benefit recorded in the statement of operations from the reduction in the Company's valuation allowance.

Excluding the reversal of the valuation allowance, the Company's income tax expense would have been $33.9 million in 1999, an effective rate of 39.3%. The variation from the statutory rate is principally due to tax credits for research and development expenditures and credits earned for orphan drug status of certain R&D expenditures, offset by the nondeductibility of certain merger related expenses. The Company expects that its effective tax rate in future periods will approximate the applicable statutory rates.

NET EARNINGS - The 1999 net income of $93.4 million compared to 1998 net income of $47.2 million. Basic earnings per share in 1999 of $1.47 on 63.5 million shares compared to basic earnings of $0.83 in 1998 on 56.8 million shares. Diluted earnings per share in 1999 of $1.33 on 70.8 million shares compared to diluted earnings per share in 1998 of $0.73 on 67.0 million shares. The Company does not believe inflation had a material effect on its financial statements.

These results were consistent with the Company's objectives for the year and with the continued development of its products. The factors that affected 1999 results may continue to affect near-term financial results.


1998 COMPARED TO 1997

Product sales increased 135% to $183.9 million for the year ended December 31, 1998 over the year ended December 31, 1997 due primarily to demand for Synagis, launched in 1998. Sales of Synagis commenced in September 1998 and were $109.8 million for the year. Of those sales, $2.3 million were sales to Abbott International, the Company's exclusive distributor outside the U.S., for "named patient" sales of Synagis. As of December 31, 1998, the Company and Abbott International had filed international registrations in 25 countries for approval of Synagis. Sales of CytoGam increased 62% to $32.9 million in 1998 from $20.3 million in 1997. Domestic units sold increased by 41% and international units sold increased by 264%. CytoGam is sold at a lower selling price to international distributors than domestic units. The increase in domestic units sold reflected both an increase in the core business for CytoGam and substitution occurring as a result of the worldwide shortage of standard IVIG products. The increase in international CytoGam sales reflects a greater focus on this market as well as the effects of the worldwide shortage of IVIG products. Ethyol revenues of $13.0 million in 1998 compared to $7.1 million in 1997, an increase of 82%. Domestic units sold increased by 65% and international units sold increased by 38%. The increase in Ethyol revenues reflects higher shipments to and revenue received from the Company's domestic and international distribution partners. Sales of other products decreased 44% to $28.3 million in 1998 from $50.7 million in 1997. This decrease primarily reflected shift in customer demand from RespiGam to Synagis, following FDA approval of Synagis in June of 1998.

Other revenue increased 57% to $43.3 million in 1998 from $27.6 million in 1997. Revenues in 1998 include a $15.0 million milestone payment from Abbott received upon FDA approval of Synagis; $20.9 million from SB in connection with the HPV vaccine development collaboration, including a $15.0 million milestone payment that was due upon signing of the agreement; and a $5 million payment from ALZA for achieving a clinical development milestone in connection with the Phase 3 trial of Ethyol for use in severe dry mouth in post-operative radiation treatment of patients with head and neck cancer. Other revenues in 1997 consist primarily of a $15.0 million payment made by Abbott in connection with the signing of the international distribution agreement, and a $10 million payment from ALZA for achieving a clinical development milestone in connection with the Company's Phase 3 randomized trial of paclitaxel, carboplatin, and amifostine (Ethyol) in patients with advanced non-small cell lung cancer.

Cost of sales of $76.0 million was recorded in 1998 versus $38.8 million in 1997, an increase of 96%. Factors impacting 1998 cost of sales include a charge of $11.2 million related to the writedown of RespiGam inventory and by-product inventory, offset by credits for the reversal of previously recorded RespiGam royalties expected to be due to MHRI. Excluding the RespiGam inventory writedown and the royalty adjustments from cost of sales and excluding the RespiGam returns from product sales, gross margins improved to 66% in 1998 from 50% in 1997, reflecting the change in product mix towards Synagis.

Research and development expenses decreased to $42.2 million in 1998 from $55.5 million in 1997, or 24%, reflecting primarily $14.5 million of expenses in 1997 for conducting the Company's Phase 3 Synagis clinical trial. Expenses in 1998 include an increase of approximately $2 million related to the Company's ongoing Phase 3 trials of Ethyol and NeuTrexin.

SG&A expenses increased 63% to $78.1 million in 1998 from $47.9 million in 1997. SG&A expenses were 42% of product sales in 1998 versus 61% in 1997. A significant portion of the increase in expenses in 1998 reflects payments due to Abbott for co-promotion of Synagis and approximately $9.3 million of marketing expenses for the launch of Synagis. Additionally, 1998 SG&A reflects increased spending over 1997 for increased distribution costs resulting from Synagis sales as well as for added headcount and facilities needed to handle growth in the Company's operations.

Other operating expenses were $36.5 million in 1998 versus $11.5 million in 1997, an increase of 216%. This increase is primarily a result of 1) increased wages and supply costs as the Frederick manufacturing facility increased staffing levels in 1998; 2) increased consulting costs for plant validation and start-up activities; and 3) a $10.5 million charge for the buydown of certain Synagis royalty obligations prior to FDA approval in June 1998.

Interest income increased to $9.4 million for 1998 from $6.8 million in 1997 reflecting higher cash balances available for investment, including the proceeds from the

Company's private placement of stock in January 1998 resulting in net proceeds of $66.2 million, offset by a decrease in interest rates which lowered the overall portfolio yield.

Interest expense of $4.2 million was recorded in 1998 versus $3.7 million in 1997, reflecting primarily interest on the Company's convertible debt (net of amounts capitalized) and interest on equipment financing beginning in June 1997. Interest expense in 1998 and 1997 is net of $2.9 million and $2.2 million, respectively, of interest capitalized for the Frederick manufacturing facility and the Gaithersburg pilot plant expansion.

The Company recorded an overall net income tax benefit of $47.4 million in 1998 as a result of a reversal of the Company's valuation allowance against its deferred tax assets.

The 1998 net income of $47.2 million compared to a 1997 net loss of $44.8 million. Basic earnings per share in 1998 were $0.83 on 56.8 million shares. Diluted earnings per share in 1998 were $0.73 on 67.0 million shares.
Basic and diluted loss per share was $0.90 in 1997 on 49.7 million shares.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities were $270.4 million at December 31, 1999, an increase of 52.9% over 1998. Working capital was $302.9 million at December 31, 1999, versus $186.6 million at December 31, 1998.

OPERATING ACTIVITIES

Net cash provided by operating activities increased to $59.4 million in 1999 as compared to $5.1 million in 1998, primarily as the result of higher earnings, offset by an increase in working capital requirements. Working capital requirements increased due to an increase in receivables of $50.0 million, reflecting the high volume of Synagis product sales in December, and an increase in inventories of $6.8 million, required to support anticipated seasonal sales. These increases were partially offset by an increase in accrued expenses of $18.6 million, which was primarily due to amounts expected to be due to Abbott for Synagis co-promotion, and an increase in royalties payable of $13.6 million, which is the result of increased product sales.

INVESTING ACTIVITIES

Cash used for investing activities during 1999 amounted to $121.3 million, as compared to $97.9 million in 1998, excluding capitalized interest of $1.7 million and $2.9 million, respectively. Capital expenditures included $6.0 million, net of capitalized interest, relating to the finalization of construction and enhancements to the Company's manufacturing facility, and $6.2 million for further expansion of the Company's facilities and equipment to support the continued growth of the Company's operations. Additionally, in 1999, the Company made a $6.4 million equity investment in Ixsys, Inc. in connection with the formation of a strategic alliance. Capital expenditures in 2000 are expected to approximate $7.7 million, primarily for updating and maintaining the Company's facilities and systems.

FINANCING ACTIVITIES

Financing activities generated $54.0 million in cash, as compared to $81.1 million in 1998. Approximately $43.9 million was received upon the exercise of employee stock options in 1999, as compared to $12.4 million received in 1998. Cash was used in the amount of $14.6 million to retire equipment and landlord loans during 1999, and in the amount of $1.3 million to pay down other debt. As a result of a private placement transaction by USB, 403,000 common shares were issued resulting in proceeds of $20.0 million to the Company, and warrants to purchase 80,602 shares of common stock were issued in 1999 concurrent with the private placement. The warrants were exercised in November 1999 for net proceeds to the Company of $6.0 million. Also in 1999, the Company's convertible debt of $60.0 million was eliminated by the issuance of 6,097,545 shares of common stock in July 1999.

The Company is obligated in 2000 to provide $14.0 million in funding for various clinical trials, research and development and license agreements with certain institutions. The Company's existing funds, together with funds contemplated to be generated from product sales and investment income, are expected to provide sufficient liquidity to meet the anticipated needs of the business for the foreseeable future, absent the occurrence of any unforeseen events.

YEAR 2000

The Company experienced no material delays or disruptions as a result of the Year 2000 matter, nor are any future material delays or disruptions anticipated. However, the Company can provide no assurance that the Company will not experience any material delays or disruptions in the future associated with Year 2000.

STOCK SPLIT

On February 17, 2000, the Company's Board of Directors declared a three-for-one stock split of the Company's common stock payable in the form of a 200 percent stock dividend. The stock split is contingent upon shareholder approval to increase the number of authorized shares of common stock from 120 million to 320 million, an action that will be voted on at the Annual Meeting of Shareholders on May 18, 2000. If approved, stockholders will receive, on or about June 2, 2000, two additional shares for each share of stock owned as of the close of business on May 18, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

The Company did not have significant exposure to changing interest rates on invested cash at December 31, 1999. The Company invests primarily in money market funds, investment grade commercial paper and short-term notes. The interest rates on these securities are primarily fixed, the maturities are relatively short and the Company generally holds the securities until maturity.

The Company has issued debt in the form of notes in the amount of $11.9 million at December 31, 1999, which bear interest at fixed rates. The Company does not have significant exposure to changing interest rates related to the notes because the interest rate on these notes is fixed.

The Company's contract for the purchase of Synagis from BI is denominated in German Marks. In an effort to reduce the impact of fluctuations in the rate of exchange between the U.S. Dollar and the German Mark on the cost of the Company's purchases of Synagis, the Company periodically enters into foreign exchange forward contracts. These contracts permit the Company to purchase German Marks or Euros, in an amount the Company believes will be sufficient to fund its inventory purchase obligations, at a fixed exchange rate. Each contract terminates on the day the Company expects to make payment for a shipment of Synagis. The Company does not enter into foreign exchange forward contracts for speculative or trading purposes.

The table below provides information about the Company's foreign exchange forward contracts. The anticipated purchase amount is the amount, in German Marks ("DM") or Euros, that the Company is contractually obligated to pay BI. The contract amount is the sum of all of the Company's forward contracts during the period indicated. The forward contract exchange rate is the rate at which the Company has agreed to purchase German Marks upon termination of the contract.


                                                                                 2000
                                                                       -----------------------------
                                                                       DM 000'S          EUROS 000'S
                                                                       --------          -----------

             Anticipated purchase amount                                33,500             8,669

             Related foreign currency forward contracts
             Contract Amount                                            29,484             5,108
             Average forward contract exchange
                rate per U.S. Dollar                                      1.70              1.04

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)



                                                                  DECEMBER 31, 1999             DECEMBER 31, 1998
                                                                  -----------------             -----------------
ASSETS
   Cash and cash equivalents                                            $ 36,570                     $ 44,730
   Marketable securities                                                 214,750                      124,643
   Trade receivables, net                                                 86,894                       33,348
   Inventory, net                                                         31,777                       22,632
   Deferred tax assets                                                    23,132                       22,596
   Other current assets                                                    8,715                        8,096
                                                                        --------                     --------
     Total Current Assets                                                401,838                      256,045

   Property and equipment, net                                            87,452                       80,256
   Deferred tax assets, net                                              128,990                       54,922
   Marketable securities                                                  19,074                        7,487
   Other assets                                                           11,070                        7,067
                                                                        --------                     --------
     Total Assets                                                       $648,424                     $405,777
                                                                        ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable, trade                                                $2,995                       $4,798
   Accrued expenses                                                       65,300                       45,022
   Product royalties payable                                              28,527                       14,948
   Other current liabilities                                               2,130                        4,682
                                                                         -------                      -------
     Total Current Liabilities                                            98,952                       69,450
   Long-term debt                                                         10,366                       83,718
   Other liabilities                                                       2,027                        4,043
                                                                         -------                      -------
     Total Liabilities                                                   111,345                      157,211
                                                                         -------                      -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred Stock, $.01 par value;  authorized
     5,524,525 shares;  none issued or outstanding                            --                           --
   Common Stock, $.01 par value; authorized 120,000,000 shares;
     issued and outstanding 67,946,778 and 58,309,322
     at December 31, 1999 and 1998 respectively                              679                          583
   Paid-in capital                                                       656,244                      460,026
   Accumulated deficit                                                  (118,241)                    (211,612)
   Accumulated other comprehensive loss                                   (1,603)                        (431)
                                                                         -------                      -------
     Total Shareholders' Equity                                          537,079                      248,566
                                                                         -------                      -------

     Total Liabilities and Shareholders' Equity                         $648,424                     $405,777
                                                                        ========                     ========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)



                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                             1999           1998           1997
                                                                          ---------      ---------      ---------
REVENUES
        Product sales                                                     $ 356,815      $ 183,948      $  78,141
        Other revenue                                                        26,560         43,273         27,607
                                                                          ---------      ---------      ---------
            Total revenues                                                  383,375        227,221        105,748
                                                                          ---------      ---------      ---------

COSTS AND EXPENSES
        Cost of sales                                                        90,193         75,960         38,826
        Research and development                                             59,565         42,153         55,451
        Selling, administrative and general                                 139,389         78,060         47,893
        Other operating expenses                                             17,409         36,495         11,543
                                                                          ---------      ---------      ---------
            Total expenses                                                  306,556        232,668        153,713
                                                                          ---------      ---------      ---------
Operating income (loss)                                                      76,819         (5,447)       (47,965)

Interest income                                                              12,633          9,396          6,828

Interest expense                                                             (3,176)        (4,190)        (3,667)
                                                                          ---------      ---------      ---------

Income (loss) before income taxes                                            86,276           (241)       (44,804)
Income tax benefit                                                           (7,095)       (47,428)             -
                                                                          ---------      ---------      ---------
Net earnings (loss)                                                       $  93,371      $  47,187      $ (44,804)
                                                                          =========      =========      =========
Basic earnings (loss) per share                                           $    1.47      $    0.83      $   (0.90)
                                                                          =========      =========      =========

Shares used in calculation of basic
       earnings (loss) per share                                             63,474         56,776         49,709
                                                                          =========      =========      =========
Diluted earnings (loss) per share                                         $    1.33      $    0.73      $   (0.90)
                                                                          =========      =========      =========

Shares used in calculation of diluted
       earnings (loss) per share                                             70,770         67,049         49,709
                                                                          =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)



                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------------
                                                                            1999             1998         1997
                                                                           -------         -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                      $93,371         $47,187     $(44,804)
  Adjustments to reconcile net earnings  (loss) to net
    cash provided by (used in) operating activities:
    Deferred taxes                                                          (7,457)        (47,428)         --
    Depreciation and amortization                                            5,001           4,345        3,568
    Capitalized interest                                                    (1,707)         (2,901)      (2,188)
    Compensation element of stock options/grants                               575              40           40
    Amortization of (discount) premium on
      marketable securities                                                    (78)           (785)         937
    Unrealized loss/(gain) on investments                                      539              18          (27)
    (Decreases)/Increases in allowances for trade
     accounts receivable                                                    (3,509)         17,153          984
    Provision for inventory reserve                                         (1,668)          9,672           (8)
    Amortization of debt issuance costs                                          2             358          330
    Other                                                                    1,479              67          596
  Increase (decrease) in cash due to changes in assets and liabilities:
    Trade receivables                                                      (49,974)        (32,751)      (8,748)
    Inventory                                                               (6,839)         (3,404)     (25,204)
    Other assets                                                              (600)           (802)      (1,887)
    Accounts payable and accrued expenses                                   18,596           6,259       15,988
    Product royalties payable                                               13,579           8,721        3,668
    Other liabilities                                                       (1,918)           (618)       2,302
                                                                           -------         -------      -------
        Net cash provided by (used in) operating activities                 59,392           5,131      (54,453)
                                                                           -------         -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in securities available for sale                            (333,849)       (213,249)    (101,339)
  Maturities of securities available for sale                              231,147         126,321      181,790
  Capital expenditures                                                     (12,203)        (10,966)     (37,604)
  Investment in strategic alliance                                          (6,350)              --          --
                                                                         -------------  ------------  -----------
        Net cash (used in) provided by investing activities               (121,255)        (97,894)      42,847
                                                                        --------------  ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock and private



     placement of securities                                                 69,843          83,522                 26,737
  Proceeds from issuance of long-term debt                                       --             658                 17,369
  Deferred costs from debt issuance                                              (2)             (6)                  (306)
  Repayments on long-term debt                                              (15,869)         (3,121)                (1,136)
                                                                            -------          -------               -------
        Net cash provided by financing activities                            53,972          81,053                 42,664
                                                                            -------          -------               -------

  Effect of exchange rate changes on cash                                      (269)           (113)                  (189)

Net (decrease) increase in cash equivalents                                  (8,160)        (11,823)                30,869
Cash and cash equivalents at beginning of year                               44,730          56,553                 25,684
                                                                            -------         -------                -------
Cash and cash equivalents at end of year                                    $36,570         $44,730                $56,553
                                                                            =======         =======                =======


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

                                                                                                               ACCUMULATED
                                                                                        ACCUMU-                   OTHER
                                              COMMON STOCK,  $.01 PAR   PAID-IN          LATED      TREASURY  COMPREHENSIVE
                                                 SHARES       AMOUNT    CAPITAL         DEFICIT       STOCK   INCOME (LOSS)   TOTAL
                                                 ------       ------    -------         -------       -----   -------------   -----

   BALANCE, DECEMBER 31, 1996                  47,105,511     $471      $323,245      $(213,995)      $ --         $38     $109,759

        Net loss                                       --       --            --        (44,804)        --          --      (44,804)
        Foreign currency translation adjustment        --       --            --             --         --        (663)        (663)
        Unrealized gain on investments                 --       --            --             --         --          27           27
                                                                                                                          ---------
   Comprehensive loss                                                                                                       (45,440)
                                                                                                                          ---------
   Common stock options exercised               1,251,653       12         5,285             --         --          --        5,297
   Conversion of Series A
         Convertible Preferred Stock            3,986,706       40           (40)            --         --          --           --
   Issuance of common stock                       176,835        2        17,902                                             17,904
   Compensation related to stock options                -        -            40             --         --          --           40
                                               ----------    -----        ------        -------     ------      ------    ---------

   BALANCE, DECEMBER 31, 1997                  52,520,705      525       346,432       (258,799)        --         (598)     87,560

        Net earnings                                   --       --            --         47,187         --          --       47,187
        Foreign currency translation adjustment        --       --            --             --         --          185         185
        Unrealized loss on investments                 --       --            --             --         --          (18)        (18)
                                                                                                                          ---------
   Comprehensive income                                                                                                      47,354
                                                                                                                          ---------
   Common stock options exercised               2,221,797       22        12,419             --         --           --      12,441
   Private placement of common stock,
        January 1998, net of underwriting
        commissions and expenses of $74         3,400,000       34        66,192             --         --           --      66,226
   Private placement of common stock,
        January 1998                              166,820        2         4,998             --         --           --       5,000
   Tax benefit associated with the
   exercise of stock options                           --       --        30,090             --         --           --      30,090
   Purchase of treasury stock                          --       --            --             --       (145)          --        (145)
   Compensation related to stock options               --       --            40             --         --           --          40
                                               ----------     ----      --------        -------      -----      -------    ---------

   BALANCE, DECEMBER 31, 1998                  58,309,322      583       460,171       (211,612)      (145)        (431)    248,566
        Net earnings                                   --       --            --         93,371         --           --      93,371
        Foreign currency translation adjustment        --       --            --             --         --         (633)       (633)
        Unrealized loss on investments                 --       --            --             --         --         (539)       (539)
                                                                                                                          ---------
   Comprehensive income                                                                                                      92,199
                                                                                                                          ---------
   Common stock options exercised               3,050,941       30        43,842             --         --           --      43,872
   Private placement of common stock,
        February 1999                             403,009        4        19,965             --         --           --      19,969
   Tax benefit associated with the
        exercise of stock options                      --       --        67,149             --         --           --      67,149
   Compensation related to stock options/grants     5,359       --           575             --         --           --         575
   Conversion of debentures, net of
        unamortized expenses of $1,253          6,097,545       61        58,686             --         --           --      58,747
   Exercise of warrants                            80,602        1         6,001             --         --           --       6,002
   Cancellation of treasury stock                      --       --          (145)            --        145           --          --
                                               ----------    -----      --------      ---------      -----      -------    --------
   BALANCE, DECEMBER 31, 1999                  67,946,778     $679      $656,244      $(118,241)     $  --      $(1,603)   $537,079
                                               ==========    =====      ========      =========      =====      =======    ========

   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

MedImmune, Inc., a Delaware corporation, (together with its subsidiaries, "the Company"), is a biotechnology company headquartered in Gaithersburg, Maryland. In November 1999, the Company completed a merger with U.S. Bioscience, Inc ("USB"). The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board Opinion No.16. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position, and cash flows of USB as though it had been a part of MedImmune.

The Company currently markets six products and maintains a diverse product development portfolio. The Company is focused on using advances in immunology and other biological sciences to develop important new products that address significant medical needs in areas such as infectious diseases, immune regulation and oncology.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies applied in the preparation of these financial statements are as follows:

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

Marketable Securities

Investments consist principally of securities of the U.S. Treasury or government agencies, bonds, commercial paper, and certificates of deposit. Investments with original maturities of three to 24 months are considered current assets, while those with maturities in excess of two years are considered non-current assets. The securities are held for an unspecified period of time and may be sold to meet liquidity needs and therefore are classified as available-for-sale as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company reports unrealized gains and losses on investments as a component of other comprehensive income (loss).

Concentration of Credit Risk

The Company invests its excess cash generally in marketable securities of the U.S. Treasury, U.S. government agencies, corporate debt securities, commercial paper and money market funds with strong credit ratings and deposits with a major bank. The Company has not realized any significant losses on its investments. The Company sells its products primarily to a limited number of pharmaceutical wholesalers and distributors without requiring collateral. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses when necessary.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average approach that approximates the first-in, first-out method. Where the Company has a firm contract for their purchase, by-products that result from production of the Company's principal products are accounted for as a reduction of the cost of the principal products.

Product Sales

Product sales are recognized upon shipment of the product to customers. Product sales are recorded net of allowances for estimated chargebacks, returns, discounts, and Medicaid rebates. The Company maintains allowances at a level that management believes is sufficient to cover estimated requirements. Allowances for discounts, returns, bad debts, chargebacks and Medicaid rebates, which are netted against accounts receivable, totaled $17.4 million and $20.9 million at December 31, 1999 and 1998, respectively. Product royalty expense is recognized concurrently with the recognition of product revenue. Royalty expense, included in cost of sales, was $46.7 million, $21.2 million and $9.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Co-promotion Expense

In connection with the agreement with Abbott Laboratories to co-promote Synagis in the United States, the Company is required to pay Abbott an increasing percentage of net domestic sales based on certain sales thresholds over the annual contract year. The contract year extends from July to June and coincides with the annual respiratory syncytial virus ("RSV") season, which occurs primarily in the fourth and first quarters in the Northern Hemisphere. The Company estimates its net sales and resulting co-promotion expense for the entire contract year to determine a proportionate percentage of expense to apply across all Synagis sales during that contract year.

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

Amortization of leasehold improvements is computed on the straight-line method based on the shorter of the estimated useful life of the improvement or the term of the lease. Upon the disposition of assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of operations. Repairs and maintenance costs are expensed as incurred and were $2.9 million, $2.6 million, and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Forward Exchange Contracts

The Company is obligated to make certain payments to foreign suppliers in local currency. To hedge the effect of fluctuating foreign currencies in its financial statements, the Company may enter into foreign forward exchange contracts. Gains or losses associated with the forward contracts are computed as the difference between the foreign currency contract amount at the spot rate on the balance sheet date and the forward rate on the contract date. Unrealized gains or losses are deferred until the obligation date and are then offset against the gains or losses on the foreign currency transaction.

Fair Value of Financial Instruments

The carrying amount of financial instruments, including cash, trade accounts and contracts receivable, other current assets, accounts payable, and accrued expenses, approximate fair value as of December 31, 1999 and 1998 due to the short maturities of these instruments.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more probable than not. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities, exclusive of amounts related to the exercise of stock options which benefit is recognized directly as an increase in shareholders' equity.

Earnings (Loss) Per Share

Basic earnings(loss) per share is computed by dividing the net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive.

Comprehensive Income (Loss)

Under SFAS No. 130 the Company is required to display comprehensive income
(loss) and its components as part of the financial statements. Comprehensive income (loss) is comprised of net earnings (loss) and other comprehensive income
(loss), which includes certain changes in equity that are excluded from net income (loss). The Company includes foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities in other comprehensive income (loss).

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

Stock Split

On November 11, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend payable December 31, 1998 to shareholders of record on December 15, 1998. This resulted in the issuance of 27,327,421 additional shares of common stock. All share, per share and weighted average share amounts for 1997 have been restated to reflect this stock split.

Foreign Currency Translation

All balance sheet accounts of the Company's foreign subsidiaries have been translated from their respective functional currencies to U.S. dollars using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using monthly average exchange rates for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of other comprehensive income (loss).

Reclassification

Certain prior year amounts have been reclassified to conform to the current presentation.

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

3.  ACQUISITION OF U.S. BIOSCIENCE

In November 1999, the Company completed a merger with U.S. Bioscience, Inc., a specialty pharmaceutical company that develops and markets products for patients with cancer and AIDS, by exchanging 4,224,185 shares of MedImmune common stock for all of the common stock of U.S. Bioscience. Each share of U.S. Bioscience common stock was exchanged for .15 shares of MedImmune common stock. The transaction was accounted for as a pooling-of-interests, and the consolidated financial statements and related notes presented have been restated for all periods to include the accounts and operations of U.S. Bioscience, Inc.

Revenues and net earnings of MedImmune, Inc. and U.S. Bioscience, Inc. for the nine months ended September 30, 1999, and for the 1998 and 1997 fiscal years were as follows:


                                Nine months ended        Twelve months ended    Twelve months ended
                               September 30, 1999         December 31, 1998      December 31, 1997
                               ------------------        -------------------    -------------------
MEDIMMUNE, INC.
Revenues                           $ 187,871                $ 200,708                $ 80,964
Net earnings/(loss)                $  23,613                $  56,240                $(36,895)


U.S. BIOSCIENCE, INC
Revenues                           $  21,810                $  26,513                $ 24,784
Net earnings/(loss)                $  (5,404)               $  (9,053)               $ (7,909)


All intercompany transactions were eliminated in consolidation. There are no material differences between the accounting policies of MedImmune, Inc. and U.S. Bioscience, Inc.

4.  SEGMENT INFORMATION

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

The Company sells its products primarily to a limited number of pharmaceutical wholesalers and distributors. Customers individually accounting for at least ten percent of the Company's product sales during past three years are as follows:


                                                      1999               1998              1997
                                                      ----               ----              ----

     Company A                                        20%                 19%               25%
     Company B                                        16%                 21%               18%
     Company C                                        15%                 17%               19%
     Company D                                        11%                  7%               --
     Company E                                        10%                 11%               14%
                                                      ---                 ---               ---
     Total % of product sales                         72%                 75%               76%
                                                     ====                 ===               ===


The Company relies on a limited number of distributor agents/affiliates to sell CytoGam, NeuTrexin and Hexalen internationally. The Company has also entered into contractual agreements with Abbott International for distribution of Synagis outside of the U.S. and with affiliates of Schering-Plough Corporation for international distribution of Ethyol. The breakdown of product sales by geographic region is as follows:


                                    1999                   1998                   1997
                                  --------               --------               -------

United States                     $335,161               $169,468               $68,215
All other                           21,654                 14,480                 9,926
                                  --------               --------               -------
Total product sales               $356,815               $183,948               $78,141
                                  ========               ========               =======

Other revenue of $26.6 million, $43.3 million and $27.6 million in 1999, 1998 and 1997, respectively, consists mainly of United States licensing, milestone revenues, corporate funding, and contract manufacturing revenues.

5.  INVESTMENTS

Investments are comprised of the following:


                                                                       Fair Value at
                                       Principal         Amortized     Balance Sheet
                                        Amount             Cost            Date
                                      --------          --------          --------
December 31, 1999:

U.S. Government and Agencies          $  1,000          $  1,011          $  1,004
Corporate Debt Securities              203,030           206,067           205,560
Foreign Bank CD's                       26,500            27,285            27,260
                                      --------          --------          --------
Total                                 $230,530          $234,363          $233,824
                                      ========          ========          ========

December 31, 1998:

U.S. Government and Agencies          $  9,052          $  9,107          $  9,107
Corporate Debt Securities              101,838           102,807           102,789
Foreign Bank CD's                       20,000            20,234            20,234
                                      --------          --------          --------
Total                                 $130,890          $132,148          $132,130
                                      ========          ========          ========


The amoritized cost and fair market value of investments at December 31, 1999 and 1998, by contractual maturities are:


                                                        1999                          1998
                                             -----------------------       -----------------------
                                             Amortized       Fair          Amortized        Fair
                                               Cost          Value            Cost          Value
                                             --------       --------       --------       --------
Due in one year or less                      $170,301       $169,868       $ 94,373       $ 94,355
Due after one year through two years           44,997         44,882         30,288         30,288
Due after two years through four years         19,065         19,074          7,487          7,487
                                             --------       --------       --------       --------
       Total                                 $234,363       $233,824       $132,148       $132,130
                                             ========       ========       ========       ========


As of December 31, 1999, the Company had gross unrealized gains of $0.2 million and gross unrealized losses of $0.7 million. As of December 31, 1998, gross unrealized gains and losses were not material. Proceeds from sales of securities in 1999 were $30.6 million. There were no proceeds from sales of securities in 1998. Proceeds from sales of securities in 1997 were $33.0 million. As the securities sold in 1999 and 1997 were approaching their maturity, the gains and losses recognized on the sales were immaterial. A net unrealized loss of $0.5 million was recorded in other comprehensive income (loss) in 1999. Unrealized holding gains and losses in 1998 were immaterial.

6.  INVENTORY

Inventory at December 31, is comprised of the following:


                                                                       1999                1998
                                                                      ------              ------
                 Raw materials                                      $ 11,502            $ 10,880
                 Work in process                                      15,129              10,202
                 Finished goods                                        9,365               6,499
                                                                    --------            --------
                                                                      35,996              27,581
                 Less noncurrent                                      (4,219)             (4,949)
                                                                    --------            --------
                                                                    $ 31,777            $ 22,632
                                                                    ========            ========




The Company has purchased plasma and other raw materials for use in production of CytoGam in the Company's Frederick manufacturing facility, which is subject to FDA licensure and approval. Due to the uncertainty surrounding the likelihood and timing of FDA approval, this inventory has been classified as noncurrent in the accompanying balance sheet.

In December 1999, the FDA granted approval for production of the Company's second generation RSV product, Synagis, at the Frederick manufacturing facility. As a result, all raw materials, work-in-process and finished goods inventories of Synagis are classified as current assets as of December 31, 1999.

As a result of the June 1998 FDA approval of Synagis and the market acceptance of Synagis, the Company reserved approximately $9.2 million against its RespiGam inventory, as minimal product sales are expected to result from this inventory in the foreseeable future.

Finished goods at December 31, 1999 and 1998 include approximately $1.7 and $1.6 million, respectively, of by-products that result from the production of the Company's principal products at one of its contract manufacturers and are held for resale. As of December 31, 1999, minimal sales of these by-products have occurred. The December 31, 1999 and 1998 balances are net of reserves of $1.7 and $1.6 million, respectively.

7. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost at December 31, is comprised of the following:


                                                                                       1999              1998
                                                                                      ------            -----

     Land and land improvements                                                       $2,166            $2,147
     Buildings and building improvements                                              32,234             8,660
     Leasehold improvements                                                           14,560            13,195
     Laboratory, manufacturing and facilities equipment                               23,962            17,343
     Office furniture, computers, and equipment                                       10,813             9,269
     Construction in progress                                                         25,316            48,167
                                                                                      ------            ------



                                                                                     109,051            98,781
     Less accumulated depreciation and amortization                                 (21,599)          (18,525)
                                                                                    --------          --------
                                                                                    $ 87,452          $ 80,256
                                                                                    ========          ========


Construction in progress includes costs incurred in connection with the design and construction of the Company's Frederick manufacturing facility and includes capitalized interest costs of $4,009 and $5,324 at December 31, 1999 and 1998, respectively.

As of December 31,1999, buildings includes costs associated with three facilities. They are: 1) the portion of the Company's Frederick manufacturing facility that was granted approval by the FDA for the production of Synagis in December 1999, and was placed in service on December 31, 1999; 2) warehouse, laboratory and administrative space located in Frederick, Maryland, which is adjacent to the Frederick facility; and 3) the Company's manufacturing facility in Nijmegen, The Netherlands. The Company will continue to capitalize costs, primarily capitalized interest related to the plasma production portion of the Frederick manufacturing facility until placed in service. The portions of the facility that are subject to inspection and approval by the FDA will be placed in service and depreciation will commence if and when such approval is received.

Laboratory, manufacturing and facilities equipment are net of a reserve of $0.8 million, which primarily consists of the remainder of equipment to be disposed of from the Frederick manufacturing facility, as it was determined that the equipment would not be used at the facility.

8.  ACCRUED EXPENSES

Accrued expenses at December 31, is comprised of the following:


                                                                               1999                    1998
                                                                             --------                --------

       Accrued contracts                                                     $ 11,953                 $ 7,204
       Accrued manufacturing                                                    6,526                   6,655
       Accrued sales and marketing                                             37,051                  22,727
       Accrued other                                                            8,209                   5,857
       Accrued merger expenses                                                  1,218                      --
       Accrued interest                                                           343                   2,579
                                                                             --------                --------
                                                                             $ 65,300                $ 45,022
                                                                             ========                ========

9.  FACILITIES LEASES

The Company leases warehouse, laboratory and administrative space under numerous operating leases. Under the leases, the Company is obligated to pay a basic monthly rent which will increase each lease year. The leases also require the Company to pay for utilities and its proportionate share of taxes, assessments, insurance and maintenance costs. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $2.6 million, $2.4 million and $2.4 million, respectively.

The Company's future minimum lease payments under operating leases, are as follows:


                                          Year ending December 31,
                                          ------------------------
                                           2000                                  $2,510
                                           2001                                   2,438
                                           2002                                   2,486
                                           2003                                   2,404
                                           2004                                   1,751
                                           Thereafter                             3,508
                                                                               --------
                                                                               $ 15,097
                                                                               ========


10.  LONG-TERM DEBT

Long-term debt at December 31, is comprised of the following:



                                                                                           1999            1998
                                                                                         ---------        ------
       4% notes due to Maryland Department of Business and Economic Development,
       due 2016                                                                            $6,286         $6,538

       7.53% note due to Maryland Industrial Development Finance Authority, due
       2007                                                                                 4,379          4,744

       Line of credit                                                                         728            849

       Note due to Cooperative Rabobank, B.A., due 2009
       Variable interest rate                                                                 354            456

       Capital lease obligations                                                               77            106

       2% note payable to Commonwealth of PA, due 2000                                         32            107

       7% convertible subordinated notes, due 2003                                             --         60,000

       Notes payable to Transamerica Business Credit Corporation due through
       2004, interest 9.95%-10.6%                                                              --         12,868

       6.8% bank note payable                                                                  --            500


       Notes payable to landlord, due through 2006, interest 11.5%-13%                        --          1,742
                                                                                      ----------    -----------
                                                                                          11,856         87,910

       Less current portion included in other current liabilities                         (1,490)        (4,192)
                                                                                      ==========    ===========
                                                                                         $10,366        $83,718
                                                                                      ==========    ===========


The convertible subordinated notes were issued in July 1996. In June 1999, the Company called the notes and, in July 1999 all of the notes were converted into 6,097,545 shares of the Company's common stock at a conversion price of $9.84 per share.

Principal and interest payments on the Maryland notes began in 1998. Pursuant to the terms of the agreements, the Company is required to meet certain financial and non-financial covenants including maintaining minimum cash balances and net worth ratios. The Company maintains a $0.4 million compensating balance related to the notes, which is included in other assets. The notes are collateralized by the land, buildings and building fixtures of the Frederick manufacturing facility. The agreements include a provision for early retirement of the notes by the Company.

During 1999, the Company retired the Transamerica notes and the Maryland landlord notes.

In June 1995, the Company established a $1 million credit line with an international financial institution. The line of credit is denominated in Dutch guilders, currently bears an annual interest rate of 5.3125% and is utilized by the Company's subsidiary, USB Pharma B.V., for funding working capital requirements. The line of credit expires in March 2000 and is guaranteed by the Company and collateralized by a portion of the Company's investment portfolio.

In May 1994, USB Pharma B.V. entered into a mortgage loan with Cooperative Rabobank B.A. in the amount of 1.2 million Dutch guilders collateralized by the land and buildings of its manufacturing facility in Nijmegen, The Netherlands and guaranteed by the Company. Proceeds from the loan were used to partially fund the purchase of additional equipment for the facility. The mortgage loan, for which principal payments began in March 1995, has a 15-year term and bears interest at a quarterly variable rate. The current interest rate is 5.8%

Maturities of long-term debt for the next five years are as follows: 2000, $1,490; 2001, $773; 2002, $804; 2003, $839 and 2004, $890. Interest paid was
$5.2 million, $6.5 million and $4.8 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

The estimated fair value of the Company's long-term debt at December 31, 1999, based on quoted market prices or discounted cash flows based on currently available borrowing rates, was $12.2 million compared to its carrying value of $11.9 million.

11.  SHAREHOLDERS' EQUITY

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

In January 1998, the Company completed a private placement of 3.4 million new shares of common stock to institutional investors for net proceeds of $66.2 million, and sold 166,820 shares of common stock to SmithKline Beecham for net proceeds of $5.0 million.

In February 1999, the Company closed two private placements resulting in the issuance of 0.4 million new shares of common stock to institutional investors for net proceeds of $20.0 million. In connection with the private placements, warrants to purchase 0.1 million shares of common stock at $74.47 per share were issued. These warrants were exercised in November 1999 for net proceeds of $6.0 million.

In July 1999, $60 million of the Company's 7% converted subordinated notes were converted into common stock. The transaction resulted in the issuance of 6,097,545 shares of common stock and increased shareholders' equity by $58.7 million, the carrying amount of the converted debt on the date of the conversion.

12.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the diluted EPS computation for the years ended December 31, 1999 and 1998. No reconciliation of the numerator and denominator is necessary for 1997, as a loss was reported and inclusion of potential common shares would be antidilutive.


                                                                                1999                 1998
                                                                                ----                 ----
Numerator:
 Net earnings                                                                $93,371                $47,187
 Interest on 7% convertible notes, net of
amounts capitalized and related taxes                                            720                  1,468
                                                                             -------                -------
Numerator for diluted EPS                                                    $94,091                $48,655
                                                                             =======                =======
Denominator:
  Weighted average shares outstanding                                         63,474                 56,776
  Effect of dilutive securities:
        Stock options                                                          4,238                  4,175
        7% convertible notes                                                   3,058                  6,098
                                                                             -------                -------
Denominator for diluted EPS                                                   70,770                 67,049
                                                                             =======                =======


The following table shows the number of shares and related price ranges of those shares that were excluded from the EPS computations above. These options to purchase shares of common stock were outstanding in the periods reported, but were not included in the computation of diluted earnings per share as the exercise prices for these options were greater than the average market price of the common stock during the period reported, and therefore would be antidilutive.


                                                                          Year Ended               Year Ended
                                                                    December 31,1999         December 31,1998
                                                                    ----------------         ----------------

  Price range of stock options:
    $85.00-$201.33                                                        358,018
    $29.75-$201.33                                                                                 1,640,589



13.  COMMON STOCK OPTIONS

The Company currently grants stock options under numerous stock option plans:


                                                                                        SHARES AUTHORIZED FOR OPTION
           PLAN                                   DESCRIPTION                                       GRANTS
--------------------------- --------------------------------------------------------- -----------------------------------
Old Plan                    Provides option incentives to employees, consultants
                            and advisors of the Company                                                           500,000
--------------------------- --------------------------------------------------------- -----------------------------------




--------------------------- --------------------------------------------------------- -----------------------------------
1991 Plan                   Provides option incentives to employees, consultants
                            and advisors of the Company                                                       11,000,000
--------------------------- --------------------------------------------------------- -----------------------------------
Non-Employee Directors      Provides option incentives to non-employee directors                                 500,000
Plan

--------------------------- --------------------------------------------------------- -----------------------------------
1999  Plan                  Provides option incentives to employees, consultants
                            and advisors of the Company                                                        2,750,000
--------------------------- --------------------------------------------------------- -----------------------------------
Non-Executive Stock         Provided option incentives to employees who are not
Option Plan                 officers or directors of USB, consultants and advisors
                            of the Company                                                                       337,500
--------------------------- --------------------------------------------------------- -----------------------------------
1992 Stock Option Plan      Provided option incentives to officers and directors of
                            USB                                                                                  427,500
--------------------------- --------------------------------------------------------- -----------------------------------
1996 Non-Employee           Provided option incentives to elected non-employee
Directors Stock Option      directors of USB                                                                       7,500
Plan
--------------------------- --------------------------------------------------------- -----------------------------------
1999 Stock Option Plan      Provided option incentives to employees, consultants
                            and advisors of USB                                                                  450,000
--------------------------- --------------------------------------------------------- -----------------------------------
1991 Special                Provided option incentives to employees, consultants
Non-Statutory Plan          and advisors of USB                                                                  150,000
--------------------------- --------------------------------------------------------- -----------------------------------
1987 Special Non            Provided option incentives to employees and
Statutory Plan              non-employees of USB                                                                  75,000
--------------------------- --------------------------------------------------------- -----------------------------------
1987 Non Statutory Plan     Provided option incentives to employees and
                            non-employee members of The Board of Directors of USB                                150,000
--------------------------- --------------------------------------------------------- -----------------------------------
1987 Incentive Stock        Provided option incentives to employees, consultants,
Option Plan                 and advisors of USB                                                                  150,000
--------------------------- --------------------------------------------------------- -----------------------------------

Options under all plans normally vest over a three to five year period and have a maximum term of 10 years. The Company has reserved a total of 9,564,649 shares of common stock for issuance under these plans as of December 31, 1999. Related stock option activity, is as follows:

                  Options Granted Prior to
                  Establishment of the 1991                                   Non-Employee                 U. S. Bioscience
                            Plan                  1991 and 1999 Plans         Directors Plan                     Plans
                  -------------------------- --------------------------- --------------------------  ----------------------------
                                  Wtd. Avg.                   Wtd. Avg.                   Wtd. Avg.                    Wtd. Avg.
                                   Exercise                   Exercise                    Exercise                     Exercise
                                  Price Per                   Price Per                   Price Per                    Price Per
                       Shares       Share        Shares        Share        Shares         Share        Shares           Share
----------------- ------------- ------------ -------------- ------------ ------------- ------------- ------------ ---------------
Balance,
Dec. 31,1996         1,110,722         $1.98     5,903,118        $6.40       170,000         $5.93      470,059          $57.39
Granted                      -             -     1,577,500         8.86        40,000          9.31      157,542           93.58
Exercised             (334,718)         1.46      (869,540)        4.48       (25,000)         7.26      (22,406)          32.71
Canceled                (4,000)         8.94      (220,206)        8.38             -             -      (27,146)          85.90
                  -------------              --------------                 ---------                    -------
Balance,
Dec. 31, 1997          772,004         2.17      6,390,872         7.20       185,000          6.48       578,049           66.87
Granted                      -            -      2,412,200        27.31        40,000         31.19       295,070           58.29
Exercised             (466,800)        2.08     (1,731,732)        6.22             -             -      (23,239)           32.67
Canceled                     -            -       (119,124)       11.05             -             -      (48,399)           83.71
                  -------------              --------------              -------------               ------------


Balance,
Dec. 31, 1998          305,204         2.29      6,952,216        14.36       225,000         10.87      801,481           63.69
Granted                  --                      2,157,700        67.05        40,000         72.13       78,447           66.98
Exercised             (294,004)        2.36     (2,372,558)        9.73       (55,000)         8.47     (339,895)          60.22
Canceled                     -            -       (116,646)       36.13            -              -      (47,492)          66.25
                  -------------              --------------              -------------               ------------
Balance
December 31,
1999                    11,200        $0.40      6,620,712       $32.81       210,000        $23.17      492,541          $66.35
                        ======                   =========                    =======                    =======


Additional information related to the plans as of December 31, 1999 is as follows:


                                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                           -------------------                             -------------------

                                                    Wtd Avg
                                                  remaining          Wtd Avg
                Range of         Options        contractual         Exercise                Options                 Wtd Avg
         exercise prices     outstanding         Life (yrs)            Price                 Exercisable     Exercise Price
------------------------- --------------- ------------------ ---------------- --------------------------- ------------------
            $0.01-$40.00       4,762,077                7.1           $16.61                   1,589,586             $12.72
           $40.01-$80.00       2,199,028                9.2           $61.81                     254,945             $61.72
          $80.01-$120.00         345,623                8.7          $103.08                     125,123             $94.03
         $120.01-$160.00          20,750                7.3          $135.95                       8,250            $140.45
         $160.01-$200.00           3,600               10.0          $168.13                          --                 --
         $200.01-$220.00           3,375                2.4          $201.33                       3,375            $201.33
                               ---------                                                        --------
                               7,334,453                7.8           $34.74                   1,981,279             $25.01
                               =========                                                        ========

There were 2,020,196 and 210,000 shares available for future option grants at December 31, 1999 under the 1999 Plan and the Non-Employee Directors Plan, respectively.

The Company has adopted the disclosure only provisions of SFAS No. 123 as they pertain to financial statement recognition of compensation expense attributable to option grants. As such, no compensation cost has been recognized for the Company's option plans. If the Company had elected to recognize compensation cost for all of its stock option plans consistent with SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share on a pro forma basis would be:


                                                                            1999             1998             1997
                                                                            ----             ----             ----

  Net earnings (loss) - as reported                                      $93,371          $47,187        $(44,804)
  Net earnings (loss) - pro forma                                        $70,492          $39,740        $(50,266)
  Basic earnings (loss) per share-as reported                              $1.47             $.83           $(.90)
                                 -pro forma                                $1.11             $.70          $(1.01)

  Diluted earnings (loss) per share-as reported                            $1.33             $.73           $(.90)
                                   -pro forma                             $ 1.01             $.61          $(1.01)

The pro forma expense related to the stock options is recognized over the vesting period, generally five years. The fair value of each option grant was estimated using the Black-

Scholes option pricing model with the following weighted average assumptions for each year:


                                                                            1999             1998             1997
                                                                            ----             ----             ----
  Risk-free interest rate                                                  5.78%            5.28%            6.21%
  Expected life of options - years                                             7                7                7
  Expected stock price volatility                                            65%              75%              75%
  Expected dividend yield                                                    N/A              N/A              N/A

The weighted average fair value of options granted during 1999, 1998 and 1997 was $54.56, $19.35, and $6.26, respectively.

14.  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:



     Year ended December 31,                                      1999              1998               1997
                                                                  ----              ----               ----

     Current:
         Federal                                                $   --            $   --             $    --
         State                                                      --                --                  --
                                                               -------           -------             -------
       Total current benefit                                        --                --                  --
                                                               =======           =======             =======
     Deferred:
         Federal                                               (10,502)          (47,428)                 --
         State                                                   3,407                --                  --
                                                               -------           -------             -------
        Total deferred benefit                                 ($7,095)         ($47,428)            $    --
                                                               =======           =======             =======

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:



                                                                                   1999                1998
                                                                                  ------             --------
         Deferred tax assets:
         Net operating loss carryforwards                                        $132,765         $109,578
         General business credit carryforwards                                     14,399           10,878
         Accrued expenses not currently deductible                                 12,941            8,734
         Accounts receivable allowances and reserves                                6,835           11,680
         Other                                                                      4,974            4,965
                                                                                    -----            -----
         Total deferred tax assets                                                171,914          145,835
         Valuation allowance                                                      (19,792)         (68,317)
                                                                                  -------          -------
                  Net deferred tax assets                                        $152,122          $77,518
                                                                                 ========          =======

The provision (benefit) for income taxes varies from the income taxes provided based on the federal statutory rate (35%) as follows:



   Year ended December 31,                                        1999               1998                1997
                                                                  ----               ----                ----

   Tax at U.S. federal statutory rate                          $30,197               $(84)           $(15,681)
   State taxes, net of federal benefit                           2,702                507              (1,479)
   Change in valuation allowance                               (48,525)           (55,994)             25,068
   General business credits                                     (2,921)            (2,309)             (1,879)
   Foreign taxes, net                                                -               (174)                 94
   Other                                                        11,452             10,626              (6,123)
                                                                ------             ------              ------
                                                               $(7,095)          $(47,428)             $   --
                                                               ========          =========             ======
   Total

At December 31, 1999 the Company had consolidated net operating loss carryforwards for federal tax reporting purposes of approximately $351 million expiring between 2002 to 2019. The deferred tax asset attributable to the net operating loss carryforwards includes tax benefits of $93.8 million related to the exercise of employee stock options, which benefits were recorded directly to paid-in capital. The Company also has general business credit carryforwards comprised of federal research and experimentation and orphan drug credit carryforwards of approximately $14.0 million at December 31, 1999 expiring through 2019. The timing and manner in which the Company will utilize the net operating loss and general business credit carryforwards in any year, or in total, will be limited by provisions of the Internal Revenue Code Section 382, regarding changes in ownership of the Company.

Based on all positive evidence, including its 1999 pre-tax income and its estimates of future taxable income, the Company believes that it is more likely than not that certain of its deferred tax assets acquired from U.S. Bioscience (comprised mostly of federal net operating loss and general business credit carryforwards) will be realized, and has therefore recorded the tax benefit associated with those deferred tax assets for the year ended December 31, 1999. Because management is uncertain of the realization of the tax benefit associated with the deferred tax assets attributable to the state net operating losses and the research and experimentation credits which were generated by U.S. Bioscience prior to the current year, a full valuation allowance remains for these deferred tax assets at December 31, 1999.

Based on its 1998 pre-tax profit and its estimates of future taxable income, the Company concluded in 1998 that it was more likely than not that certain of its deferred tax assets (comprised mostly of federal net operating loss carryforwards and research and development credits) would be realized, and therefore recorded a tax benefit of its deferred tax assets arising from federal income taxes as of December 31, 1998.

15.  Collaborative Arrangements

Abbott Laboratories

In December 1997, the Company signed two agreements with Abbott Laboratories ("Abbott"). The first agreement calls for Abbott to co-promote Synagis in the United States. The second agreement allows Abbott to exclusively distribute Synagis outside the United States. Under the terms of the U.S. co-promotion agreement, Abbott receives a percentage of net United States sales based on defined annual sales thresholds. Expenses associated with the co-promotion agreement are included in selling, general and administrative expenses on the accompanying statements of operations. Each company is responsible for its own selling expenses. Under the terms of the distribution agreement, the Company manufactures and sells Synagis to Abbott at a price based on end-user sales. Pursuant to the distribution agreement, the Company received a $15 million milestone payment in each of the years 1999, 1998 and 1997, which is included in other revenue in the respective year. The Company could receive up to an additional $15 million based on the achievement of certain other milestones.

ALZA Corporation

In December 1995, U.S. Bioscience, Inc. entered into an exclusive marketing and distribution agreement with ALZA Corporation ("ALZA") for Ethyol in the United States. Under the terms of the agreement, ALZA has exclusive rights to market Ethyol in the United States until April 2001, subject to a one-year extension, and is responsible for sales and marketing of the product. The Company's oncology/immunology sales force co-promotes the product with ALZA in the United States. The Company sells Ethyol to ALZA at a price based on a percentage of the net sales price of Ethyol in the United States, and ALZA then sells Ethyol to the distributors and wholesalers that supply Ethyol for prescription sales. ALZA's rights expire on April 1, 2001, or on April 1, 2002, if ALZA chooses to exercise a one-time option to extend the agreement. ALZA is required to notify the Company of its intent with respect to the marketing extension by April of 2000. Following the expiration of the rights, marketing rights to Ethyol will revert to the Company, and ALZA will receive a commission from the Company for 10 years (nine years if ALZA exercises the option), based on sales of Ethyol in the United States.

ALZA was co-promoting NeuTrexin and Hexalen in the United States until mid-1999. At that time, the Company regained sole responsibility for the distribution, marketing and promotion of these products in the United States.

Schering-Plough Corporation

In May 1993, U.S. Bioscience, Inc. entered into an exclusive marketing and distribution agreement with Scherico, Ltd. ("Scherico"), an affiliate of Schering-Plough Corporation, for Ethyol in the countries comprising the EU and European Free Trade Association. Under this agreement, Scherico purchases Ethyol from the Company at a price based on a percentage of the net sales of Ethyol in Germany, United Kingdom, Spain, Italy and France. Scherico's exclusive rights to market the product will continue through December 31, 2003. At the end of the exclusive period, the Company may co-promote Ethyol with Scherico for two years, through December 31, 2005. Thereafter, the Company will reacquire sole marketing rights, subject to an obligation to pay Scherico a royalty based on a percentage of net sales, if any, from the European territories for a period of three years. Scherico may terminate the agreement at any time by providing 180 days written notice.

The Company also entered into licensing agreements for Ethyol and NeuTrexin with affiliates of Schering for several territories outside the United States. The licensees are required to pay the Company compensation based on their net sales of the products, and the Company sells the products to the licensees at an agreed upon price.

SmithKline Beecham

In December 1997, the Company and SmithKline Beecham ("SB") entered into a strategic alliance to develop and commercialize human papillomavirus (HPV) vaccines for the prevention of cervical cancer and genital warts. In exchange for exclusive worldwide rights to the Company's HPV technology, SB agreed to provide the Company with an up-front payment, future funding and potential developmental and sales milestones which together could total over $85 million, as well as royalties on any product sales. Under the terms of the agreement, the companies will collaborate on research and development activities. The Company conducts Phase 1 and Phase 2 clinical trials and manufactures clinical material for those studies. SB is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities. In January 1998, the Company received a $15 million payment from SB and completed the sale of 166,820 shares of common stock to SB resulting in net proceeds to the Company of $5.0 million. Additionally $6.2 million and $5.7 million of research funding associated with the agreement has been included in other revenues for the years ended December 31, 1999 and 1998, respectively.

American Home Products

On November 8, 1993, the Company signed a definitive agreement with American Cyanamid Company, now American Home Products, to co-promote and share profits or losses on the Company's RSV product, RespiGam, which was licensed for marketing by the FDA on January 18, 1996. Pursuant to an amendment to the agreement signed in December 1999, AHP's obligation to co-promote RespiGam in the U.S. was terminated. In addition, AHP no longer shares in any profits or losses of RespiGam in the U.S. The Company recorded a credit to selling, general and administrative expense in 1999 related to the signing of the amendment.

Other Agreements

The Company has entered into research, development and license agreements with various federal and academic laboratories and other institutions to further develop its products and technology and to perform clinical trials. Under these agreements, the Company is obligated to provide funding of approximately $14.0 million and $4.6 million in 2000 and 2001, respectively. The Company has also agreed to make milestone payments in the aggregate amount of $19.6 million on the occurrence of certain events such as the granting by the FDA of a license for product marketing in the U.S. for some of the product candidates covered by these agreements. In exchange for the licensing rights for commercial development of proprietary technology, the Company has agreed to pay royalties on sales using such licensed technologies.

16.   FORWARD EXCHANGE CONTRACTS

Beginning in 1997, the Company entered into foreign forward exchange contracts to hedge against foreign exchange rate fluctuations that may occur on certain of the Company's foreign currency denominated obligations. As of December 31, 1999 the Company had outstanding forward Deutsche mark and Euro contracts in the amount of $17.2 million, all expiring within one year. Fair value of the outstanding contracts at December 31, 1999 was $16.0 million, resulting in an unrealized loss of $1.2 million. Unrealized gains and losses on foreign forward exchange contracts that are designated and effective as hedges are deferred and recognized in the same period that the hedged obligation is recognized. The notional principal amounts for off-balance sheet instruments provide one measure of the transaction volume outstanding as of year end, and does not represent the amount of the Company's exposure to credit or market loss. The Company's exposure to market risk will vary over time as a function of currency rates.

17.  COMMITMENTS AND CONTINGENCIES

Manufacturing, Supply and Purchase Agreements

The Company has entered into manufacturing, supply and purchase agreements in order to provide production capability for CytoGam and RespiGam, and to provide a supply of human plasma for production of both products. No assurance can be given that an adequate supply of plasma will be available from the Company's suppliers. Human plasma for CytoGam and RespiGam is converted to an intermediate raw material (Fraction II+III paste) under supply agreements with two vendors. The supply agreements expired in 1999. The intermediate material is then supplied to the manufacturer of the bulk product, the State Lab. Pursuant to the agreements with the State Lab, the Company paid $8.3 million in 1999, $12.9 million in 1998 and $10.2 million in 1997 for production and process development. The Company has an informal arrangement with the State Lab for planned production of CytoGam through June 2000 for $4.0 million, subject to production level adjustments. Currently, limited production of RespiGam is planned for the foreseeable future due to minimal demand for RespiGam and the market acceptance of Synagis. If the State Lab, which holds the sole product and establishment licenses from the FDA for the manufacture of CytoGam and RespiGam, is unable to satisfy the Company's requirements for CytoGam on a timely basis or is prevented for any reason from manufacturing CytoGam, the Company may be unable to secure an alternative manufacturer without undue and materially adverse operational disruption and increased cost. The Company also has an agreement with Connaught Laboratories to fill and package CytoGam through 2000.

In December 1997, the Company entered into an agreement with Boehringer Ingelheim Pharma KG ("BI"), to provide supplemental manufacturing of the Company's second generation RSV product, Synagis. The Company paid $21.1 million in 1999 and $16.0 million in 1998 related to production and scale-up of production as part of this agreement. The Company has firm commitments with BI for planned production through 2002 for approximately 72.9 million Deutsche marks. Should the manufacturer be unable to supply Synagis to the Company for any reason, there can be no assurance that the Company will be able to secure an alternate manufacturer in a timely basis or without increased cost.

18.  OTHER OPERATING EXPENSES

Other operating expenses in 1999 and 1998 include the costs of start-up of production at the Frederick manufacturing facility. Expenses in 1999 also include $1.4 million for the write-off of certain equipment purchased for use in the Frederick facility as it was determined that the equipment ultimately would not be used in the facility. Other operating expenses in 1998 also include scale-up of production of Synagis at the Gaithersburg pilot plant and at a third-party manufacturer, BI, and $10.5 million for the buy down of certain Synagis royalty obligations prior to the licensure of Synagis by the FDA.

19.  PENSION PLAN

The Company has defined contribution 401(k) pension plans and other defined contribution plans available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. The Company also makes employer contributions. During 1999, 1998 and 1997 the Company contributed $1,104, $1,134 and $920, respectively, in cash to the plans. Prior to the merger with U.S. Bioscience, a deferred compensation program was provided for certain executives of U.S. Bioscience. The program was terminated in December 1999 and all vested balances were paid in full. Expense related to the deferred compensation plan was $97, $348, and $428 in 1999, 1998 and 1997, respectively.

20.   LEGAL PROCEEDINGS

On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. ("Ichthyol Gesellschaft") filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. The suit was dismissed on January 29, 1997 by the Regional Court of Hamburg at which time Ichthyol Gesellschaft was given leave to appeal against the judgment rendered in favor of U.S. Bioscience. Ichthyol Gesellschaft filed an appeal, and a judgment was rendered in favor of U.S. Bioscience in the appellate proceedings. In January 1999, Ichthyol Gesellschaft filed an appeal on points of law with the Federal Court of Justice, and in June 1999, Ichthyol Gesellschaft filed the grounds for the appeal on points of law. In October 1999, the Federal Court of Justice accepted Ichthyol Gelleschaft's appeal. U.S. Bioscience was advised that it usually takes a year and one-half from the acceptance of such an appeal until a hearing is held, and it is not possible to predict the decision of the Federal Court of Justice with respect to the matter.

In 1996, the Company entered into a Material Transfer Agreement and a Confidentiality Agreement with MediGene AG ("MediGene") relating to human papillomavirus vaccine ("HPV") technology in which the Company had a potential interest. In 1997, the Company learned information that caused it to believe that such technology had been developed by employees of Loyola University of Chicago ("Loyola"). As a result, the Company acquired from Loyola a license to patent applications directed to such technology. The Company granted to SmithKline Beecham a sublicense under the Loyola license.

In 1998, MediGene initiated a legal action against Loyola in the U.S. District Court for the Northern District of Illinois alleging that the patent applications licensed by Loyola to the Company are, in fact, owned and/or licensed to MediGene. Also in 1998, MediGene amended the complaint to add the Company as a defendant.

In the amended complaint, MediGene alleges that the Company breached the Confidentiality Agreement and the Material Transfer Agreement and tortiously interfered with an alleged prospective business relationship and an alleged contract between MediGene and Loyola involving the HPV technology. MediGene claims monetary damages from the Company and ownership of the patents in question, as well as rescission of the license granted to the Company by Loyola or rights as a third party beneficiary thereof.

After consultation with its patent counsel, the Company believes that, while the matter is not free from doubt, it is unlikely that MediGene can successfully assert it's claims against the Company. The Company also believes that the outcome of such dispute is unlikely to have a material adverse effect on its financial position.

21.  SUBSEQUENT EVENT

On February 17, 2000, the Company's Board of Directors declared a three-for-one stock split of the Company's common stock payable in the form of a 200 percent stock dividend. The stock split is contingent upon shareholder approval to increase the number of authorized shares of common stock from 120 million to 320 million, an action that will be voted on at the Annual Meeting of Shareholders on May 18, 2000. If approved, shareholders will receive, on or about June 2, 2000, two additional shares for each share of stock owned as of the close of business on May 18, 2000.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MedImmune, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of MedImmune, Inc. and its subsidiaries at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of U.S. Bioscience, Inc. on November 23, 1999 in a transaction accounted for as a pooling of interests, as described in Note 3 to the consolidated financial statements. We did not audit the financial statements of U.S. Bioscience, Inc, which statements reflect total assets of $52,721,900 as of December 31, 1998, and total revenues of $26,513,000 and $24,784,000 for each of the two years in the period ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included in U.S. Bioscience, Inc. is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
January 26, 2000, except for Note 21, for which the date is February 17, 2000

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

/s/ Wayne T. Hockmeyer, Ph.D.          /s/ David M. Mott
-------------------------------------  -----------------------------------------
Chairman and Chief Executive Officer   Vice Chairman and Chief Financial Officer

/s/ Lawrence C. Hoff
------------------------------------
Chairman of the Audit Committee


              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MEDIMMUNE, INC.

Information with respect to directors is included in the Company's Proxy Statement to be filed pursuant to Regulation 14A (the "Proxy Statement") under the caption "Election of Directors," and such information is incorporated herein by reference. Set forth in Part I, Item 1, are the names and ages (as of February 6, 2000), the positions and offices held by, and a brief account of the business experience during the past five years of each executive officer.

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

a)  Documents filed as part of the Report

         1.       Financial Statements and Supplemental Data

                  a.       Consolidated Balance Sheets at December 31, 1999 and
                           1998
                  b.       Consolidated Statements of Operations for the years
                           ended December 31, 1999, 1998 and 1997
                  c        Consolidated Statements of Cash Flows for the years
                           ended December 31, 1999, 1998 and 1997
                  d.       Consolidated Statements of Shareholders' Equity for
                           the years ended December 31, 1999, 1998 and 1997
                  e        Notes to Consolidated Financial Statements=
                  f        Report of Independent Accountant
                  g.       Report of Management

         2.       Supplemental Financial Statement Schedule

                  Schedule I - Valuation and Qualifying Accounts Page S-1

b)       Reports on Form 8-K


         DATE FILED        EVENT REPORTED
         ----------        --------------

         10/21/99          Third Quarter Earnings Release - MedImmune Revenues Double in 1999
                           Third Quarter

         11/8/99           Safety and Efficacy of Synagis Reaffirmed After First Season's Use;
                           MedImmune Presents Data at Second World Congress of
                           Pediatric Infectious Diseases

         11/19/99          MedImmune to Exchange 0.15 Shares for Each U.S.
                           Bioscience Share in Proposed Acquisiton

         11/24/99          MedImmune Completes Acquisition of U.S. Bioscience

         12/20/99          MedImmune Announces Licensure of Manufacturing Facility


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

                                 MEDIMMUNE, INC.

                                               /s/ Wayne T. Hockmeyer
                                               ------------------------------
Date:  March 13, 2000                          By:  Wayne T. Hockmeyer, Ph.D.
                                               Chairman and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                                               /s/ Wayne T. Hockmeyer
                                               ------------------------------
Date:  March 13, 2000                          Wayne T. Hockmeyer, Ph.D.
                                               Chairman and
                                               Chief Executive Officer
                                               (Principal executive officer)

                                               /s/ David M. Mott
                                               ------------------------------
Date:  March 13, 2000                          David M. Mott
                                               Vice Chairman and Chief
                                               Financial Officer (Principal
                                               financial and accounting officer)

                                               /s/ M. James Barrett
                                               ------------------------------
Date:  March 13, 2000                          M. James Barrett, Director


                                               /s/ Melvin D. Booth
                                               ------------------------------
Date:  March 13, 2000                          Melvin D. Booth, Director

                                              /s/ James H. Cavanaugh
                                              ------------------------------
Date:  March 13, 2000                         James H. Cavanaugh, Director


                                              /s/ Barbara Hackman Franklin
                                              ------------------------------
Date:  March 13, 2000                         Barbara Hackman Franklin, Director


                                              /s/ Lawrence C. Hoff
                                              ------------------------------
Date:  March 13, 2000                         Lawrence C. Hoff, Director



                                              /s/ Gordon S. Macklin
                                              ------------------------------
Date:  March 13, 2000                         Gordon S. Macklin, Director



                                              /s/ Franklin H. Top, Jr.
                                              ------------------------------
Date:  March 13, 2000                         Franklin H. Top, Jr., Director

SCHEDULE I



                                                  MEDIMMUNE, INC.
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                  (IN THOUSANDS)


                                                   BALANCE AT                                                 BALANCE AT
                                                    BEGINNING                                                   END OF
DESCRIPTION                                         OF PERIOD          ADDITIONS         DEDUCTIONS             PERIOD
-----------                                         ---------          ---------         ----------             ------


For the year ended
  December 31, 1999
Trade and Contract Receivables
   Allowance                                          $29,589            $43,779          $(57,265)            $16,103
Trade Receivables
   Bad Debt Reserve                                       368              1,390              (454)              1,304

Inventory Reserve                                       9,747                803            (2,546)              8,004
Physical Asset Reserve                                     --              1,682              (854)                828
                                                      -------            -------          ---------            -------
                                                      $39,704            $47,654          $(61,119)            $26,239
                                                      =======            =======          =========            =======

For the year ended
  December 31, 1998
Trade and Contract
  Receivables Allowance                                $3,538            $54,597          $(28,546)            $29,589
Trade Receivables Bad
  Debt Reserve                                            204                402              (238)                368

Inventory Reserve                                          75             12,374            (2,702)              9,747

Physical Asset Reserve                                    175                 --              (175)                 --
                                                      -------            -------          ---------            -------
                                                       $3,992            $67,373          $(31,661)            $39,704
                                                      =======            =======          =========            =======

For the year ended
    December 31, 1997

Trade and Contract
Receivables Allowance                                  $1,605             $4,166           $(2,233)             $3,538
Trade Receivables Bad
       Debt Reserve                                       895                 20              (711)                204
    Inventory Reserve                                       8                 75                (8)                 75
    Physical Asset Reserve                                 --                175                 --                175
                                                      -------            -------          ---------            -------
                                                       $2,508             $4,436           $(2,952)             $3,992
                                                      =======            =======          =========            =======

c)       Item 601 Exhibits

3.1(4)            Restated Certificate of Incorporation, dated May 14, 1991

3.2(3)            By-Laws, as amended

4.1(19) Amended and Restated Rights Agreement, dated as of October 31, 1998, between MedImmune, Inc., and American Stock Transfer and Trust Company, as Rights Agent

10.1(1)(3)        License Agreement dated November 15, 1990 between the Company and Merck & Co., Inc. ("Merck")

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

                                       E1

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

                                       E2

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


                                       E3

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

10.65(2)(14)      Research and License Agreement between OraVax Merieux Co. and
                  MedImmune, Inc. effective as of November 1, 1996.

10.66(15)         Employment Agreement between Wayne T. Hockmeyer and MedImmune,
                  Inc. effective April 1, 1997.

10.67(15)         Employment Agreement between David M. Mott and MedImmune, Inc.
                  effective April 1, 1997.

10.68(15)         Employment Agreement between Franklin H. Top and MedImmune,
                  Inc. effective April 1, 1997.

10.69(15)         Employment Agreement between David P. Wright and MedImmune,
                  Inc. effective April 1, 1997.

10.70(15)         Employment Agreement between James F. Young and MedImmune,
                  Inc.effective April 1, 1997.

10.71(15)         Employment Agreement between Bogdan Dziurzynski and MedImmune,
                  Inc. effective April 1, 1997.

10.72(16)         Master Loan & Security Agreement, dated June 16, 1997 by and between Transamerica and MedImmune, Inc.

                                       E4

10.73(1)(16)      Patent License Agreement, (MEDI-493) dated July 17, 1997 by and between Protein Design Labs and MedImmune, Inc.

10.74(1) Patent License Agreement, (MEDI-507) dated July 17, 1997 by and between Protein Design Labs and MedImmune, Inc.

10.75(17)         Sixth Amendment of Lease between ARE-QRS Corp. and MedImmune,
                  Inc. dated September 10, 1997.

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

10.78(1)(17)      Manufacturing Agreement between MedImmune, Inc. and Dr. Karl
                  Thomae GmbH dated November 27, 1997.

10.79(1)(17)      Distribution Agreement between MedImmune, Inc. and Abbott
                  International, Ltd. dated November 26, 1997.

10.80(1)(17)      License Agreement between Loyola University of Chicago and
                  MedImmune, Inc. dated December 3, 1997.

10.81(1)(17)      Research Collaboration and License Agreement between
                  SmithKline Beecham and MedImmune, Inc. dated December 10,
                  1997.

10.82(18)         Termination of MEDI-SB Letter Agreement of October 10, 1996.

10.83(18)         Second Amendment between MedImmune, Inc. and Lonza Biologics
                  PLC of 228 Bath Road, Slough, Berkshire SL1 4DY England

10.84(22)         Employment Agreement between Wayne T. Hockmeyer and MedImmune,
                  Inc. effective November 1, 1998.

10.85(22)         Employment Agreement between Melvin Boolth and MedImmune, Inc.
                  effective November 1, 1998.

10.86(22)         Employment Agreement between David M. Mott and MedImmune, Inc.
                  effective November 1, 1998.

10.87(22)         Employment Agreement between Franklin H. Top and MedImmune,
                  Inc. effective November 1, 1998.

10.88(22)         Employment Agreement between David P. Wright and MedImmune,
                  Inc. effective November 1, 1998.

10.89(22)         Employment Agreement between James F. Young and MedImmune,
                  Inc.effective November 1, 1998.

10.90(22)         Employment Agreement between Bogdan Dziurzynski and MedImmune,
                  Inc. effective November 1, 1998.

10.91(2)(22)      License Agreement between Connaught Laboratories, Inc. and
                  MedImmune, Inc. effective November 20,1998.

10.92(2)(22)      Termination of Purchase and Royalty Agreement Second Amendment
                  between Connaught Technology Corporation and MedImmune, Inc.
                  effective September 30, 1998.

10.93(22)         Purchase Contract Agreement between Aid Association and
                  MedImmune, Inc. effective November 25, 1998.

                                       E5

10.94 Seventh Amendment of Lease between ARE-QRS CORP. and MedImmune, Inc. effective August 1, 1998.

10.95(20)(2)      Research and Assignment and License Agreement, dated as of
                  February 24, 1999 by and between IXSYS, Inc. and MedImmune,
                  Inc.

10.96(20)(2)      License Agreement, dated as of February 24, 1999 by and
                  between IXSYS, Inc. and MedImmune, Inc.

10.97(20)(2)      Selection Agreement, dated as of February 24, 1999 by and
                  between IXSYS, Inc. and MedImmune, Inc.

10.98(20)(2)      Stock Purchase Agreement, dated as of February 24, 1999 by and between IXSYS, Inc. and MedImmune, Inc.

10.99(21)         Employment Agreement between Armando Anido and MedImmune, Inc.
                  effective August 30, 1999

10.100(21)        Amendment to Lease Agreement for MOR Bennington LLLP and
                  MedImmune, Inc.

10.101(2)         RSVIG Termination Agreement dated December 17, 1999 between
                  MedImmune, Inc. and Wyeth-Ayerst Pharmaceuticals, Inc.
                 ("Wyeth")

10.102            Agreement dated August 9, 1991, between U.S. Bioscience, Inc.
                  and Warner-Lambert Company, as amended by Amendment No. 1 dated December 12, 1991, Amendment No. 2 dated March 10, 1994 and Amendment No. 3 dated March 11, 1994 (incorporated by reference to Exhibit 10.01 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.103            Office Lease Agreement, dated September 1990, between U.S.
                  Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10(k) to the U.S. Bioscience, Inc. Registration Statement on Form S-1 (File No. 33-39576) filed with the Securities and Exchange Commission on March 22, 1991)

10.103(a)         Amendment No. 1, dated August 31, 1991, to Office Lease
                  Agreement between U.S. Bioscience, Inc. and Tower Bridge
                  Associates (incorporated by reference to Exhibit 10(I)(ii) to the U.S. Bioscience, Inc. Annual Report on form 10-K filed with the Securities and Exchange Commission on March 27, 1992)

10.103(b)         Addendum, dated April 8, 1992, to Amendment No. 1 of Office
                  Lease Agreement between U.S. Bioscience and Tower Bridge
                  Associates (incorporated by reference to Exhibit 10.2.2 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)

10.103(c)         Amendment No. 2, dated June 30, 1995, to Office Lease
                  Agreement between U.S. Bioscience, Inc. and Tower Bridge
                  Associates (incorporated by reference to Exhibit 10.2.3 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1996)

                                       E6

10.103(d)         Amendment No. 3, dated May 12, 1998, to Office Lease Agreement between U.S. Bioscience and Tower Bridge Associates
                  (incorporated by reference to Exhibit 10.2.3.1 to the U.S.
                  Bioscience, Inc. Quarterly Report on Form 10-Q filed with the
                  Securities and Exchange Commission on July 31, 1998)

10.104 Lease Agreement, dated June 15, 1992, between U.S. Bioscience, Inc. and Pickering Acquisition Associates (incorporated by reference to Exhibit 10.3 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)

10.104(a)         Amendment No. 1, dated March 17, 1993, to Lease Agreement
                  between the U.S. Bioscience, Inc. and Pickering Acquisition
                  Associates (incorporated by reference to Exhibit 10.3.1 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)

10.104(b)         Second Amendment to Lease Agreement between U.S. Bioscience and Pickering Acquisition Associates dated February 8, 1995
                  (incorporated by reference to Exhibit 10.3.2 to the U.S.
                  Bioscience, Inc. Annual Report on Form 10-K filed with the
                  Securities and Exchange Commission on March 28, 1995)

10.104(c)         Third Amendment to Lease Agreement between U.S. Bioscience,
                  Inc. and Pickering Associates dated October 12, 1995
                  (incorporated by reference to Exhibit 10.3.3 to the U.S.
                  Bioscience, Inc. Annual Report on Form 10-K filed with the
                  Securities and Exchange Commission on March 20, 1998)

10.104(d)         Fourth Amendment to Lease Agreement between U.S. Bioscience,
                  Inc. and Pickering Acquisition Associates dated January 20,
                  1998 (incorporated by reference to Exhibit 10.3.4 to the U.S.
                  Bioscience, Inc. Annual Report on Form 10-K filed with the
                  Securities and Exchange Commission on March 20, 1998)

10.105 License Agreement Dated January 30, 1995 between Registrant and National Institutes of Health (incorporated by reference to Exhibit 10.6 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.106 Agreement for Assignment of Rights, dated January 8, 1988, between U.S. Bioscience, Inc. and Wyeth Laboratories, Inc. (incorporated by reference to Exhibit 10.18 to the U.S. Bioscience, Inc. Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 21, 1989)

10.107 Amended and Restated License Agreement, effective as of May 1, 1993, between U.S. Bioscience, Inc. and Southern Research Institute (incorporated by reference to Exhibit 10.8 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

                                       E7

10.108            Agreement, dated as of November 25, 1988, between U.S.
                  Bioscience, Inc. and Warner-Lambert Company (incorporated by reference to Exhibit 10.23 to the U.S. Bioscience, Inc. Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 21, 1989)

10.108(a)         Amendment No. 1, dated March 13, 1992 to Agreement dated as of
                  November 25, 1988, between U.S. Bioscience, Inc. and
                  Warner-Lambert Company (incorporated by reference to Exhibit
                  10(o)(ii) to the U.S. Bioscience, Inc. Annual Report on Form
                  10-K filed with the Securities and Exchange Commission on March 27, 1992)

10.109            Agreement, dated as of January 1, 1995, between U.S.
                  Bioscience, Inc. and Applied Analytical Industries, Inc. (incorporated by reference to Exhibit 10.11 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange commission on March 28, 1995)

10.109(a)         Amendment, dated April 12, 1995, to Agreement dated January
                  1995 between U.S. Bioscience, Inc. and Applied Analytical
                  Industries, Inc. (incorporated by reference to Exhibit 10.11 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21,
                  1997).

10.109(b)         Second Amendment, dated May 6, 1996 to Agreement dated January
                  1, 1995 between U.S. Bioscience, Inc. and Applied Analytical
                  Industries, Inc. (incorporated by reference to Exhibit 10.11.2 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.110            Agreement, dated as of September 23, 1993, between U.S.
                  Bioscience, Inc. and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.12 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.110(a)         Amendment, dated April 11, 1995, to Agreement dated September
                  23, 1993 between U.S. Bioscience, Inc. and Ben Venue
                  Laboratories, Inc. (incorporated by reference to Exhibit
                  10.12.1 to the U.S. Bioscience, Inc. Annual Report on Form
                  10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.110(b)         Amendment, dated December 12, 1995, to Agreement dated
                  September 23, 1993 between U.S. Bioscience, Inc. and Ben Venue
                  Laboratories, Inc. (incorporated by reference to Exhibit
                  10.12.2 to the U.S. Bioscience, Inc. Annual Report on Form
                  10-K filed with the Securities and Exchange Commission on March 21, 1997)


                                       E8

10.111            License Agreement, dated February 14, 1992, between U.S.
                  Bioscience, Inc. and Schering Overseas Limited (incorporated by reference to Exhibit 10.14 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)

10.111(a)         Amendment dated October 15, 1993 to License Agreement between
                  U.S. Bioscience, Inc. and Schering Overseas Limited
                  (incorporated by reference to Exhibit 10.14.1 to the U.S.
                  Bioscience, Inc. Annual Report on Form 10-K filed with the
                  Securities and Exchange Commission on March 28, 1994)

10.112 Amended and restated License Agreement dated May 10, 1994 between U.S. Bioscience, Inc. and Scherico, Ltd. (incorporated by reference to Exhibit 10.15 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.113(1)         Distribution and Supply Agreement, dated as of May 10, 1993 between U.S. Bioscience, Inc. and Scherico, Ltd.
                  (incorporated by reference to Exhibit 10.16 to the U.S.
                  Bioscience, Inc. Annual Report on Form 10-K filed with the
                  Securities and Exchange Commission on March 28, 1995)

10.113(a)(1)      Amendment to Distribution and Supply Agreement, dated as
                  of August 31, 1996 between U.S. Bioscience, Inc. and
                  Scherico, Ltd. (incorporated by reference to Exhibit 10.16.1 to the U.S. Bioscience, Inc. Current Report on Form 8-K/A dated September 19, 1996 filed with the Securities and Exchange Commission on December 19, 1996)

10.114 Agreement, dated as of March 10, 1994 between U.S. Bioscience, Inc. and Sipsy S.A. (incorporated by reference to Exhibit
                  10.17 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28,
                  1994)

10.115            License Agreement, effective November 28, 1990 between U.S.
                  Bioscience, Inc. and National Technical Information Service (incorporated by reference to Exhibit 10.18 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.116 (1)        Ethyol (Amifostine) Distribution and Marketing Collaboration
                  Agreement between U.S. Bioscience, Inc. and ALZA Corporation dated December 12, 1995 (incorporated by reference to Exhibit
                  5 to the U.S. Bioscience, Inc. Current Report on Form 8-K dated December 22, 1995)


                                       E9

10.116(a)        Amendment No. 2 to distribution and Marketing Collaboration
                  Agreement between U.S. Bioscience, Inc. and ALZA Corporation dated as of February 3, 1997 (incorporated by reference to Exhibit 10.25.2 to the U.S. Bioscience, Inc. Current Report on Form 8-K dated February 3, 1997)

10.117 License Agreement between U.S. Bioscience, Inc. and Scherico, Ltd. dated as of November 6, 1997 (incorporated by reference to Exhibit 10.27 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.117(a)        Amendment No. 1 to License Agreement dated as of November 6,
                  1997 between U.S. Bioscience, Inc. and Scherico, Ltd. (incorporated by reference to Exhibit 10.27.1 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.118 Agreement between U.S. Bioscience, Inc. and Philip S. Schein, M.D. dated as of March 10, 1998 (incorporated by reference to Exhibit 10.28.1 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.119(23)        Agreement and Plan of Merger dated as of September 21, 1999 among MedImmune, Inc. and Marlin Merger Sub Inc. and U. S.
                  BioScience, Inc.

23.1              Consent of PricewaterhouseCoopers LLP

23.2              Opinion of Ernst & Young LLP

23.3              Consent of Ernst & Young LLP

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

                                       E10

(9) Incorporated by reference to exhibit filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(10)                Incorporated by reference to exhibit filed in connection
                    September 30, 1995.

(11) Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31, 1994.

(12) Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31,1995.

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

(17) Incorporated by reference to exhibit filed with the Company's annual Report on Form 10K for December 31, 1997.

(18) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

(19) Incorporated by reference to Exhibit 99.2 filed with the Company's Registration Statement on Form 8A/A, filed with the Securities and Exchange Commission on December 1, 1998.

(20) Incorporated by reference to exhibit filed in connection with the Company'sQuarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(21) Incorporated by reference to exhibit filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(22) Incorporated by reference to exhibit filed with the Company's annual Report on Form 10K for December 31, 1998.

(23) Incorporated by reference to exhibit filed on Form S-4 filed on October 12, 1999.



                                       E11