Form 10-Q
period 2000-03-31
MEDIMMUNE INC /DE
filed 2000-05-15
CIK 873591

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

-------------------------------------------------------------------------------


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2000, 69,554,994 shares of Common Stock, par value $0.01 per share, were outstanding.

                                 MEDIMMUNE, INC.
                               INDEX TO FORM 10-Q



Part I   Financial Information                                                                            Page

         Item 1.   Consolidated Financial Statements

                           Consolidated Balance Sheets                                                     1-2
                           Consolidated Statements of Operations                                             3
                           Condensed Consolidated Statements of Cash Flows                                   4
                           Notes to Consolidated Financial Statements                                      5-7

         Item 2.     Management's Discussion and Analysis of  Financial Condition
                     and Results of Operations                                                            8-10

Part II   Other Information                                                                                 11

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

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K


         Synagis, CytoGam, Ethyol, RespiGam, NeuTrexin, and Hexalen are registered trademarks of the Company.



ITEM 1.  FINANCIAL STATEMENTS


                                 MEDIMMUNE, INC.
                           CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)


                                                     March 31,         December 31,
                                                       2000               1999
                                                   ------------        ------------
ASSETS:                                            (Unaudited)

  Cash and cash equivalents                          $104,294           $ 36,570
  Marketable securities                               319,454            214,750
  Trade receivables, net                               70,763             86,894
  Inventory, net                                       25,282             31,777
  Deferred tax assets                                  25,111             23,132
  Other current assets                                  9,705              8,715
                                                     --------           --------
  Total Current Assets                                554,609            401,838

  Property and equipment, net                          87,620             87,452
  Deferred tax assets                                 162,490            128,990

  Marketable securities                                28,625             19,074
  Other assets                                         12,881             11,070
                                                     --------           --------
   Total Assets                                      $846,225           $648,424
                                                     ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                   $  1,880           $  2,995
  Accrued expenses                                     89,557             65,300
  Product royalties payable                            25,432             28,527
  Other current liabilities                             2,121              2,130
                                                     --------           --------
  Total Current Liabilities                           118,990             98,952
  Long-term debt                                       10,194             10,366
  Other liabilities                                     2,009              2,027
                                                     --------           --------
  Total Liabilities                                   131,193            111,345
                                                     --------           --------
  Commitments and Contingencies






SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
  5,524,525 shares; none issued or outstanding           --                 --
  Common stock, $.01 par value; authorized
  120,000,000 shares; issued and outstanding
  69,554,994 at March 31, 2000 and
  67,946,778 at December 31, 1999                         696                679
  Paid-in capital                                     774,422            656,244
  Accumulated deficit                                 (60,254)          (118,241)
Accumulated other comprehensive income (loss)             168             (1,603)
                                                     --------           --------
  Total Shareholders' Equity                          715,032            537,079
                                                     --------           --------
  Total Liabilities and Shareholders' Equity         $846,225           $648,424
                                                     ========           ========


The accompanying notes are an integral part of these financial statements.

                                 MEDIMMUNE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(in thousands except per share data)


                                                              For the
                                                        three months ended
                                                             March  31,
                                                       2000               1999
                                                    ---------          ---------

Revenues:
   Product sales                                     $195,776           $133,414
   Other revenue                                        2,565              2,039
                                                     --------           --------
   Total revenues                                     198,341            135,453
                                                     --------           --------
Costs and Expenses:
   Cost of sales                                       45,028             32,882
   Research and  development                           15,493             13,766
   Selling, administrative and general                 50,673             40,925
   Other operating expenses                             2,292              5,868
                                                     --------           --------
     Total expenses                                   113,486             93,441
                                                     --------           --------
Operating income                                       84,855             42,012
     Interest income                                    5,182              2,837
     Interest expense                                    (123)              (958)
                                                     --------           --------
 Income before income taxes                            89,914             43,891
 Provision for income taxes                            31,927             18,178
                                                     --------           --------
   Net earnings                                      $ 57,987           $ 25,713
                                                     ========           ========
   Basic earnings per share                          $   0.84           $   0.44
                                                     ========           ========
Shares used in calculation of basic earnings per
share                                                  68,636             59,080
                                                     ========           ========
Diluted earnings per share                           $   0.80           $   0.38
                                                     ========           ========
Shares used in calculation of diluted earnings
per share                                              72,907             69,455
                                                     ========           ========


The accompanying notes are an integral part of these financial statements.

                                 MEDIMMUNE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(in thousands)


                                                               For the
                                                         Three Months Ended
                                                              March  31,
                                                          2000               1999
                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                        $ 57,987           $ 25,713
   Noncash items:
     Deferred taxes                                      31,927             18,103
     Depreciation and amortization                        1,691              1,087
     Amortization of premium on marketable securities      (312)              (348)
     Change in allowances for trade accounts receivable   1,143             (6,722)
     Other                                                 (187)              (657)
     Other changes in assets and liabilities             39,126             19,279
                                                       --------           --------
          Net cash provided by operating activities     131,375             56,455
                                                       --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in marketable securities                   (112,171)           (69,866)
   Capital expenditures                                  (2,109)            (1,719)
   Investment in strategic alliance                        --               (6,350)
                                                       --------           --------
          Net cash used in investing activities        (114,280)           (77,935)
                                                       --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock
           and exercise of stock options                 50,787             28,513
    Decrease in long-term debt                             (143)            (2,543)
                                                       --------           --------
          Net cash provided by financing activities      50,644             25,970
                                                       --------           --------
    Effect of exchange rate changes on cash                 (15)              (115)
    Net increase in cash and cash equivalents            67,724              4,375
    Cash and cash equivalents at beginning of period     36,570             44,730
                                                       --------           --------
    Cash and cash equivalents at end of period         $104,294           $ 49,105
                                                       ========           ========


The accompanying notes are an integral part of these financial statements.

                                 MEDIMMUNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows of MedImmune, Inc. and its subsidiaries ("the Company"). The financial results of the first quarter may not be indicative of the financial results reported for the full year.

INVENTORY
Inventory, net of reserves, is comprised of the following (in thousands):


                                                 March 31,    December 31,
                                                   2000          1999
                                                ----------    ------------

     Raw Materials                               $ 12,009       $ 11,502
     Work in Process                               14,160         15,129
     Finished Goods                                 5,164          9,365
                                                 --------       --------
                                                   31,333         35,996
     Less noncurrent                               (6,051)        (4,219)
                                                 --------       --------
                                                 $ 25,282       $ 31,777
                                                 ========       ========


The Company has purchased plasma and other raw materials for use in production of CytoGam in the Company's Frederick manufacturing facility, which is subject to U.S. Food and Drug Administration ("FDA") licensure and approval. Due to the uncertainty surrounding the likelihood and timing of FDA approval, this inventory has been classified as noncurrent in the accompanying balance sheet.

As a result of the June 1998 FDA approval of Synagis and the market acceptance of Synagis, the Company reserved approximately $9.2 million against its RespiGam inventory as minimal product sales were expected to result from this inventory in the foreseeable future. RespiGam reserve balances at March 31, 2000 and December 31, 1999 were $4.4 million and $5.8 million, respectively.

Finished goods at March 31, 2000 and December 31, 1999 include approximately $1.4 million and $1.7 million, respectively, of by-products that result from the production of the Company's principal products at one of its contract manufacturers and are held for resale. As of March 31, 2000, minimal sales of these by-products have occurred. The March 31, 2000 and December 31, 1999 balances are net of a reserve of $1.7 million and $1.7 million, respectively.

EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of convertible debt is measured using the "if converted" method. The dilutive effect of stock options is measured using the treasury stock method. Common stock equivalents are not included in periods where there is a loss as they are anti-dilutive. The following is a reconciliation of the numerator and denominator of the diluted EPS computation for the periods reported.


                                                   Three Months             Three  Months
                                               Ended March 31, 2000     Ended March 31, 1999
                                               --------------------     --------------------

Numerator:
Net earnings                                         $ 57,987                $ 25,713
Interest on 7% convertible notes, net of
amounts capitalized and related taxes                    --                       358
                                                     --------                --------
Numerator for diluted EPS                            $ 57,987                $ 26,071
                                                     ========                ========
Denominator:
Weighted average shares outstanding                    68,636                  59,080
Effect of dilutive securities:
Stock options                                           4,271                   4,277
7% convertible notes                                     --                     6,098
                                                     --------                --------
Denominator for diluted EPS                            72,907                  69,455
                                                     ========                ========


Options to purchase 1,461,095 shares of common stock with prices from $169.00 to $203.94 per share were outstanding in the first quarter of 2000 and options to purchase 1,765,353 shares of common stock with prices from $53.33 to $201.33 per share were outstanding in the first quarter of 1999; these shares were not included in the computation of diluted earnings per share because they were anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The Company will adopt SFAS No. 133 by January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a material effect on the earnings or financial position of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to certain revenue transactions in financial statements. Implementation of the SAB is required in the second quarter of 2000. The SAB addresses the revenue recognition for nonrefundable fees received upon entering into contractual arrangements and milestone fees received upon the occurrence of certain events. The Company is still evaluating the impact of the SAB on its financial statements, and expects that the accounting for certain of its agreements may be impacted by the SAB.

COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments, and unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended March 31, 2000 was $59.8 million versus $25.4 million for the comparable period in 1999.

RESTATEMENTS

In November 1999, the Company completed a merger with U.S. Bioscience, Inc., which was accounted for as a pooling-of-interests. Accordingly, the financial statements and related notes presented herein have been restated for all periods to include the accounts and operations of U.S. Bioscience, Inc. Prior year amounts have been reclassified to conform with the current presentation.

LEGAL PROCEEDINGS

In 1998, MediGene AG initiated a legal action against Loyola University of Chicago and the Company in the U.S. District Court for the Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the Company with an alleged prospective business relationship between MediGene and Loyola. The claims relate to human papillomavirus vaccine technology covered by contracts between MediGene and the Company and by a license agreement from Loyola to the Company, under which the Company granted a sublicense to SmithKline Beecham. MediGene claims monetary damages from the Company and ownership of the patents in question, as well as rescission of the Company's license agreement from Loyola or rights as a third-party beneficiary thereof.

The Company intends to continue to defend vigorously its position against these claims. After consultation with its counsel, the Company believes that, while the matter is not free from doubt, it has meritorious defenses. The Company also believes that the outcome of this dispute is unlikely to have a material adverse effect on its financial position.

ITEM 2.
                                 MEDIMMUNE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999


          ----------------------------------------------------------------------------

          PRODUCT SALES (IN  MILLIONS)                      2000            1999

          ----------------------------------------------------------------------------
          Synagis                                          $176.2          $116.2
          ----------------------------------------------------------------------------
          CytoGam                                            10.0             9.7
          ----------------------------------------------------------------------------
          Ethyol                                              5.0             4.8
          ----------------------------------------------------------------------------
          Other Products                                      4.6             2.7
          ----------------------------------------------------------------------------
          TOTAL                                            $195.8          $133.4
          ----------------------------------------------------------------------------


Product sales increased 47% to $195.8 million in first quarter 2000 versus $133.4 million in first quarter 1999, principally due to increased sales of Synagis. Synagis sales increased 52% to $176.2 million for the first quarter of 2000, and included $4.5 million of international sales to Abbott Laboratories ("Abbott"), compared to first quarter 1999 sales of $116.2 million, including $1.5 million of international sales to Abbott. Abbott is the Company's exclusive distributor of Synagis outside of the United States. The terms of the Company's agreement with Abbott provide for the Company to receive 40 to 50 percent of end user sales. The Company initially recognizes sales to Abbott when Synagis is shipped to Abbott based on a contractual, guaranteed transfer price; this amount approximates 60 to 75 percent of the total sales revenue expected to be received for each vial. Following the end of each quarter, Abbott remits to the Company a report detailing end user sales by Abbott for the quarter and the Company recognizes revenue for the additional amount due in excess of the transfer price and up to 40 to 50 percent of the end user selling price. Total Synagis sales to date for the 1999/2000 respiratory syncytial virus ("RSV") season are $351.7 million versus $226.0 million for the 1998/1999 RSV season. CytoGam sales increased 3% to $10.0 million in the first quarter of 2000 from $9.7 million in the first quarter of 1999, reflecting a 51% increase in domestic units sold and a 5% price increase, offset by a 94% decrease in international units sold. International units are sold at a lower price than domestic units. The Company believes that a portion of the CytoGam sales that occurred in both periods were as a result of product substitution occurring because of the worldwide shortage of standard IVIG products. The duration of this shortage and continued impact, if any, on product sales cannot be determined at this time. The Company is aware that certain state Medicaid agencies have begun to limit reimbursement of CytoGam as a substitute for IVIG products. Sales of Ethyol to the Company's domestic and international distribution partners increased 3% in the first quarter 2000 to $5.0 million, as compared to $4.8 million in the 1999 quarter. The increase results from a 10% higher price per vial paid to the Company by its partners for the Company's percentage of end user sales, offset by a 6% decrease in units sold to the distributors. Other product sales of $4.6 million in the 2000 quarter compared to $2.7 million in the 1999 period. Other revenues in the 2000 first quarter of $2.6 million increased from $2.0 million in the 1999 quarter, and consists primarily of research funding from SmithKline Beecham ("SKB") for development of a human papillomavirus vaccine.

Cost of sales in first quarter 2000 increased 37% to $45.0 million from $32.9 million in first quarter 1999. Gross margin of 77% in the 2000 quarter compared to 75% in the 1999 quarter, reflecting an increase in the product mix towards Synagis, which comprised 90% of the Company's product sales in first quarter 2000, versus 87% in first quarter 1999. Synagis has a higher gross margin than the Company's other products.

Research, development and clinical spending increased 13% to $15.5 million in the first quarter of 2000 from $13.8 million in the first quarter of 1999. This increase is a result of higher expenditures on the Company's clinical trials with Synagis in infants with congenital heart disease and the Company's human papillomavirus vaccine trials, as well as increased infrastructure costs needed to support the number of ongoing clinical trials. Clinical spending is expected to increase in the coming quarters as the Company moves more of its product candidates into the clinic and expands trials on products already in the clinic.

Selling, administrative and general expenses increased to $50.7 million in this year's quarter from $40.9 million in the 1999 quarter, an increase of 24%. Expenses in first quarter 2000 include increased wage and related expenses as well as increased co-promotion expense to the Ross Products Division of Abbott Laboratories for the promotion of Synagis in the United States. Co-promotion expense increases as net domestic Synagis sales increase. As a percentage of product sales, SG&A expense decreased to 26% in the 2000 quarter from 31% in the 1999 quarter.

Other operating expenses of $2.3 million in the 2000 period decreased from $5.9 million in the 1999 period. Charges in both periods include start-up costs at the Company's manufacturing facility in Frederick, Maryland. Charges in the 2000 period reflect manufacturing start-up costs for the portion of the Company's Frederick Manufacturing Center ("FMC") relating to the production of CytoGam, while the 1999 period reflects start-up costs at the FMC for Synagis and CytoGam. The Company received FDA approval in December 1999 for the production of Synagis at the FMC. In March of 2000, the Company filed an application for FDA approval relating to a portion of the production of CytoGam at the FMC. There can be no assurances that the necessary approval will be obtained in a timely fashion or at all.

Interest income of $5.2 million was earned in the 2000 first quarter, compared to $2.8 million in the first quarter of 1999, reflecting higher cash balances available for investment, and an increase in interest rates which improved the overall portfolio yield. Interest expense of $0.1 million and $1.0 million was incurred in the 2000 and 1999 quarters, respectively. Interest expense in the 1999 quarter reflects primarily interest due on the Company's convertible debt, net of capitalized interest. The debt was converted to common stock during 1999.

The Company recorded a provision for income taxes of $31.9 million in the 2000 quarter, resulting in an effective rate of 35.5%. The variation from the statutory rate is principally due to tax credits for research and development expenditures, credits earned for Orphan Drug status of certain research and development expenses, and the impact of the Company's effective state tax rates. The Company expects that its effective tax rate for the remainder of 2000 will approximate the first quarter rate.

Net earnings in the first quarter of 2000 was $58.0 million, or $0.84 basic and $0.80 diluted net earnings per share. Shares used in computing basic and diluted net earnings per share were 68.6 million and 72.9 million, respectively. Net earnings for the first quarter of 1999 was $25.7 million, or $0.44 basic and $0.38 diluted net earnings per share. Shares used in computing the first quarter 1999 net earnings per share were 59.1 million and 69.5 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at March 31, 2000 were $452.4 million compared to $270.4 million at December 31, 1999. Working capital increased to $435.6 million at March 31, 2000 versus $302.9 million at December 31, 1999. Net cash provided by operating activities in the three months ended March 31, 2000 was $131.4 million, reflecting net income for the period and decreases in accounts receivable, partially offset by increases in accrued expenses, primarily as a result of amounts due to Abbott for co-promotion of Synagis. Outflows for investing activities included capital expenditures of $2.1 million, net of capitalized interest, and increases in investments of $112.2 million for the three months ended March 2000. During the three months ended March 31, 2000, stock option exercises provided $50.8 million of cash, compared to $8.5 million in the 1999 quarter. The 1999 quarter also included a private placement transaction of 403,000 shares of common stock issued for net proceeds to the Company of $20.0 million.

The Company's existing funds at March 31, 2000, together with funds expected to be generated from product sales and investment income, are expected to provide sufficient liquidity to meet the anticipated needs of the business for the foreseeable future, absent the occurrence of any unforeseen events.


                              --------------------


THIS QUARTERLY REPORT MAY CONTAIN, IN ADDITION TO HISTORICAL INFORMATION, CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, AND ARE BASED ON CERTAIN ASSUMPTIONS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF A NUMBER OF FACTORS, INCLUDING RISK AND UNCERTAINTIES DISCUSSED IN THE COMPANY'S OTHER FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION. MEDIMMUNE CAUTIONS THAT RSV DISEASE OCCURS PRIMARILY DURING THE WINTER MONTHS; THE COMPANY BELIEVES ITS OPERATING RESULTS WILL REFLECT THAT SEASONALITY FOR THE FORSEEABLE FUTURE. THE COMPANY IS ALSO DEVELOPING SEVERAL PRODUCTS FOR POTENTIAL FUTURE MARKETING. THERE CAN BE NO ASSURANCE THAT SUCH DEVELOPMENT EFFORTS WILL SUCCEED, THAT SUCH PRODUCTS WILL RECEIVE REQUIRED REGULATORY CLEARANCE OR THAT, EVEN IF SUCH REGULATORY CLEARANCE WERE RECEIVED, SUCH PRODUCTS WOULD ULTIMATELY ACHIEVE COMMERICAL SUCCESS.

                                     PART II
                                OTHER INFORMATION


Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and reports on Form 8-K

           (a) Exhibits:  3.3  By-Laws, as amended

           (b) Reports on Form 8-K:


           Report Date    Event Reported
           -----------    --------------

           1/14/00        Restated Condensed Combined Financial
                          Statements to Reflect the Merger with U.S. Bioscience,
                          Inc. as a pooling-of-interests
           1/18/00        Restated Condensed Combined Financial
                          Statements to Reflect the Merger with U.S. Bioscience,
                          Inc. as a Pooling-of-Interests
           1/26/00        MedImmune Sets New Revenue and Earnings Records
           1/31/00        Restated Condensed Combined Financial
                          Statements to Reflect the Merger with U.S. Bioscience,
                          Inc. as a Pooling-of-Interests
           2/17/00        MedImmune's Board of Directors Authorizes
                          Three-for-One Stock Split


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MEDIMMUNE, INC.
                                       (Registrant)


                                   By: /s/ David M. Mott
                                       ----------------------------------
Date: May 15, 2000                     David M. Mott
                                       Vice Chairman and Chief Financial Officer