Form 10-Q
period 2000-06-30
MEDIMMUNE INC /DE
filed 2000-08-10
CIK 873591

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2000, 209,822,930 shares of Common Stock, par value $0.01 per share, were outstanding.

                                MEDIMMUNE, INC.
                               Index to Form 10-Q

Part I   Financial Information                                                                            Page

         Item 1.   Financial Statements

                           Balance Sheets                                                                  1
                           Statements of Operations                                                        3
                           Condensed Statements of Cash Flows                                              4
                           Notes to Financial Statements                                                   5-7

         Item 2.   Management's Discussion and Analysis of  Financial Condition
                   and Results of Operations                                                               8-13

Part II   Other Information                                                                               13-15

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

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K


Synagis,   CytoGam,  Ethyol,  RespiGam,   NeuTrexin,  and  Hexalen  are
registered trademarks of the Company.


ITEM 1.  FINANCIAL STATEMENTS
                                MEDIMMUNE, INC.
                           CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

                                                                                       June 30,        December 31,
                                                                                        2000              1999
                                                                                      --------          --------
ASSETS:                                                                             (Unaudited)
  Cash and cash equivalents                                                          $ 118,159          $ 36,570
  Marketable securities                                                                313,217           214,750
  Trade receivables, net                                                                   840            86,894
  Inventory, net                                                                        25,361            31,777
  Deferred tax assets                                                                   21,266            23,132
  Other current assets                                                                   9,906             8,715
                                                                                      --------          --------
  Total Current Assets                                                                 488,749           401,838

  Property and equipment, net                                                           89,101            87,452
  Deferred tax assets                                                                  189,315           128,990
  Marketable securities                                                                 17,072            19,074
  Other assets                                                                          16,924            11,070
                                                                                      --------          --------
  Total Assets                                                                        $801,161          $648,424
                                                                                      ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable, trade                                                             $  2,269           $ 2,995
  Accrued expenses                                                                      38,079            65,300
  Product royalties payable                                                             18,413            28,527
  Other current liabilities                                                              2,607             2,130
                                                                                      --------          --------
  Total Current Liabilities                                                             61,368            98,952

  Long-term debt                                                                        10,012            10,366
  Other liabilities                                                                      1,982             2,027
                                                                                      --------          --------
  Total Liabilities                                                                     73,362           111,345
                                                                                      --------          --------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
  5,524,525 shares; none issued or outstanding                                           --                 --
  Common stock, $.01 par value; authorized
  320,000,000 shares; issued and outstanding
  209,822,930 at June 30, 2000 and
  203,840,334 at December 31, 1999                                                       2,098                679
  Paid-in capital                                                                      795,129            656,244
  Accumulated deficit                                                                  (69,089)          (118,241)
  Accumulated other comprehensive loss                                                    (339)            (1,603)
                                                                                      --------           --------
  Total Shareholders' Equity                                                           727,799            537,079
                                                                                      --------           --------
  Total Liabilities and Shareholders' Equity                                          $801,161           $648,424
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


                                                      MEDIMMUNE, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

(in thousands except per share data)

                                                                     For the                             For the
                                                                Three months ended                   Six months ended
                                                                     June 30,                            June 30,
                                                              2000              1999              2000              1999
                                                             -------           -------          --------          --------
Revenues:
   Product sales                                             $25,387           $13,311          $221,163          $146,725
   Other revenue                                               4,116             5,258             6,681             7,297
                                                             -------           -------          --------          --------
   Total revenues                                             29,503            18,569           227,844           154,022
                                                             -------           -------          --------          --------
Costs and Expenses:
   Cost of sales                                              12,014             5,614            57,042            38,496
   Research and development                                   18,371            14,341            33,864            28,107
   Selling, administrative and general                        23,338            14,175            74,011            55,100
   Other operating expenses                                      692             6,016             2,984            11,884
                                                             -------           -------          --------          --------
     Total expenses                                           54,415            40,146           167,901           133,587
                                                             -------           -------          --------          --------
Operating (loss) income                                      (24,912)          (21,577)           59,943            20,435
     Interest income                                           7,935             3,309            13,117             6,146
     Interest expense                                           (120)             (929)             (243)           (1,887)
                                                             -------           -------          --------          --------
 (Loss) income before income taxes                           (17,097)          (19,197)           72,817            24,694
 (Benefit) provision for income taxes                         (8,262)          (49,916)           23,665           (31,738)
                                                             -------           -------          --------          --------
   Net (loss) earnings                                       ($8,835)         $ 30,719          $ 49,152          $ 56,432
                                                             =======           =======          ========          ========
   Basic (loss) earnings per share                           ($0.04)            $ 0.17            $ 0.24            $ 0.32
                                                             =======           =======          ========          ========
Shares used in calculation of basic (loss) earnings
per share                                                    209,139           180,184           207,529           178,721
                                                             =======           =======          ========          ========
Diluted (loss) earnings per share                            ($0.04)            $ 0.15            $ 0.22            $ 0.27
                                                             =======           =======          ========          ========
Shares used in calculation of
diluted (loss) earnings per share                            209,139           210,280           219,666           209,393

                                                             =======           =======          ========          ========


The accompanying notes are an integral part of these financial statements.

                                               MEDIMMUNE, INC.
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
(in thousands)

                                                                                               For the
                                                                                          Six months ended

                                                                                              June 30,
                                                                                      2000                1999
                                                                                    --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                      $ 49,152            $ 56,432
  Noncash items:
     Deferred taxes                                                                   23,605             (32,093)
     Depreciation and amortization                                                     3,632               2,325
     Amortization of discount on marketable securities                                  (538)               (460)
    Change in allowance for trade accounts receivable                                 (8,706)            (11,482)
     Other                                                                              (335)             (1,472)
     Other changes in assets and liabilities                                          57,899              28,929
                                                                                    --------            --------
          Net cash provided by operating activities                                  124,709              42,179
                                                                                    --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in marketable securities                                               (94,321)            (87,482)
     Capital expenditures                                                             (5,462)             (4,898)
     Investment in strategic alliance                                                  --                 (6,350)
                                                                                    --------            --------
          Net cash used in investing activities                                      (99,783)            (98,730)
                                                                                    --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock
        and exercise of stock options                                                 58,241              36,442
  Decrease in long-term debt                                                          (1,082)             (3,360)
                                                                                    --------            --------
          Net cash provided by financing activities                                   57,159              33,082
                                                                                    --------            --------
Effect of exchange rate changes on cash                                                 (496)               (174)
Net increase (decrease) in cash and cash equivalents                                  81,589             (23,643)
Cash and cash equivalents at beginning of period                                      36,570              44,730
                                                                                    --------            --------
Cash and cash equivalents at end of period                                          $118,159            $ 21,087
                                                                                    ========            ========

  The accompanying notes are an integral part of these financial statements.

                                  MEDIMMUNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

General

The financial information presented as of June 30, 2000, and for the periods ended June 30, 2000 and 1999, is unaudited. In the opinion of the Company's management, the financial information contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for an entire year or for any subsequent interim period. These consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

Inventory

Inventory, net of reserves, is comprised of the following (in thousands):

                                June 30,                          December 31,
                                  2000                               1999
                                --------                            -------
          Raw Materials          $11,330                            $11,502
          Work in Process         19,966                             15,129
          Finished Goods           4,176                              9,365
                                --------                            -------
                                  35,472                             35,996
          Less noncurrent        (10,111)                            (4,219)
                                --------                            -------
                                 $25,361                            $31,777
                                ========                            =======

The Company has purchased plasma and other raw materials for use in production of CytoGam in the Company's Frederick manufacturing facility ("FMC"), which is subject to U.S. Food and Drug Administration ("FDA") licensure and approval. The Company filed an application in March 2000 for FDA approval relating to a portion of production of CytoGam at the FMC. Due to the uncertainty surrounding the likelihood and timing of FDA approval, this inventory has been classified as noncurrent in the accompanying balance sheet.

Finished goods at June 30, 2000 and December 31, 1999 include approximately $2.1 million and $1.8 million, respectively, of by-products that result from the production of the Company's principal products and are held for resale. As of June 30, 2000, minimal sales of these by-products have occurred. The June 30, 2000 and December 31, 1999 finished goods balances are net of reserves of $1.5 million and $1.7 million, respectively.

Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of stock options is measured using the treasury stock method. Common stock equivalents are not included in periods where there is a loss as they are anti-dilutive. The following is a reconciliation of the numerator and denominator of the diluted EPS computation for the three and six-month periods ended June 30, 2000 and 1999.

                                                              Three months ended                   Six months ended
                                                                    June 30,                            June 30,
                                                             2000               1999              2000              1999
                                                            -------            -------           -------          -------
Numerator:
Net (loss) earnings                                         $(8,835)           $30,719           $49,152          $56,432
Interest on 7% convertible notes, net of
      amounts capitalized and related taxes                   --                   361             --                 720
                                                            -------            -------           -------          -------
Numerator for diluted EPS                                   $(8,835)           $31,080           $49,152          $57,152
                                                            =======            =======           =======          =======
Denominator:
Weighted average shares outstanding                         209,139            180,184           207,529          178,721
Effect of dilutive securities:
      Stock options                                           --                11,803            12,137           12,379
      7% convertible notes                                    --                18,293             --              18,293
                                                            -------            -------           -------          -------
 Denominator for diluted EPS                                209,139            210,280           219,666          209,393
                                                            =======            =======           =======          =======

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

                                        Three months ended               Six months ended                Six months ended
                                          June 30, 1999                   June 30, 2000                   June 30, 1999
                                   ----------------------------    ----------------------------    ----------------------------
Price range of stock options:

$20.42 to $67.11                            1,536,066
$57.50 to $77.31                                                            4,663,075
$19.44 to $67.11                                                                                            1,851,441


On February 17, 2000 the Company's Board of Directors declared a three-for-one stock split to be effected in the form of a 200% stock dividend. The stock dividend was paid on June 2, 2000 to shareholders of record at the close of business on May 18, 2000. All references to number of shares and per share amounts for the periods presented in the financial statements have been restated to give effect for the stock split.

Income Tax Provision

Income tax benefit as a percentage of pre-tax income for the six months ended June 30, 2000 was 32.5%. During the quarter ended June 30, 2000, the Company recognized increased credits for research and development expenditures and credits earned for Orphan Drug status of certain research and development expenses. The Company realized a tax benefit of $31.7 million for the six months ended June 30, 1999, which included $41.0 million related to the reversal of valuation allowances of deferred tax assets for U.S. Bioscience.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive income
(loss) for the three months ended June 30, 2000 and 1999 was ($9.3) million and $30.4 million, respectively. Comprehensive income for the six months ended June 30, 2000 and June 30, 1999 was $50.4 million and $55.9 million, respectively.

Legal Proceedings

In 1998, MediGene AG initiated a legal action against Loyola University of Chicago and the Company in the U.S. District Court for the Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the Company with an alleged prospective business relationship between MediGene and Loyola. The claims relate to human papillomavirus vaccine technology allegedly covered by contracts between MediGene and the Company and by a license agreement from Loyola to the Company, under which the Company granted a sublicense to SmithKline Beecham. MediGene claims monetary damages from the Company and ownership of the patents in question, as well as rescission of the Company's license agreement from Loyola or rights as a third-party beneficiary thereof.

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

In December 1999, the  Securities and Exchange  Commission  ("SEC") issued Staff
Accounting Bulletin ("SAB") No. 101. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to certain revenue transactions in financial statements. The SAB addresses the revenue recognition for nonrefundable fees received upon entering into contractual arrangements and milestone fees received upon the occurrence of certain events. In June 2000 the SEC delayed the required implementation date of the SAB to the fourth calendar quarter of 2000. The Company is still evaluating the impact of the SAB on its financial statements, and expects that the accounting for certain of its agreements may be impacted by the SAB.

Restatements

In November 1999, the Company completed a merger with U.S. Bioscience, Inc., which was accounted for as a pooling-of-interests. Accordingly, the financial statements and related notes presented herein have been restated for all periods to include the accounts and operations of U.S. Bioscience, Inc. In addition, all share and per share amounts have been restated to give effect for the three-for-one stock split on June 2, 2000.

ITEM 2.

                                MEDIMMUNE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MedImmune, Inc. (together with its subsidiaries, "the Company"), is a biotechnology company headquartered in Gaithersburg, Maryland with six products currently on the market and a diverse product development portfolio. The Company is focused on using advances in immunology and other biological sciences to develop important new products that address significant medical needs in areas such as infectious diseases, immune regulation and oncology. The Company derives its revenues through sales of its products currently on the market, licensing of its products and corporate funding agreements to create and develop new products.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         Product sales (in millions)       2000              1999

         Synagis                           $7.3              $1.3

         CytoGam                            9.5               5.5

         Ethyol                             6.4               3.8

         Other products                     2.2               2.7
                                          -----             -----
         Total                            $25.4             $13.3
                                          =====             =====

Second quarter 2000 product sales grew 91% over the prior year, reflecting increased sales in all major product lines. Sales of Synagis, the Company's primary product, increased 464% from $1.3 million in the quarter ended June 30, 1999 to $7.3 million in the quarter ended June 30, 2000. The increase results from higher demand in both the domestic and international markets and reflects growth in unit sales of 722% and 47%, respectively. International sales to Abbott Laboratories, the Company's exclusive distributor of Synagis outside of the United States, were $2.6 million in the 2000 quarter versus $0.7 million in the 1999 quarter. The terms of the Company's agreement with Abbott provide for the Company to receive 40 to 50 percent of end-user sales. The Company initially recognizes sales to Abbott when Synagis is shipped to Abbott based on a contractual, guaranteed transfer price; this amount approximates 60 to 75 percent of the total sales revenue to be expected for each vial. Following the end of each quarter, Abbott remits to the Company a report detailing end-user sales by Abbott for the quarter and the Company recognizes revenue for the additional amount due in excess of the transfer price and up to 40 to 50 percent of the end-user selling price.

Greater demand and a 7% domestic price increase in April 2000 caused CytoGam sales to grow 73% to $9.5 million in the second quarter of 2000 from $5.5 million in the second quarter of 1999. An 85% increase in domestic units sold was offset by a decrease in international units sold of 34%. International units are sold at a lower price than domestic units. The Company believes that a portion of the CytoGam sales that occurred in both periods were as a result of product substitution occurring because of the worldwide shortage of standard IVIG products. The duration of this shortage and continued impact, if any, on product sales cannot be determined at this time. In addition, the Company is aware that certain Medicaid agencies have begun to limit or discontinue reimbursement of CytoGam as a substitute for IVIG products. This could adversely impact the Company's sales of CytoGam.

Sales of Ethyol to the Company's domestic and international distribution partners grew 69% in the second quarter of 2000 to $6.4 million, as compared to $3.8 million in the 1999 quarter. The increase results from a 105% increase in vials sold, offset by a lower net average per vial price paid to the Company primarily as a result of higher sales allowances.

Other product sales for the 2000 quarter were $2.2 million versus $2.7 million for the 1999 quarter. Other revenues in the 2000 second quarter of $4.1 million consist primarily of research funding from SmithKline Beecham ("SKB") for development of a human papillomavirus vaccine and royalty income due from Alza Corporation ("Alza") in accordance with the terms of the Ethyol distribution agreement. Other revenues in the 1999 second quarter of $5.3 million include research funding from SKB as well as a $3.0 million milestone payment from Schering-Plough Corporation relating to achievement of a European milestone for Ethyol.

Cost of sales in the second quarter of 2000 increased 114% to $12.0 million from $5.6 million in the second quarter of 1999. Gross margin was 53% for the 2000 quarter, as compared to 58% for the 1999 quarter. The decrease in margins for 2000 is primarily due to the write-off of several lots of Synagis, as a result of a contamination in the manufacturing process at the FMC. The Company received FDA approval to manufacture Synagis at the FMC in December 1999.

Research, development and clinical spending increased 28% to $18.4 million in the second quarter of 2000 from $14.3 in the second quarter of 1999. This increase is a result of higher expenditures on the Company's clinical trials. The Company is currently administering multiple trials for its products, primarily including: Synagis in infants with congenital heart disease, human papillomavirus vaccine trials, and several trials using MEDI-507. In addition, the Company has experienced increased infrastructure costs needed to support the growing number of ongoing clinical trials. Clinical spending is expected to increase in the coming quarters as the Company moves more of its product candidates into the clinic and expands trials on products already in the clinic.

Selling, administrative and general ("SG&A") expenses grew to $23.3 million in this year's quarter from $14.2 million in the 1999 quarter, an increase of 65%. Expenses in the second quarter of 2000 include increased wage and related expenses to expand marketing and sales activities, as well as increased co-promotion expense to the Ross Products Division of Abbott Laboratories ("Ross") for the promotion of Synagis in the United States. Co-promotion expenses increase as net domestic Synagis sales increase. Sales and marketing expenses are expected to increase in the coming quarters, as the Company recently expanded its sales force in an effort to continue to increase product sales. In the second quarter of 2000, the Company expensed $1.0 million of preliminary engineering and design costs relating to a proposed expansion of the FMC. The proposed expansion has been put on hold pending results of the Company's efforts to improve Synagis manufacturing yields. Also contributing to the increase in SG&A expenses were one-time legal costs, including the previously disclosed matter with MediGene AG.

Other operating expenses of $0.7 million in the 2000 period decreased from $6.0 million in the 1999 period. Charges in both periods include start-up costs for the FMC. Charges in the 2000 period reflect manufacturing start-up costs for the portion of the FMC relating to the production of CytoGam, while the 1999 period reflects start-up costs at the FMC for Synagis and CytoGam. The Company received FDA approval in December 1999 for the production of Synagis at the FMC and in March 2000, the Company filed an application for FDA approval relating to a portion of production of CytoGam at the FMC.

There can be no assurances that the necessary approval will be obtained in a timely fashion or at all. Other operating expenses are expected to continue for the foreseeable future, until the FMC is being fully utilized for its intended purpose.

Interest income of $7.9 million was earned in the 2000 second quarter, compared to $3.3 million in the 1999 second quarter, reflecting higher cash balances available for investment, and an increase in interest rates which improved the overall portfolio yield. Interest expense of $0.9 million in 1999 primarily reflects interest due on the Company's convertible debt, net of capitalized interest. The debt was converted to common stock during 1999.

The Company recorded an income tax benefit of $8.3 million for the second quarter of 2000, resulting in an effective rate of 32.5% for the six month period. The 2000 quarter includes a tax benefit for the quarter-to-date net loss and increased credits taken for research and development expenditures and credits earned for Orphan Drug status of certain research and development expenses. The second quarter 2000 tax benefit compares to a tax benefit of $50.0 million for the second quarter of 1999. The tax benefit for 1999 includes the reversal of $41.0 million of valuation allowances of deferred tax assets for U.S. Bioscience.

Net loss for the second quarter of 2000 was $8.8 million, or $0.04 per share. Shares used in computing net loss per share were 209.1 million. Net earnings for the second quarter of 1999 were $30.7 million, or $0.17 basic and $0.15 diluted net earnings per share. Shares used in computing the 1999 second quarter basic and diluted earnings per share were 180.2 million and 210.3 million, respectively.

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

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Product sales (in millions)           2000              1999

         Synagis                              $183.6            $117.5

         CytoGam                                19.6              15.2

         Ethyol                                 11.4               8.6

         Other products                          6.6               5.4
                                              ------            ------
         Total                                $221.2            $146.7
                                              ======            ======

Product sales grew 51% to $221.2 million in the six months ended June 30, 2000 from $146.7 million in the comparable 1999 period. The increase is mainly due to higher sales of Synagis, the Company's primary product. Additionally, CytoGam and Ethyol also achieved increases in sales. Sales of Synagis increased 56% from $117.5 million in the six months ended June 30, 1999 to $183.6 million in the six months ended June 30, 2000, reflecting growth in both domestic and international unit sales of 45% and 201%, respectively, and a 5.3% domestic price increase effective in the third quarter of 1999. The Company obtained marketing authorization for Synagis from the Centralized European Agency for the Evaluation of Medicine Products ("EMEA") in August 1999. Prior to the marketing authorization, Synagis was sold in the E.U. and other countries on a "named patient" basis. As of June 30, 2000, the Company and Abbott International had filed international registrations for the approval of Synagis in 54 countries, 35 of which have granted approvals . There can be no assurance that approvals by the appropriate regulatory authorities will continue to be granted. Additionally, the Company may not receive pricing and reimbursement approvals in countries for which regulatory approvals have been obtained. Abbott International acts as the Company's exclusive distributor for Synagis sales outside of the U.S. The terms of the Company's agreement with Abbott provide for the Company to receive 40 to 50 percent of end-user sales. The Company initially recognizes sales to Abbott when Synagis is shipped to Abbott based on a contractual, guaranteed transfer price; this amount approximates 60 to 75 percent of the total sales revenue expected to be received for each vial. Following the end of each quarter, Abbott remits to the Company a report detailing end-user sales by Abbott for the quarter and the Company recognizes revenue for the additional amount due in excess of the transfer price and up to 40 to 50 percent of the end-user selling price.

CytoGam sales for the six months ended June 30, 2000 grew 29% from the comparable 1999 period. Domestic unit sales increased 65% and international unit sales decreased 81% during the six month period ended June 30, 2000 as compared to the period ended June 30, 1999. International units are sold at a lower selling price than domestic units. The Company believes that a portion of the CytoGam sales that occurred in both periods were as a result of product substitution occurring because of the worldwide shortage of standard IVIG products. The duration of this shortage and continued impact, if any, on product sales cannot be determined at this time. In addition, the Company is aware that certain Medicaid agencies have begun to limit or discontinue reimbursement of CytoGam as a substitute for IVIG products. This could adversely impact the Company's sales of CytoGam.

Sales of Ethyol to the Company's domestic and international distribution partners grew 32% in the six months ended June 30, 2000 to $11.4 million, as compared to $8.6 million in the six months ended June 30, 1999. The increase results from a 33% and 41% increase in domestic and international vials sold, respectively, offset by lower net per unit prices paid to the Company by both the international and domestic partners as a result of higher sales allowances.

Other revenues in the six months ended June 30, 2000 of $6.7 million consist primarily of research funding from SKB for development of a human papillomavirus vaccine and royalty income due from Alza in accordance with the terms of the Ethyol distribution agreement. Other revenues in the six month period ended June 30, 1999 of $7.3 million include research funding from SKB as well as a $3.0 million milestone payment from Schering-Plough relating to achievement of a European milestone for Ethyol.

Cost of sales for the 2000 six months increased 48% to $57.0 million from $38.5 million in the 1999 six months. Gross margins for the six month period ended June 30, 2000 have remained consistent with the 1999 period at 74%, reflecting primarily Synagis margins.

Research and development expenses of $33.9 million in the 2000 six months increased 20% from $28.1 million in the 1999 six months, primarily due to higher expenditures on the Company's clinical trials. The Company is currently administering multiple trials for its products, primarily including: Synagis in infants with congenital heart disease, human papillomavirus vaccine trials and several trials using MEDI- 507. In addition, the Company has experienced increased infrastructure costs needed to support the growing number of ongoing clinical trials. Clinical spending is expected to increase in the coming quarters as the Company moves more of its product candidates into the clinic and expands trials on products already in the clinic.

Selling, general and administrative expenses were $74.0 million and $55.1 million for the 2000 and 1999 periods, respectively, an increase of 34%. As a percentage of product sales, SG&A expense decreased to 33% in the 2000 period from 38% in the 1999 period. Expenses in the 2000 period include increased wage and related expenses to expand marketing and sales activities, as well as increased co-promotion expense to Ross for the promotion of Synagis in the United States. Co-promotion expenses increase as net domestic Synagis sales increase. Sales and marketing expenses are expected to increase in the coming quarters, as the Company has expanded its sales force in an effort to continue to increase product sales. Also contributing to the increase in SG&A expenses are one-time legal costs, including those related to the previously disclosed MediGene AG matter.

Other operating expenses, which reflect manufacturing start-up costs, decreased in the six months ended June 30, 2000 to $3.0 million from $11.9 million in the six months ended June 30, 1999. Charges in the 2000 period include start-up costs at the FMC relating to the production of CytoGam, while the 1999 period reflects charges at the FMC relating to the manufacture of Synagis and CytoGam. The 1999 expense also included a charge of $1.4 million to reserve for certain equipment purchased for use in the FMC, as it was determined that the equipment ultimately would not be used in that facility. The Company received FDA approval in December 1999 for the production of Synagis at the FMC, and in March 2000, the Company filed an application for FDA approval relating to a portion of production of CytoGam at the FMC. There can be no assurances that the necessary approval will be obtained in a timely fashion or at all.

Interest income of $13.1 million was earned to date in the 2000 period , compared to $6.1 million in the comparable 1999 period, reflecting higher cash balances available for investment, and an increase in interest rates which improved the overall portfolio yield. Interest expense of $1.9 million in the 1999 period primarily reflects interest due on the Company's convertible debt, net of capitalized interest. The debt was converted to common stock during 1999.

The Company recorded income tax expense of $23.7 million for the six months ended June 30, 2000, resulting in an effective rate of 32.5%. The variation from the statutory rate is principally due to increased credits taken for research and development expenditures and credits earned for Orphan Drug status of certain research and development expenses. The Company's tax expense for the six months ended June 30, 2000 compares to a tax benefit of $31.7 million for the six months ended June 30, 1999. The tax benefit for 1999 included a $41.0 million reversal of valuation allowances of deferred tax assets for U.S. Bioscience. Excluding the reversal of the valuation allowance, the Company's effective tax rate for the 1999 period was 37.7%.

Net earnings for the six months ended June 30, 2000 were $49.2 million, or $0.24 basic and $0.22 diluted net earnings per share. Shares used in computing basic and diluted earnings per share were 207.5 million and 219.7 million, respectively. Net earnings for the six months ended June 30, 1999 were $56.4 million, or $0.32 basic and $0.27 diluted net earnings per share. Shares used in computing basic and diluted earnings per share were 178.7 million and 209.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at June 30, 2000 were $448.4 million compared to $270.4 million at December 31, 1999. Working capital increased to $427.4 million at June 30, 2000 versus $302.9 million at December 31, 1999. Cash inflows included $124.7 million in cash generated by operations, reflecting net income for the period and decreases in accounts receivable, partially offset by decreases in accrued expenses, primarily as a result of amounts paid to Abbott for co-promotion of Synagis. Cash outflows for investing activities included an increase of $94.3 million in marketable securities and $5.5 million in capital expenditures. Cash of $1.1 million was used to pay down debt. In the six months ended June 30, 2000 the Company received $58.2 for stock option exercises, as compared to $16.4 received for stock option exercises for the comparable 1999 period. Also in 1999, the Company received net proceeds of $20.0 million from a private placement transaction of 1.2 million shares of common stock.

The Company is obligated to provide research funding and pay various milestone payments to its collaborative partners relating to its research and development agreements. The Company's existing funds at June 30, 2000, together with funds expected to be generated from product sales and investment income, are expected to provide sufficient liquidity to meet the anticipated needs of the business for the foreseeable future, absent the occurrence of any unforeseen events.

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


Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of  Matters to a Vote of Security Holders -

On May 18, 2000 the Company held its Annual Meeting of Stockholders. By vote of the Company's stockholders at such meeting, all of the director nominees were re-elected to one year terms. A proposal to amend the Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 320 million, to increase the number of shares authorized under the Company's 1999 Stock Option Plan to 14.25 million, and the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors were also approved. The results of the voting were as follows:

Election of Directors

                                                                                                               Abstain/
                                                           For             Against           Withheld          Non-vote
Wayne T. Hockmeyer                                     59,897,947             --              166,685             --
Melvin D. Booth                                        59,897,970             --              166,662             --
David M. Mott                                          59,870,960             --              166,672             --
Franklin H. Top, Jr.                                   59,897,948             --              166,684             --
M. James Barrett                                       59,897,947             --              166,685             --
James H. Cavanaugh                                     59,897,928             --              166,704             --
Barbara Hackman Franklin                               59,897,925             --              166,707             --
Lawrence C. Hoff                                       59,897,894             --              166,738             --
Gordon S. Macklin                                      59,897,887             --              166,745             --

To approve an amendment to the Restated
     Certificate of Incorporation

                                                       59,844,858          113,264              --            106,510
To approve an amendment to the 1999 Stock Option
     Plan                                              57,849,433        2,075,598              --            139,601
Appointment of
      PricewaterhouseCoopers LLP                       59,778,133          245,459              --             41,040

Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                  10.120   Amendment to Employment Agreement for Wayne Hockmeyer.


                  (b) Reports on Form 8-K:

                  Report Date             Event Reported

                  6/2/00                  MedImmune Shareholders Clear the Way for Three-for-One Stock Split

                  6/8/00                  MedImmune to Promote David Mott to Chief Executive Officer; Wayne
                                          Hockmeyer to Continue as Chairman of the Board

                  6/16/00                 MedImmune and Medarex Enter Broad Antibody Agreement

                  6/16/00                 MedImmune and Alkermes Sign Agreement to Develop Pulmonary Delivery
                                          System for Monoclonal Antibody  Against Respiratory Syncytial Virus






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDIMMUNE, INC.
                                         (Registrant)


                               By: /s/ David M. Mott
                                   ----------------------------------
Date: August 10, 2000              David M. Mott
                                   Vice Chairman and Chief Financial Officer