Form 10-Q
period 2000-09-30
MEDIMMUNE INC /DE
filed 2000-11-09
CIK 873591

------------------------------------------------------------------------------------------------------------------------------------

                                                 SECURITIES AND EXCHANGE COMMISSION
                                                      WASHINGTON, D. C. 20549

                                                             FORM 10-Q

------------------------------------------------------------------------------------------------------------------------------------

                    {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the quarterly period ended September 30, 2000

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

As of  September 30, 2000, 210,686,933 shares of Common Stock, par value $0.01 per share, were outstanding.

                                                          MEDIMMUNE, INC.
                                                         Index to Form 10-Q

Part I   Financial Information                                                                            Page
                                                                                                          ----

         Item 1.   Financial Statements

                           Consolidated Balance Sheets                                                     1
                           Consolidated Statements of Operations                                           3
                           Condensed Consolidated Statements of Cash Flows                                 4
                           Notes to Consolidated Financial Statements                                      5-8

         Item 2.     Management's Discussion and Analysis of Financial Condition                           9-14
                     and Results of Operations

         Item 3.     Quantitative and Qualitative Disclosures about Market Risk                            15

Part II   Other Information
         15

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

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

         Synagis, CytoGam, Ethyol, RespiGam, NeuTrexin, and Hexalen are registered trademarks of the Company.

ITEM 1.  FINANCIAL STATEMENTS

                                                          MEDIMMUNE, INC.
                                                    CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

                                                           September 30,            December 31,
                                                               2000                     1999
                                                           ------------             ------------
ASSETS:                                                    (Unaudited)
Cash and cash equivalents                                   $ 68,644                  $ 36,570
Marketable securities                                        352,766                   214,750
Trade receivables, net                                        34,647                    86,894
Inventory, net                                                35,131                    31,777
Deferred tax assets                                           20,110                    23,132
Other current assets                                          15,113                     8,715
                                                            ---------                 ---------
Total Current Assets                                         526,411                   401,838

Property and equipment, net                                   88,767                    87,452
Deferred tax assets                                          199,046                   128,990
Marketable securities                                         32,253                    19,074
Other assets                                                  13,213                    11,070
                                                           ---------                 ---------
Total Assets                                               $ 859,690                 $ 648,424
                                                           =========                 =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable, trade                                    $   2,838                 $   2,995
Accrued expenses                                              45,713                    65,300
Product royalties payable                                      8,752                    28,527
Other current liabilities                                      5,118                     2,130
                                                           ---------                 ---------
Total Current Liabilities                                     62,421                    98,952

Long-term debt                                                 9,799                    10,366
Other liabilities                                              1,958                     2,027
                                                           ---------                 ---------
Total Liabilities                                             74,178                   111,345
                                                           ---------                 ---------
Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized
5,524,525 shares; none issued or outstanding                    --                        --
Common stock, $.01 par value; authorized
320,000,000 shares; issued and outstanding
210,686,933 at September 30, 2000 and
203,840,344 at December 31, 1999                               2,107                       679
Paid-in capital                                              816,729                   656,244
Accumulated deficit                                          (63,217)                 (118,241)
Accumulated other comprehensive income (loss)                 29,893                    (1,603)
                                                           ---------                 ---------
Total Shareholders' Equity                                   785,512                   537,079
                                                           ---------                 ---------
Total Liabilities and Shareholders' Equity                 $ 859,690                 $ 648,424
                                                           =========                 =========

The accompanying notes are an integral part of these financial statements.

                                                                MEDIMMUNE, INC.
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (Unaudited)

(in thousands except per share data)

                                                                               For the                          For the
                                                                          three months ended                nine months ended
                                                                             September 30,                     September 30,
                                                                         2000             1999             2000             1999
                                                                       ---------        ---------        ---------        ---------
Revenues:
Product sales                                                          $  47,246        $  38,631        $ 268,409        $ 185,356
Other revenue                                                             10,114           17,028           16,795           24,325
                                                                       ---------        ---------        ---------        ---------
Total revenues                                                            57,360           55,659          285,204          209,681
                                                                       ---------        ---------        ---------        ---------
Costs and Expenses:
Cost of sales                                                             15,774           12,747           72,816           51,243
Research and development                                                  14,841           15,213           48,705           43,320
Selling, administrative and general                                       24,063           22,495           98,074           77,595
Other operating expenses                                                   2,804            4,429            5,788           16,313
                                                                       ---------        ---------        ---------        ---------
Total expenses                                                            57,482           54,884          225,383          188,471
                                                                       ---------        ---------        ---------        ---------
Operating income (loss)                                                     (122)             775           59,821           21,210
Interest income                                                            7,765            3,023           20,882            9,169
Interest expense                                                            (133)            (521)            (376)          (2,408)
                                                                       ---------        ---------        ---------        ---------
Income before income taxes                                                 7,510            3,277           80,327           27,971
Provision (benefit) for income taxes                                       1,638              489           25,303          (31,249)
                                                                       ---------        ---------        ---------        ---------
Net income                                                             $   5,872        $   2,788        $  55,024        $  59,220
                                                                       =========        =========        =========        =========
Basic earnings per share                                               $    0.03        $    0.01        $    0.26        $    0.32
                                                                       =========        =========        =========        =========
Shares used in calculation of basic earnings per
share                                                                    210,212          201,010          208,434          186,242
                                                                       =========        =========        =========        =========
Diluted earnings per share                                             $    0.03        $    0.01        $    0.25        $    0.28
                                                                       =========        =========        =========        =========
Shares used in calculation of diluted earnings per
share                                                                    221,801          213,986          220,260          211,009
                                                                       =========        =========        =========        =========

The accompanying notes are an integral part of these financial statements.

                                                  MEDIMMUNE, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
(in thousands)
                                                                                For the
                                                                           nine months ended
                                                                              September 30,
                                                                        2000                  1999
                                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                        $  55,024                $  59,220
Noncash items:
Deferred taxes                                                         25,243                  (31,451)
Depreciation and amortization                                           5,424                    3,651
Amortization of discount on marketable securities                      (1,009)                    (269)
Change in allowance for accounts receivable                            (9,225)                 (12,706)
Other                                                                     535                   (1,686)
Other changes in assets and liabilities                                 7,193                   (2,473)
                                                                    ---------                ---------
Net cash provided by operating activities                              83,185                   14,286
                                                                    ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in marketable securities                                    (112,107)                 (60,610)
Capital expenditures                                                   (7,086)                 (10,446)
Investment in strategic alliance                                         --                     (6,350)
                                                                    ---------                ---------
Net cash used in investing activities                                (119,193)                 (77,406)
                                                                    ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
and exercise of stock options                                          69,635                   43,538
Decrease in long-term debt                                             (1,238)                  (6,753)
                                                                    ---------                ---------
Net cash provided by financing activities                              68,397                   36,785
                                                                    ---------                ---------
Effect of exchange rates on cash                                         (315)                    (182)
Net increase (decrease) in cash and cash equivalents                   32,074                  (26,517)
Cash and cash equivalents at beginning of period                       36,570                   44,730
                                                                    ---------                ---------
Cash and cash equivalents at end of period                          $  68,644                $  18,213
                                                                    =========                =========

  The accompanying notes are an integral part of these financial statements.

                                                          MEDIMMUNE, INC.
                                                       NOTES TO CONSOLIDATED
                                                        FINANCIAL STATEMENTS
                                                            (UNAUDITED)

General
The  financial  information  presented  as of  September  30,  2000,  and for the periods  ended  September  30,  2000 and 1999,  is unaudited.  In the opinion of the Company's  management,  the financial  information contains all adjustments (which consist only of normal recurring  adjustments)  necessary for a fair presentation of results for the interim periods presented.  Interim results are not  necessarily  indicative  of results for an entire year or for any  subsequent  interim  period.  These  consolidated  financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

Inventory
Inventory, net of reserves, is comprised of the following (in thousands):

                                 September 30,         December 31,
                                     2000                    1999
                                  ----------             ----------
Raw Materials                     $ 13,345                 $ 11,502
Work in Process                     23,114                   15,129
Finished Goods                      11,433                    9,365
                                  --------                 --------
                                    47,892                   35,996
Less noncurrent                    (12,761)                  (4,219)
                                  --------                 --------
                                  $ 35,131                 $ 31,777
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

Finished goods at September 30, 2000 and December 31, 1999 include  approximately  $1.9 million and $1.8 million,  respectively,  of by-products  that result from the  production  of the  Company's  principal  products and are held for resale.  As of September  30,
2000,  minimal sales of these  by-products  have occurred.  The September 30, 2000 and December 31, 1999 finished goods balances are net of  reserves of $1.5 million and $1.7 million, respectively.

Earnings per Share
The Company computes earnings per share in accordance with Statement of Financial  Accounting  Standards ("SFAS")
No. 128,  "Earnings  Per Share."  Basic  earnings  per share is  computed  based on the  weighted  average  number of common  shares outstanding  during the period.  Diluted  earnings per share is computed based on the weighted  average shares  outstanding  and the dilutive impact of common stock equivalents  outstanding  during the period.  The dilutive effect of stock options is measured using the treasury stock method. Common stock equivalents are not included in periods where there is a loss as they are anti-dilutive. The following is a  reconciliation  of the numerator and  denominator of the diluted EPS  computation for the period ended September 30,
2000 and 1999.

                                                              Three months ended                Nine months ended
                                                                 September 30,                     September 30,
                                                            2000              1999              2000            1999
                                                        ------------      ------------      ------------    ----------
Numerator:
Net income                                               $  5,872          $  2,788          $ 55,024         $ 59,220
Interest on 7% convertible notes, net of
amounts capitalized and related taxes                        --                --                --                482
                                                         --------          --------          --------         --------
Numerator for diluted EPS                                $  5,872          $  2,788          $ 55,024         $ 59,702
                                                         ========          ========          ========         ========
Denominator:
Weighted average shares outstanding                       210,212           201,010           208,434          186,242
Effect of dilutive securities:
Stock options                                              11,589            12,514            11,826           12,505
7% convertible notes                                         --                 411              --             12,262
Warrants                                                     --                  51              --               --
                                                         --------          --------          --------         --------
Denominator for diluted EPS                               221,801           213,986           220,260          211,009
                                                         ========          ========          ========         ========

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

                                        Three months ended              Nine months ended               Nine months ended
                                        September 30, 2000              September 30, 2000              September 30, 1999
                                   ----------------------------    ----------------------------    ----------------------------
Price range of
    stock options:

$73.50 to $83.25                              68,400
$63.97 to $83.25                                                             504,025
$23.58 to $67.11                                                                                            3,218,190

On February 17, 2000 the  Company's  Board of Directors  declared a  three-for-one  stock split to be effected in the form of a 200%
stock  dividend.  The stock  dividend was paid on June 2, 2000 to  shareholders  of record at the close of business on May 18, 2000.
All references to number of shares and per share amounts for the periods  presented in the financial  statements  have been restated
to give effect to the stock split.

Income Tax Provision
Income tax as a  percentage  of pre-tax  income for the nine months ended  September  30, 2000 was 31.5%.  During the quarter  ended
September 30, 2000,  the Company  recognized  increased  credits for research and  development  expenditures  and credits earned for
Orphan Drug status of certain  research and development  expenses.  The Company realized a tax benefit of $31.2 million for the nine months ended  September  30, 1999,  which  included  $41.0 million  related to the reversal of valuation  allowances of deferred tax assets for MedImmune Oncology, Inc. (formerly named U.S. Bioscience, Inc.)

Comprehensive Income
Comprehensive  income is comprised  of net income and other  comprehensive  income.  Other  comprehensive  income  includes  certain changes in equity that are excluded from net income,  such as translation  adjustments  and  unrealized  holding gains and losses on available-for-sale  marketable  securities.  Comprehensive  income for the three months ended  September 30, 2000 and 1999 was $36.1 million and $2.9  million,  respectively.  Comprehensive  income for the nine  months  ended  September  30, 2000 and 1999 was $86.5 million and $58.8 million, respectively.

A  significant  portion of other  comprehensive  income for the three months and nine months ended  September 30, 2000 relates to an unrealized  holding  gain on  available-for-sale  marketable  securities.  In September  2000,  the Company  recorded an  unrealized holding gain of $20.6  million,  net of income taxes,  on an  investment  in a company with which it  previously  formed a strategic alliance.  Due to market volatility associated with this investment, its value could fluctuate significantly in the future.

Legal Proceedings
In 1998,  MediGene AG initiated a legal action against Loyola  University of Chicago and the Company in the U.S.  District Court for
the Northern District of Illinois  alleging,  among other things,  breach of contract and tortious  interference by the Company with an alleged  prospective  business  relationship  between  MediGene and Loyola.  The claims  relate to human  papillomavirus  vaccine technology  allegedly  covered by contracts  between MediGene and the Company and by a license agreement from Loyola to the Company, under  which the Company  granted a  sublicense  to  SmithKline  Beecham.  MediGene  claims  monetary  damages  from the Company and ownership  of the  patents in  question,  as well as  rescission  of the  Company's  license  agreement  from  Loyola or rights as a third-party beneficiary thereof.  Trial of this matter is scheduled to begin in January 2001.

In October 2000,  Celltech  Chiroscience  Limited  ("Celltech")  commenced a legal  proceeding  against the Company in the U.K. High
Court of Justice,  Chancery Division,  Patents Court.  Celltech alleges that the Company failed to pay royalties with respect to its sales of Synagis as required  by a license  agreement  dated  January 19,  1998.  Under the  agreement,  the Company  obtained  from
Celltech a worldwide  license to make,  use and/or sell product  under a patent (and related  applications)  pertaining to humanized antibodies.  In the  proceeding,  Celltech  seeks payment of royalties,  with  interest,  and certain  costs,  including  attorney's expenses.

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
Because of the Company's  limited use of  derivatives,  management does not anticipate that the adoption of SFAS No. 133 will have a material effect on the earnings or financial position of the Company.

In December  1999,  the  Securities  and Exchange  Commission  ("SEC")  issued Staff  Accounting  Bulletin  ("SAB") No. 101. SAB 101 summarizes  certain of the SEC's views in applying  generally  accepted  accounting  principles to certain  revenue  transactions in financial  statements.  The SAB addresses the revenue  recognition for  nonrefundable  fees received upon entering into  contractual arrangements  and  milestone  fees  received  upon the  occurrence  of certain  events.  In June 2000 the SEC delayed  the  required implementation  date of the SAB to the fourth  calendar  quarter of 2000.  The Company is still  evaluating the impact of the SAB on its financial statements, and expects that the accounting for certain of its agreements will be impacted by the SAB.

Restatements
In November 1999, the Company completed a merger with U.S.  Bioscience,  Inc. (since renamed MedImmune  Oncology,  Inc.),  which was accounted  for as a  pooling-of-interests.  Accordingly,  the financial  statements  and related  notes  presented  herein have been restated  for all periods to include the accounts  and  operations  of U.S.  Bioscience,  Inc. In addition,  all share and per share amounts have been restated to give effect to the three-for-one stock split on June 2, 2000.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED  SEPTEMBER 30, 2000 AND 1999

         Product sales (in millions)                 2000              1999
                                                     ----              ----

         Synagis                                    $31.6              $24.4

         CytoGam                                      9.0                7.1

         Ethyol                                       5.0                5.0

         Other products                               1.6                2.1
                                                   ------             ------

         Total                                      $47.2              $38.6
                                                   ======             ======

Third quarter 2000 product sales grew 22% over the prior year quarter,  reflecting  increased sales of Synagis and CytoGam.  Synagis sales  increased 30% from $24.4 million in the quarter ended  September 30, 1999 to $31.6 million in the quarter ended September 30,
2000.  Domestic  Synagis sales in dollars and units were unchanged  from the prior year quarter;  both quarters  reflect  wholesaler stocking in advance of the  respiratory  synctial virus ("RSV")  season.  International  Synagis sales achieved  growth of 310% over the 1999  quarter,  reflecting  stocking  by Abbott  International  prior to the  European  Launch of the product for the coming RSV season.  The Company  obtained  marketing  authorization  for Synagis from The  Centralized  European  Agency for the  Evaluation of
Medicine  Products ("EMEA") in August 1999.  International  sales to Abbott  Laboratories,  the Company's  exclusive  distributor of
Synagis  outside of the United States,  were $9.6 million in the 2000 quarter versus $2.3 million in the 1999 quarter.  The terms of the Company's  agreement with Abbott provide for the Company to receive 40 to 50 percent of end-user  sales.  The Company  initially recognizes  sales to Abbott  when  Synagis is shipped to Abbott  based on a  contractual,  guaranteed  transfer  price;  this amount approximates 60 to 75 percent of the total sales revenue  expected for each vial.  Following the end of each quarter,  Abbott remits to the Company a report detailing  end-user sales for the quarter and the Company  recognizes  revenue for the additional amount due in excess of the transfer price and up to 40 to 50 percent of the end-user selling price.

Third quarter  CytoGam  sales grew 27% to $9.0 million from $7.1 million in the third quarter of 1999.  The increase was driven by a
108% increase in international units sold, a 7% domestic price increase in April 2000 and lower Medicaid rebates.  This increase was partially offset by a decrease in domestic units sold of 24%. International units are sold at a lower price than domestic units. The
Company  believes  that a portion of the  CytoGam  sales that  occurred  in both  periods  were as a result of product  substitution occurring because of the worldwide shortage of standard IVIG products. Recently, the supply of standard IVIG products has increased, and certain Medicaid  agencies have begun to limit or discontinue  reimbursement of CytoGam as a substitute for IVIG. Thus,  CytoGam sales for the three month period ended September 30, 2000 relating to product substitution have decreased significantly. The Company expects that the future use of CytoGam as a substitute for standard IVIG products will be limited.

Sales of Ethyol to the Company's domestic and international  distribution  partners were flat in the 1999 and 2000 third quarters at
$5.0 million.  A 9% decrease in vials sold was offset by a 7% price  increase.  Despite the price increase,  the Company  realized a lower net average per vial price, primarily as a result of higher sales allowances.

Other  product  sales for the 2000 quarter were $1.6 million  versus $2.1 million for the 1999  quarter.  Other  revenue in the 2000 third quarter of $10.1 million  consists of $7.5 million related to the license  agreement  signed with  SmithKline  Beecham ("SKB")
for the Company's Streptococcus  pneumoniae vaccine technology,  research funding from SKB for development of a human papillomavirus
("HPV")  vaccine and royalty  income due from Alza  Corporation  ("Alza") in  accordance  with the terms of the Ethyol  distribution agreement.  Other  revenues in the 1999 third  quarter of $17.0  million  included  primarily a $15 million  milestone  payment from
Abbott following European regulatory approval of Synagis and research funding from SKB.

Cost of sales in the third quarter of 2000  increased  24% to $15.8  million from $12.7 million in the third quarter of 1999.  Gross margins in the 1999 and 2000 quarters were 67%.

Research,  development  and clinical  spending  decreased  modestly to $14.8  million in the third quarter of 2000 from $15.2 in the third quarter of 1999. In the third  quarter of 2000,  the Company  incurred  increased  infrastructure  costs needed to support the growing  number of ongoing  clinical  trials.  Third  quarter 1999 charges  included a milestone  paid by the Company upon  European approval of Synagis.  The Company is currently  administering  multiple  trials for its products,  primarily  including:  Synagis in infants with  congenital  heart  disease,  human  papillomavirus  vaccine  trials,  and several trials using  MEDI-507.  The Company expects  clinical  spending to increase in the coming  quarters as the Company moves more of its product  candidates into the clinic and expands the number of trials for certain products already in the clinic.

Selling,  administrative  and general  ("SG&A")  expenses grew to $24.1 million in this year's quarter from $22.5 million in the
1999  quarter,  an increase of 7%.  Expenses in the third  quarter of 2000  include  increased  wage and related  expenses due to an expansion of the sales force in an effort to increase  product sales.  Also  contributing to the increase in SG&A  expenses were legal costs relating to  outstanding  legal matters,  including the MediGene AG and Celltech  matters  discussed in the notes to the consolidated financial statements. SG&A expenses in the third quarter of 1999 included $1.8 million of costs associated with the merger with U.S. Bioscience.

Other  operating  expenses of $2.8 million in the 2000 period  decreased  37% from $4.4 million in the 1999 period.  Charges in both periods  include  start-up  costs for the FMC.  Charges in the 2000 period reflect  manufacturing  start-up costs for the portion of the FMC relating to the  production of CytoGam,  while the 1999 period  reflects  start-up costs at the FMC for Synagis and CytoGam.
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

Interest  income of $7.8  million  was earned in the 2000  third  quarter,  compared  to $3.0  million  in the 1999  third  quarter, reflecting  higher cash balances  available for investment,  and an increase in interest rates which improved the overall  portfolio yield.  Interest  expense of $0.1 million in the third quarter of 2000 decreased  from $0.5 million in the  comparable  1999 quarter primarily due to debt paydowns.

The Company  recorded income tax expense of $1.6 million for the third quarter of 2000,  resulting in an effective rate of 31.5% for the nine month period.  The 2000 quarter  includes the tax benefit of increased  credits for research and  development  expenditures and credits earned for Orphan Drug status of certain  research and  development  activities.  Income tax expense of $0.5 million was recorded for the third  quarter of 1999,  bringing the  effective  rate for the nine months of 1999 to 34.9%.  The third  quarter of
1999  includes  credits for the year to date tax benefit for the Company's  MEDI-507  GVHD program,  for which the Company was given
Orphan Drug status.

Net  earnings  for the third  quarter of 2000 were $5.9  million,  or $0.03 basic and  diluted  earnings  per share.  Shares used in computing the 2000 third  quarter  basic and diluted  earnings per share were 210.2  million and 221.8  million,  respectively.  Net earnings  for the third  quarter of 1999 were $2.8  million,  or $0.01  basic and  diluted net  earnings  per share.  Shares used in computing the 1999 third quarter basic and diluted earnings per share were 201.0 million and 214.0 million, respectively.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Product sales (in millions)                 2000              1999
                                                     ----              ----

         Synagis                                   $215.2            $141.9

         CytoGam                                     28.6              22.3

         Ethyol                                      16.4              13.6

         Other products                               8.2               7.6
                                                   ------            ------

         Total                                     $268.4            $185.4
                                                   ======            ======

Product sales grew 45% to $268.4  million in the nine months ended  September 30, 2000 from $185.4  million in the  comparable  1999 period.  The increase is mainly due to higher sales of Synagis.  Additionally,  CytoGam and Ethyol also  achieved  sales  increases.
Sales of Synagis  increased  52% from  $141.9  million in the nine months  ended  September  30, 1999 to $215.2  million in the nine months ended September 30, 2000,  reflecting  growth in both domestic and  international  unit sales of 38% and 262%,  respectively, and a 3.1%  domestic  price  increase.  The Company  obtained  marketing  authorization  for Synagis  from the EMEA in August  1999.
Abbott  International acts as the Company's  exclusive  distributor for Synagis sales outside of the United States. The terms of the
Company's  agreement  with  Abbott  provide for the Company to receive 40 to 50 percent of  end-user  sales.  The Company  initially recognizes  sales to Abbott  when  Synagis is shipped to Abbott  based on a  contractual,  guaranteed  transfer  price;  this amount approximates 60 to 75 percent of the total sales revenue  expected for each vial.  Following the end of each quarter,  Abbott remits to the Company a report detailing  end-user sales for the quarter and the Company  recognizes  revenue for the additional amount due in excess of the transfer price and up to 40 to 50 percent of the end-user selling price.

CytoGam  sales for the nine  months  ended  September  30,  2000 grew 28% from the  comparable  1999  period.  Domestic  unit  sales increased 28% while  international  unit sales  decreased  59% during the nine month period ended  September 30, 2000 as compared to the period ended  September  30, 1999.  International  units are sold at a lower selling  price than  domestic  units.  In addition, domestic  unit prices were  increased 7% in April 2000.  The Company  believes  that a portion of the CytoGam sales that occurred in both periods  were as a result of product  substitution  occurring  because of the  worldwide  shortage of standard  IVIG  products.
Recently,  the supply of standard IVIG products has  increased,  and certain  Medicaid  agencies have begun to limit or  discontinue reimbursement of CytoGam as a substitute for IVIG.  Thus,  CytoGam sales for the 2000 period relating to product  substitution  have decreased  significantly.  The Company  expects that the future use of CytoGam as a substitute  for standard  IVIG  products will be limited.

Sales of Ethyol to the Company's  domestic and international  distribution  partners grew 20% in the nine months ended September 30,
2000 to $16.4 million,  as compared to $13.6 million in the nine months ended  September 30, 1999.  The increase  results from a 23%
and 11%  increase in domestic  and  international  vials sold,  respectively.  Unit prices  were  increased  modestly  during  2000, however, the Company ultimately realized lower domestic net per unit prices as a result of higher sales allowances.

Other product sales  increased  from $7.6 million in the 1999 period to $8.2 million in the 2000 period.  Other revenues in the nine months  ended  September  30, 2000 of $16.8  million  consist of $7.5  million  from SKB related to the  Company's  Streptococcus pneumoniae  vaccine technology,  research funding from SKB for development of a human papillomavirus  vaccine and royalty income due from Alza in  accordance  with the terms of the Ethyol  distribution  agreement.  Other  revenues in the nine month period ended
September 30, 1999 of $24.3 million included  primarily a $15.0 million milestone payment from Abbott following European approval of
Synagis,  a $3.0 million  milestone payment from  Schering-Plough  Corporation  relating to achievement of a European  milestone for
Ethyol, and research funding from SKB.

Cost of sales for the 2000 nine months  increased  42% to $72.8  million from $51.2  million in the 1999 nine months.  Gross margins for the nine month period ended September 30, 2000 improved slightly to 73% from 72% for the 1999 period.

Research  and  development  expenses of $48.7  million in the 2000 nine  months  increased  12% from $43.3  million in the 1999 nine months,  primarily due to higher  expenditures on the Company's  clinical trials.  The Company is currently  administering  multiple trials for its products,  primarily including Synagis in infants with congenital heart disease,  human papillomavirus vaccine trials and several trials using MEDI-507. In addition,  the Company has experienced  increased  infrastructure costs to support the growing number of ongoing  clinical  trials.  Clinical  spending is expected to increase in the coming quarters as the Company moves more of its product candidates into the clinic and expands the number of trials for certain products already in the clinic.

Selling,  general and administrative expenses were $98.1 million and $77.6 million for the 2000 and 1999 periods,  respectively,  an increase of 26%. As a percentage of product sales, SG&A expense decreased to 37% in the 2000 period from 42% in the 1999 period.
Expenses in the 2000 period  include  increased  wage and related  expenses  due to an  expansion of the sales force in an effort to increase product sales, and also include increased  co-promotion  expenses to the Ross Products Division of Abbott  Laboratories for
promotion of Synagis. Co-promotion expense increases as net domestic Synagis sales increase. Various Synagis marketing programs were also expanded in the 2000 nine months.  Also  contributing to the increase in SG&A expenses were legal costs relating to several outstanding  legal  matters,  including  those  related  to the  MediGene  AG and  Celltech  matters  discussed  in the notes to the consolidated  financial  statements.  SG&A  expenses in 1999 included $1.8 million of costs associated with the merger with U.S.
Bioscience.

Other operating  expenses,  which reflect  manufacturing  start-up  costs,  decreased in the nine months ended September 30, 2000 to
$5.8 million from $16.3 million in the nine months ended  September 30, 1999.  Charges in the 2000 period include  start-up costs at the FMC relating to the  production of CytoGam,  while the 1999 period  reflects  charges at the FMC relating to the  manufacture of both Synagis and CytoGam.  The 1999 expense also  included a charge of $1.4 million to reserve for certain  equipment  purchased for use in the FMC, as it was determined  that the equipment  ultimately  would not be used in that facility.  The Company  received FDA approval in December 1999 for the  production of Synagis at the FMC, and in March 2000,  the Company  filed an  application  for FDA approval  relating to a portion of production of CytoGam at the FMC.  There can be no  assurances  that the necessary  approval will be obtained in a timely fashion or at all.  Other  operating  expenses are expected to continue for the  foreseeable  future,  until the FMC is being fully utilized for its intended purpose.

Interest  income of $20.9  million  was earned to date in the 2000  period,  versus  $9.2  million in the  comparable  1999  period, reflecting  higher cash balances  available for investment,  and an increase in interest rates which improved the overall  portfolio yield.  Interest  expense of $2.4 million in the 1999 period primarily  reflected  interest due on the Company's  convertible  debt, net of capitalized interest.  The debt was converted to common stock during 1999.

The Company  recorded  income tax expense of $25.3 million for the nine months ended  September 30, 2000,  resulting in an effective tax rate of 31.5%.  The variation  from the statutory  rate is  principally  due to increased  credits for research and  development expenditures  and credits earned for Orphan Drug status of certain  research and development  activities.  The Company's tax expense for the nine months ended  September  30, 2000  compares to a tax benefit of $31.2  million for the nine months ended  September 30,
1999.  The tax benefit for 1999  included a $41.0  million  reversal of valuation  allowances  of deferred tax assets for  MedImmune
Oncology.  Excluding the reversal of the valuation allowance, the Company's effective tax rate for the 1999 period was 34.9%.

Net earnings for the nine months ended  September  30, 2000 were $55.0  million,  or $0.26 basic and $0.25  diluted net earnings per share.  Shares used in  computing  basic and diluted  earnings per share were 208.4  million and 220.3  million,  respectively.  Net earnings  for the nine months  ended  September  30, 1999 were $59.2  million,  or $0.32 basic and $0.28  diluted net  earnings  per share.  Shares used in computing basic and diluted earnings per share were 186.2 million and 211.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable  securities at September 30, 2000 were $453.7 million  compared to $270.4 million at December 31, 1999.  Working capital  increased to $464.0 million at September 30, 2000 versus $302.9 million at December 31, 1999.  Cash inflows  included $83.2 million in cash  generated by  operations,  reflecting  net income for the period and  decreases in accounts  receivable,  partially offset by decreases in accrued  expenses,  primarily as a result of amounts paid to Abbott for  co-promotion  of Synagis and royalty payments.  Cash outflows for investing  activities included an increase of $112.1 million in marketable  securities and $7.1 million in capital  expenditures.  Cash of $1.2 million was used to pay down debt.  In the nine months ended  September 30, 2000 the Company received  $69.6 million for stock option  exercises,  versus $23.5 million  received for stock option  exercises for the  comparable
1999 period.  Also in 1999, the Company received net proceeds of $20.0 million from a private  placement  transaction of 1.2 million shares of common stock.

The Company is obligated to provide research funding and pay various milestone  payments to its  collaborative  partners relating to its research and  development  agreements.  The Company's  existing funds at September 30, 2000,  together with funds expected to be generated from product sales and investment income,  are expected to provide  sufficient  liquidity to meet the anticipated needs of the business for the foreseeable future, absent the occurrence of unforeseen events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2000,  the Company owns  approximately  907,000  shares of stock in a company with which it previously  formed a strategic  alliance.  The  company's  stock  began  trading on the  NASDAQ  market on July 27,  2000.  On  September  30,  2000,  in accordance with FAS 115,  "Accounting for Certain  Investments in Debt and Equity  Securities",  the Company valued the stock at its market  price on that  date and  recorded  an  unrealized  gain of $20.6  million,  net of income  taxes,  as a  component  of other comprehensive  income.  Since the initial public  offering on July 27, the stock price of the shares has  fluctuated  significantly.
We expect to experience  continued  volatility with this  investment,  and thus, the value assigned to this investment  could change significantly  from its value as of September 30, 2000. There have been no other  significant  changes in market risk as compared to the disclosures in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31,1999.

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
RECEIVED, SUCH PRODUCTS WOULD ULTIMATELY ACHIEVE COMMERCIAL SUCCESS.

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

                  (b) Reports on Form 8-K:  None

                                                             SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MEDIMMUNE, INC.
                                            (Registrant)

                                            ----------------------------------
Date: November 9, 2000                      David M. Mott
                                            Chief Executive Officer and acting Chief Financial Officer