Form 10-K
period 2000-12-31
MEDIMMUNE INC /DE
filed 2001-02-23
CIK 873591

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        WASHINGTON, D. C. 20549

                                                               FORM 10-K
                                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                  THE SECURITIES EXCHANGE ACT OF 1934
                                              For the fiscal year ended December 31, 2000
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

Aggregate market value of the 210,700,415 shares of voting stock held by non-affiliates of the registrant based on the closing price on February 16, 2001 was $8,875,754,982.  Common Stock outstanding as of February 16, 2001: 212,043,741 shares.

                                        Documents Incorporated by Reference:

                                                      Document Part of Form 10-K
Proxy Statement for the Annual Meeting                                                         Part III
of Stockholders to be held May 03, 2001.

                                                            MEDIMMUNE, INC.
                                                               FORM 10-K
                                                           TABLE OF CONTENTS
PART I                                                                                                         PAGE

PART II
Item 5.           Market for MedImmune, Inc.'s Common Stock and Related
                  Shareholder Matters............................................................................34
Item 6.           Selected Financial Data........................................................................35
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................37
Item 7A.          Quantitative and Qualitative Disclosures about Market

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting Financial Disclosure................................................................78

PART III
Item 10.          Directors and Executive Officers of MedImmune, Inc.............................................78
Item 11.          Executive Compensation.........................................................................78
Item 12.          Security Ownership Certain Beneficial Owners and
                  Management.....................................................................................78
Item 13.          Certain Relationships and Related Transactions.................................................78

PART IV
ITEM 14.          Exhibits, Financial Statement Schedule, and

Exhibits (Attached to this Report on Form 10-K)
Synagis, CytoGam, Ethyol, RespiGam, NeuTrexin and Hexalen are registered trademarks of the Company.  Numax is a trademark of  the
Company.

---------------------------------------------------------------------------------------------------------------------------------------

                                                    ------------------------------

The statements in this annual report that are not descriptions of historical facts may be forward-looking statements.  Those statements involve substantial risks and uncertainties.  You can identify those statements by the fact that they contain words such as "anticipate," "believe," "estimate," "expect," "intend," "project" or other terms of similar meaning.  Those statements reflect management's current beliefs, but are based on numerous assumptions which MedImmune cannot control and which may not develop as
MedImmune expects.  Consequently, actual results may differ materially from those projected in the forward - looking statements.
Among the factors that could cause actual results to differ materially are:  Seasonal demand for and continued supply of our principal product; availability of competitive products in the market; availability of third-party reimbursement for the cost of our products; effectiveness and safety of our products; exposure to product liability, intellectual property or other types of litigation; foreign currency exchange rate fluctuations; changes in generally accepted accounting principles; growth in costs and expenses; the impact of acquisitions, divestitures and other unusual items; and the risks, uncertainties and other matters discussed below under "Risk Factors" and elsewhere in this annual report and in our other periodic reports filed with the U.S. Securities and
Exchange Commission.  MedImmune cautions that RSV disease occurs primarily during the winter months; MedImmune believes its operating results will reflect that seasonality for the foreseeable future.  MedImmune is also developing several products for potential future marketing.  There can be no assurance that such development efforts will succeed, that such products will receive required regulatory clearance or that, even if such regulatory clearance were received, such products would ultimately achieve commercial success.
Unless otherwise indicated, the information in this annual report is as of December 31, 2000.  This annual report will not be updated as a result of new information or future events.
                                                    ------------------------------

PART I Item 1. Business

MedImmune, Inc. (together with its subsidiaries, "the Company"), was founded in 1988 and is a biotechnology company headquartered in
Gaithersburg, Maryland with five products on the market and a diverse product portfolio.  The Company is focused on using advances in immunology and other biological sciences to develop important new products that address significantly unmet medical needs in areas of infectious disease and immune regulation. The Company also focuses on oncology through its wholly-owned subsidiary, MedImmune
Oncology, Inc. (formerly U.S. Bioscience, Inc.), acquired in November 1999.

In 1998, the Company launched Synagis (palivizumab) in the United States for preventing respiratory syncytial virus (RSV) in high-risk pediatric patients.  Synagis is the first and only monoclonal antibody approved for an infectious disease and has become an important new pediatric product for the prevention of RSV, the leading cause of viral pneumonia and bronchiolitis in infants and children.

The Company also markets CytoGam (cytomegalovirus immune globulin intravenous (human), CMV-IGIV) and RespiGam (respiratory syncytial virus immune globulin intravenous (human), RSV-IGIV) and has several product candidates undergoing clinical trials. Through MedImmune
Oncology's sales and marketing group, the Company also markets Ethyol (amifostine) and NeuTrexin (trimetrexate glucuronate for injection). The Company has three manufacturing facilities: a manufacturing facility in Frederick, Maryland; a fill and finish facility in Nijmegen, the Netherlands, and a pilot manufacturing facility at its headquarters in Gaithersburg, Maryland.

Products on the Market.

Synagis

Synagis is a humanized monoclonal antibody approved for marketing in June 1998 by the U.S. Food and Drug Administration ("FDA") for
the prevention of serious lower respiratory tract disease caused by respiratory syncytial virus ("RSV") in pediatric patients at high risk of RSV disease.  Synagis is administered by intramuscular injection at 15 mg/kg and is given once per month during anticipated periods of RSV prevalence in the community.  In the Northern Hemisphere, the RSV season typically commences in October and lasts through April or May.

RSV is the most common cause of lower respiratory infections in infants and children worldwide.  Healthy children and individuals with adequate immune systems often acquire a benign chest cold when infected with RSV.  In contrast, certain high-risk infants such as premature infants and children with chronic lung disease ("CLD," also known as bronchopulmonary dysplasia or "BPD") are at increased risk for acquiring severe RSV disease (pneumonia and bronchiolitis), often requiring hospitalization.  Each year in the
United States, more than 125,000 infants are hospitalized with RSV disease.  The mortality rate of hospitalized infants with RSV infection of the lower respiratory tract is about two percent.  There are approximately 325,000 infants at high risk of acquiring severe RSV disease in the United States. Clinical studies have shown a 55-percent reduction in RSV hospitalizations among high-risk pediatric patients receiving Synagis versus those patients receiving placebo.  Synagis was safe and generally well-tolerated, and the proportions of subjects in the placebo and Synagis groups who experienced any adverse event or any serious adverse event were similar.

In December 1997, the Company formed an exclusive worldwide marketing alliance with Abbott Laboratories ("Abbott") to commercialize
Synagis.  Within the United States, the Ross Products Division of Abbott co-promotes Synagis with the Company.  The Company records all United States sales and pays Abbott a commission on sales above defined annual thresholds.  Each company is responsible for its own selling expenses.

In 2000, the Company sold $427.0 million of Synagis.  In general, the Company expects most of its Synagis sales to occur in the fourth and first quarters of the year because of the seasonality of RSV in the United States.  Since most of the product is expected to be sold in the Northern Hemisphere, the Company expects this seasonality to continue in the foreseeable future.

The Company believes that Synagis was broadly reimbursed by third-party payors during the 1999 - 2000 RSV season and the first part of the 2000 - 2001 RSV season.  There can be no assurance that third-party payors will not attempt to restrict reimbursement guidelines of Synagis in future RSV seasons.

Outside the United States, the International Division of Abbott Laboratories has the exclusive right to distribute Synagis.  The
Company manufactures and sells Synagis to Abbott for sales outside the United States.  In May 1999, the European Union's ("EU")
Committee for Proprietary Medicinal Products ("CPMP") adopted a positive opinion on Synagis, which was followed in August 1999 by marketing authorization by the centralized European Agency for the Evaluation of Medicinal Products ("EMEA").  As they are for all drugs, pricing and reimbursement of Synagis are set on a country-by-country basis.  As of December 31, 2000, the Company and Abbott have submitted regulatory applications requesting approval to market Synagis in 58 countries outside the United States and have received approval in 43: Argentina, Austria, Australia, Bahrain, Belgium, Brazil, Chile, Colombia, Costa Rica, Czech Republic,
Denmark, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, Ireland, Italy, Kuwait, Luxembourg, Malaysia, Mexico, the
Netherlands, New Zealand, Norway, Portugal, Saudia Arabia, Singapore, Spain, Sweden, Switzerland, Turkey, the United Kingdom ,
Uruguay and Venezuela.  Net transfer price revenue to the Company from Abbott in 2000 for sales of Synagis outside of the United
States was $27.5 million.

The Company has established a manufacturing alliance with German-based Boehringer Ingelheim Pharma KG ("BI") to supplement its own capacity to manufacture Synagis.  In September 1998, the FDA approved the Company's supplement to its Biologic License Application
("BLA") allowing the Company to import and sell in the United States product from the BI facility.  In December 1999, the FDA approved the Company's own 91,000 square foot manufacturing facility in Frederick, Maryland ("Frederick Manufacturing Center" or
"FMC").  This approval allowed the Company to begin distributing Synagis manufactured at this facility.  In 2000, the Company had a major scientific breakthrough, whereby it has been able to increase Synagis fermentation yields over 300 percent.  Even with these yield improvements, the Company will continue to rely upon BI for the majority of production of Synagis for at least the next few years.  BI produces Synagis in large lot sizes relative to overall product supply; there can be no assurance that failure of one or more lots of Synagis will not adversely impact the Company's supply of product and/or market perception.  Additionally, because
Synagis costs are affected by changes in foreign exchange rates and production yields, there can be no assurance that Synagis will continue to be economical to purchase from BI. Further, there can be no assurance that product supply will be properly matched with demand.

The Company is continuing to evaluate Synagis in post-marketing clinical trials, including a multi-year Phase 3 safety and efficacy study in children under two years of age with congenital heart disease ("CHD") and a multi-year Phase 4 safety study in children with cystic fibrosis.  In addition, the Cooperative Antiviral Studies Group ("CASG") at the National Institutes of Health ("NIH") has
opened enrollment in a Phase 3 study evaluating the ability of Synagis to prevent RSV disease in bone marrow transplant recipients.
There can be no assurance that data from these clinical trials will establish the safety or efficacy of Synagis in these populations, or that results from these trials will not adversely affect perceptions of Synagis in the marketplace.

The Company received a composition of matter patent protecting Synagis through October 20, 2015.  Additional patent applications which could provide even broader and longer protection are pending.  Other than the Company's product RespiGam (see below), the
Company is not aware of any competing products being marketed anywhere in the world for the prevention of RSV disease.  The Company believes that any products being developed, if successfully commercialized, would require at least four years of clinical development and regulatory approval prior to reaching the marketplace.  Nevertheless, there can be no assurance that a competitive product will not be brought to market sooner than expected, or if brought to market, would not be superior to Synagis.

In June 2000, the Company announced its intent to expand its franchise in the RSV marketplace, including the development of a third-generation injectable antibody, Numax, which may one day replace Synagis in the marketplace. The Company is currently evaluating Numax in preclinical studies. The Company also entered into an alliance with Medarex, Inc. in 2000 to seek to discover and potentially develop fully human monoclonal antibodies targeting RSV using its HuMAb-Mouse technology.  The Company is also working with Alkermes, Inc. to evaluate the feasibility of developing a pulmonary delivery system for an anti-RSV antibody.  HuMAb-Mouse is a registered trademark of Medarex, Inc.

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
Clinical studies have shown a 50-percent reduction in CMV disease in kidney transplant patients given CytoGam and a 56-percent reduction in serious CMV disease in liver transplant patients given CytoGam.  CytoGam prophylaxis has also been associated with increased survival in liver transplant recipients.

Historically, the Company has relied on third-party manufacturers for the production of CytoGam. In December 2000, the Company received approval from the FDA for an amendment to the BLA for CytoGam allowing for the manufacture of a portion of the production process of CytoGam at the FMC.  The Company will continue to rely on third-party manufacturers to fulfill the production steps for which the Company does not have FDA approval.  Should any of the suppliers or manufacturers be unable to supply the Company with product for any reason, there can be no assurances that the Company would be able to arrange alternate production capabilities in a timely fashion or at all.  Further, there can be no assurance that should such alternate production capabilities be needed, that the
Company would be able to obtain such capabilities for a comparable cost or without continuing to incur its existing manufacturing operating costs.

The Company began marketing CytoGam through its own hospital-based sales force in 1993.  Sales of CytoGam in the United States were
$36.5 million in 2000.  CytoGam sales in 2000 reflect a moderate increase in core transplantation business offset by lower sales from substitution that occurred as a result of the worldwide shortage of standard intravenous immune globulin (IVIG).  The Company believes that, currently, there is not a shortage of standard IVIG and has no way to predict future supply shortages.  Further, during 2000, certain Medicaid agencies began to limit or discontinue reimbursement of CytoGam as a substitute for standard IVIG.  The
Company believes the United States marketplace for CMV drugs in transplantation is competitive and no assurance can be given that growth in the product's labeled indications will continue.  CytoGam has been designated as an orphan drug for use in lung, liver, pancreas and heart and therefore has market exclusivity for these indications until 2005.  The product's orphan drug status in the
United States for use of CytoGam in kidney transplants expired in 1997.  There can be no assurance that additional CMV intravenous specialty immune globulin products will not be successfully commercialized by other companies.  The Company is aware of one other CMV immune globulin in development by NABI, Inc.

Sales of CytoGam outside the United States were $4.7 million in 2000.  Internationally, CytoGam is approved for marketing and is sold by distributors in Argentina, Canada, Turkey, Slovakia and South Korea.  The product is also available on a named patient basis in several other countries.  Additionally, the Company is evaluating the potential to expand distribution into countries including
Europe, Mexico and China.

RespiGam

RespiGam, an intravenous immune globulin enriched in neutralizing antibodies against RSV, was approved by the FDA for marketing in the United States in January 1996.  RespiGam is indicated for the prevention of serious RSV disease in children under 24 months of age with BPD or a history of premature birth (i.e., born at 35 weeks or less gestation) and is administered by an approximately four-hour intravenous infusion.  RespiGam was the first product demonstrated to be safe and effective in reducing the incidence and duration of RSV hospitalization and the severity of RSV illness in these high risk infants.  The Company believes that RespiGam has largely been replaced by Synagis in the marketplace.

Ethyol

Ethyol is an intravenous organic thiophosphate cytoprotective agent indicated for the reduction of both cumulative renal toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer or non-small cell lung cancer ("NSCLC")
and the incidence of moderate to severe xerostomia in patients undergoing post-operative radiation treatment for head and neck cancer, where the radiation port includes a substantial portion of the parotid glands.  Xerostomia (chronic dry mouth) is caused by reduction of salivary function.  It is a frequent and debilitating condition associated with radiation to the head and neck region.
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

Ethyol was initially approved by the FDA in 1995 for the ovarian cancer indication.  In 1996, the FDA approved MedImmune Oncology's supplemental new drug application ("sNDA") under the Accelerated Approval Regulations to include treatment of patients with NSCLC.
Products approved under the Accelerated Approval Regulations require further adequate and well-controlled studies to verify and describe clinical benefit.  The Company has recently completed and is in the process of collecting the final data from a clinical trial that the Company anticipates may fulfill this requirement. In the event the clinical trial fails to verify the benefit of
Ethyol for the NSCLC indication, the FDA may, under certain circumstances, withdraw approval of this indication.

In December 1995, MedImmune Oncology entered into an exclusive marketing and distribution agreement with ALZA Corporation ("ALZA")
for Ethyol in the United States, whereby ALZA is responsible for sales and marketing of the product.  MedImmune Oncology's sales force co-promotes the product with ALZA in the United States.  The Company sells Ethyol to ALZA at a price based on a percentage of the net sales price of Ethyol in the United States, and ALZA then sells Ethyol to the distributors and wholesalers that supply Ethyol for prescription sales.  Net United States product sales to the Company for 2000 were $14.8 million.  In April 2000, ALZA exercised a one-time option to extend its marketing rights to April 1, 2002.  Following the expiration of ALZA's rights, marketing rights to
Ethyol will revert to the Company and ALZA will receive a royalty from the Company for nine years, based on sales of Ethyol in the
United States.
Local health regulatory approvals for Ethyol have been received in 53 countries worldwide. Outside the United States, Ethyol is primarily marketed by affiliates of Schering-Plough Corporation ("Schering" or "Scherico").  In the EU, Schering purchases Ethyol from the Company at a price based on a percentage of the net sales price of Ethyol in Germany, the United Kingdom, Spain, Italy and
France.  Schering's exclusive rights to market the product in the EU will continue through December 31, 2003.  At the end of the exclusive period, the Company can choose to co-promote Ethyol with Scherico for an additional two years, after which the rights
revert back to the Company in exchange for future royalties.   The Company has various other distribution and marketing arrangements
for Ethyol outside the U.S. and the EU, primarily with affiliates of Schering.   In 2000, net revenue of Ethyol to the Company from
sales outside the United States was $6.5 million.

In September 2000, outside investigators presented data from two Phase 3 trials of Ethyol. One study was with Ethyol in conjunction with cisplatin/vinblastine in NSCLC, undertaken to fulfill the FDA's requirements for products approved under the Accelerated
Approval Regulations. The other Phase 3 study was of Ethyol with carboplatin/paclitaxel in NSCLC.  Preliminary data from these studies suggest that Ethyol reduces the impact of specific toxicities commonly associated with the use of certain chemotherapy agents in NSCLC patients.  The preliminary data also suggest that Ethyol does not interfere with the desired anti-tumor activity of chemotherapy agents whether used alone or in combination.  The Company is currently working to complete the analysis of these studies for submission to United States and foreign regulatory agencies.

The Company is continuing to evaluate Ethyol in its approved indications through post-marketing clinical trials. A Phase 1 trial in head and neck cancer is underway with a subcutaneous formulation of the drug. Additionally, a Phase 2/3 trial of Ethyol with combination therapy of chemotherapy plus radiation in head and neck cancer was completed in 2000, and data analysis is underway.
Further, the Company plans to expand the applicability and usefulness of Ethyol by conducting trials that evaluate its ability to reduce radiation-induced mucositis in various cancer patients.  There can be no assurance that data from these clinical trials will establish the efficacy of Ethyol in these populations, or that results from these trials will not adversely affect the perception of
Ethyol in the marketplace.

NeuTrexin

NeuTrexin is a lipid-soluble, intravenously administered analog of methotrexate, a commonly used anti-cancer agent.  In December
1993, NeuTrexin was approved in the United States and Canada for use with concurrent leucovorin administration as an alternative therapy for the treatment of moderate-to-severe Pneumocystis carinii pneumonia ("PCP") in immunocompromised patients, including patients with AIDS, who are intolerant of or refractory to, trimethoprim-sulfamethoxazole therapy, or for whom trimethoprim-sulfamethoxazole is contraindicated.  Due to the improvement in drugs to treat AIDS patients, the use of NeuTrexin has steadily declined in recent years.

In September 1994, the EU's CPMP also recommended approval for NeuTrexin for use as treatment of moderate-to-severe PCP in immunocompromised patients.  NeuTrexin was designated a "high tech List B" drug under the CPMP's Concertation Procedure which provided for concurrent review of the dossier by the then 12 members of the EU and provides up to 10 years of regulatory exclusivity in the EU markets upon approval.  Following the positive CPMP recommendation, the Company received local regulatory approvals in 11 of the 12 original EU member countries.  As of December 31, 2000, local health regulatory approvals for NeuTrexin have been received in 31 countries outside the United States, including Canada, Denmark, France, Germany, Ireland, Luxembourg, the United Kingdom,
Spain, Greece, Sweden, Norway, Portugal, the Netherlands, Italy, Israel, and Argentina.

In mid-1999, MedImmune Oncology regained sole responsibility for the distribution, marketing and promotion of NeuTrexin in the United
States market, which had previously been conducted under a co-promotion agreement with ALZA.  ALZA is entitled to be paid residual commissions based on a percentage of NeuTrexin sales during the three-year period following the end of the co-promotion term.

Outside the United States, the Company has distribution or licensing agreements for NeuTrexin with a number of pharmaceutical companies, primarily affiliates of Schering.  To date, commercial sales of NeuTrexin outside the United States have been minimal.

In October 1995 and March 1996 the Company initiated two Phase 3 clinical studies to investigate the potential of NeuTrexin to treat colorectal cancer.  These trials include a Phase 3 trial of 5-fluorourocil ("5-FU") plus NeuTrexin or placebo in previously untreated patients with advanced colorectal cancer, and a Phase 3 trial of 5-FU and leucovorin with or without NeuTrexin in previously untreated patients with advanced colorectal cancer.  Patient enrollment in these trials is complete and the Company is collecting long-term survival data to meet current FDA requirements. There can be no assurance that data from these clinical trials will establish the efficacy of NeuTrexin in this indication, or that results from these trials will not adversely affect perceptions of
NeuTrexin in the marketplace.

NeuTrexin's orphan drug status in the United States for the approved PCP indication expired in December 2000.  Should the product gain FDA approval for the colorectal indication, it would be eligible for seven years of orphan drug marketing exclusivity for that indication.

Hexalen

Hexalen is an oral synthetic cytotoxic antineoplastic chemotherapeutic agent cleared for marketing by the FDA in December 1990 for use as a single agent in the palliative treatment of patients with persistent or recurrent ovarian cancer following first-line therapy with cisplatin and/or alkylating agent-based combination chemotherapy. The product has also been approved for the treatment of ovarian cancer in 24 countries outside the United States, including Canada, the United Kingdom, Australia, New Zealand, Israel,
Sweden, Norway, China, South Korea, Egypt and Hong Kong.

In November 2000, MedImmune Oncology signed a worldwide purchase agreement for Hexalen and all related assets and technology with MGI
Pharma ("MGI").  MGI intends to assume full product responsibilities early in 2001.  Under the terms of the agreement, MGI will pay the Company $7.2 million in cash plus royalties on sales of Hexalen for ten years.  The $7.2 million will be paid to the Company over
18 months.

Products In Development

Human Papillomavirus Vaccine

The Company is developing a vaccine against the human papillomavirus ("HPV") to prevent cervical cancer.  There are over 75 different types of HPV associated with a variety of clinical disorders, ranging from benign lesions to potentially lethal cancers.  Two types of HPV, HPV-16 and HPV-18, cause the majority of cervical cancer in the world. There are currently no vaccines to prevent HPV infection, which is estimated to affect 24 to 40 million men and women in the United States.

In December 1997, the Company announced a strategic alliance with GlaxoSmithKline ("GSK") to develop and commercialize the Company's
HPV vaccine.  Under the terms of the agreement, GSK receives exclusive worldwide rights to the Company's HPV vaccine technology and both companies will collaborate on research and development activities.  To date, the Company has received a total of $39.5 million in up-front payments, an equity investment, and research funding from GSK.  Pursuant to the agreement, the Company will continue to receive certain research funding; milestone payments, if specified development and sales goals are met; and royalties on any product sales.  Total funding and payments to the Company, exclusive of royalties, could total over $85 million.

Under the terms of the agreement, the Company conducts Phase 1 and Phase 2 clinical trials, manufactures clinical material for those studies and receives funding from GSK for these activities. GSK is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities.

The Company's strategy for vaccine development relies on a virus-like particle ("VLP") technology for producing a structurally identical, non-infectious form of the virus.  Scientists at the Company, in collaboration with a team at Georgetown University, first demonstrated the effectiveness of a VLP vaccine candidate using a dog model for papillomavirus infection.

In 2000, the Company and GSK  initiated several Phase 2 clinical programs. In July 2000, data from the initial Phase 1 studies were presented  at the International Papillomavirus Conference. This data included an evaluation of the HPV-16 and HPV-18 vaccine candidates, MEDI 503 and 504, and the combined version of the vaccine, MEDI-517.  The Phase I study for the HPV-16/HPV-18 vaccine involved 48 healthy, female volunteers.  These data demonstrated that in this study the vaccine was safe and generally well tolerated at the doses given.  The study also indicated that the vaccine has the potential to induce the desired immune response and the potential to produce neutralizing antibodies.

No assurance can be given that the current clinical trials or any future clinical trials will be successful, or if successful, would lead to a continuation of the programs in the indications currently studied or at all.

MEDI-507

MEDI-507 is a humanized monoclonal antibody derived from BTI-322, a rat monoclonal antibody the Company licensed from BioTransplant
Incorporated ("BioTransplant").  Both MEDI-507 and BTI-322 bind specifically to the CD2 antigen receptor found on T cells and natural killer ("NK") cells.  Laboratory studies suggest that BTI-322 and MEDI-507 primarily inhibit the response of T cells directed at transplant antigens while subsequently allowing immune cells to respond normally to other antigens.  The selectivity and long lasting effects of this inhibition suggest that these molecules may have potential utility in certain autoimmune diseases such as psoriasis and in applications in the transplantation field including treatment or prevention of graft-versus-host disease ("GvHD").  BTI-322 is a registered trademark of BioTransplant.

Under the terms of the agreement with BioTransplant, the Company is responsible for all activities related to commercialization.
BioTransplant will receive milestone payments at various stages of product development and royalties if the product is commercialized.  BioTransplant has retained the right to use BTI-322 and/or MEDI-507 in its proprietary ImmunoCognance systems.

Autoimmune diseases are of major medical importance worldwide and include common afflictions such as rheumatoid arthritis, multiple sclerosis, Crohn's disease and psoriasis.  Psoriasis is a common chronic, recurrent disease characterized by dry, scaling, red lesions on the skin.  Approximately six million Americans have psoriasis, with between 150,000 and 260,000 new cases reported each year. There is no cure for psoriasis and the treatments are often inconvenient, difficult to use, or have unwanted side effects.

The Company's current lead development program for MEDI-507 is in psoriasis.  The Company has completed enrollment in a Phase 1 single-dose intravenous study, a multi-dose intravenous Phase 1/2 study and a multi-dose subcutaneous Phase 1/2  study.

The Company has also conducted work with MEDI-507 in GvHD patients, naive stem cell transplant ("SCT") or bone-marrow transplant
("BMT") recipients.  Enrollment also continued in an open-label GvHD treatment trial in pediatric SCT or BMT patients.  Currently there are no agents approved for the treatment of GvHD in children.  GvHD is a potentially fatal complication of bone marrow or stem cell transplantation caused when certain white blood cells from the donor bone marrow attack the tissue of the recipient.

In December 2000, the Company presented data from a Phase 1/2  trial with MEDI-507 in patients with steroid-naive, severe GvHD that showed that MEDI-507 combined with conventional steroid therapy was well tolerated.  MEDI-507 has received orphan drug designation from the Office of Orphan Products Development of the FDA for the treatment of GvHD (see "Government Regulation").

No assurance can be given that the current clinical trials or any future clinical trials will be successful, or if successful, would lead to a continuation of the programs in the indications currently studied or at all.

Urinary Tract Infection Vaccine

The Company is developing a vaccine candidate to prevent urinary tract infections ("UTIs") caused by Escherichia Coli ("E. Coli"), a bacteria that causes 30 percent of all UTIs.  UTIs are a significant medical problem and one of the most common disorders prompting medical attention in otherwise healthy women and children.  UTIs result in more than 7 million physician and hospital visits per year at a cost of greater than $1 billion.  It is estimated that by age 30, roughly 50 percent of women have had at least one infection and as many as 10 percent are affected by recurrent infections.  Recent studies have shown that, on average, women who are 18-40 years old get one to two infections over a two year period.  Older adults are also at risk with the incidence as high as 33 out of
100 people.  Currently, there are no vaccines to prevent UTIs. Most infections can be treated with antibiotics; however, recurrence is common and emerging antibiotic resistant bacteria create an additional threat.

Early attempts to create a vaccine against UTIs targeted pili, hair-like protein appendages on the surface of bacteria.  Such attempts were not successful in protecting against a broad range of pathogenic bacteria, including E. coli, because of the strain-to-strain variation in the major component of the pili. The identification of specific proteins, or "adhesins," at the end of pili that facilitate the attachment of E. coli to human tissue, provided a novel target for vaccine development.  The Company's vaccine strategy is based on blocking these adhesins, thus preventing the disease-causing bacteria from binding and accumulating in the bladder.  The novel target of the Company's vaccine candidate is the FimH adhesin. FimH does not vary widely among the different strains of E. coli that cause UTIs.  The Company believes this is a requisite quality for development of a broadly effective UTI vaccine.

In September 2000, the Company presented data from its initial Phase 1 study, designed to test the vaccine's safety and tolerability, at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) in Toronto, Canada.  In this study, the vaccine was found to be safe, generally well tolerated and immunogenic.  There was also evidence of a clear dose response.  All volunteers receiving the vaccine developed serum antibodies and those with the best serum responses exhibited antibodies in urine and vaginal secretions.  When studied in tissue culture, the antibodies were found to prevent the bacteria from binding to human bladder cells.
The most common side effect observed in the study was mild to moderate pain at the injection site.

In the fourth quarter of 2000, the Company initiated its first Phase 2 study with its vaccine candidate to prevent UTIs.  No assurance can be given that this clinical trial, or any future clinical trials expected to be conducted, will be successful, or if successful, would lead to a continuation of the programs in the indications currently studied or at all.

Vitaxin

The Company is developing Vitaxin, an anti-angiogenic monoclonal antibody product, for potential use in both cancer and non-cancer indications.  During 2000, the Company completed preclinical development and scale up of Vitaxin in preparation for beginning Phase 1 clinical testing.

Angiogenesis is the growth of new blood vessels from pre-existing cells.  In solid tumors, angiogenesis allows new blood vessels to grow into solid tumor tissue, providing the growing tumor both a means of nutrient and oxygen uptake, and a possible route for tumor metastasis into other organs.  During angiogenesis, the solid tumor secretes growth factors that cause blood vessel-forming endothelial cells to multiply and extend toward the solid tumor.  These cells use a family of proteins called integrins to adhere to the surrounding tissue, allowing them to continue their extension toward the tumor. Vitaxin binds to specific integrins called alpha-v beta-3, found on newly sprouting blood vessels, stopping the growth of these blood vessels through apoptosis (programmed cell death).

In 1999, the Company acquired the worldwide rights to Vitaxin from Applied Molecular Evolution, Inc ("AME"), a biopharmaceutical company engaged in the development of novel therapeutics. Pursuant to this agreement, the Company is responsible for clinical development, manufacturing and commercialization of Vitaxin, will fund certain research to be performed by AME and will make future milestone and royalty payments on sales of any resulting products.

No assurance can be given that any future clinical trials will be successful, or if successful, would lead to a continuation of the programs in the indications currently studied or at all.

MEDI-491, B19 Parvovirus Vaccine

The Company is developing a vaccine to prevent B19 parvovirus infection.  Discovered in 1975, B19 parvovirus has been linked to a number of serious conditions including certain types of miscarriages in pregnant women, life-threatening sudden reduction of red blood cells in sickle cell anemia patients, chronic anemia in AIDS and chemotherapy patients, and persistent arthritis in some adults.  There are no agents available for the prevention of B19 parvovirus infection.

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

In 2000, the Company completed a Phase 1 study of MEDI-491 formulated with MF59.  The study was designed to evaluate the safety of the vaccine at two dose levels compared with placebo in 24 patients (12 volunteers per dose level).  The Company is currently analyzing the data.

In 1998, the Company entered into an agreement with Chiron Corporation ("Chiron") to use MF59, Chiron's proprietary vaccine adjuvant, to improve the antibody response of MEDI-491.  Pursuant to the agreement, the Company would provide payments to Chiron if certain milestones are achieved and would pay royalties on any commercialized products.

No assurance can be given that the current clinical trials or any future clinical trials will be successful, or if successful, would lead to a continuation of the programs in the indications currently studied or at all.

Streptococcus pneumoniae Vaccine

During 2000, the Company granted  GlaxoSmithKline ("GSK") a worldwide, exclusive license to its Streptococcus pneumoniae vaccine technology in exchange for an up-front payment and future milestones totaling more than $30 million, plus royalties on any product sales. Under the terms of the agreement, GSK is responsible for all clinical development, manufacturing and sales and marketing activities for the S. pneumoniae vaccine.  The Company completed the technology transfer to GSK during the fourth quarter of 2000.
Some of the technology licensed to GSK was originally licensed from Human Genome Sciences, Inc. ("HGS") and St. Jude's Childrens
Research Hospital.

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

No assurance can be given that pre-clinical development will be successful, or if successful, would lead to a continuation of the programs in clinical development.

Numax

The Company intends to continue to expand its franchise in RSV prophylaxis by developing a third-generation anti-RSV product that may be more potent than Synagis. Such a product may allow the Company to improve compliance, efficacy and patent position, thereby further protecting its position in the RSV marketplace.  In June 2000, the Company announced that it had developed several variants of Synagis that were greater than ten times more potent than Synagis in microneutralization studies. These anti-RSV antibodies were developed using AME's proprietary AMEsystem directed evolution technology. Variants were made by altering the complimentarity determining regions (CDRs) of Synagis, the part of the antibody that determines its specificity. Over 40,000 variants of Synagis were made and evaluated in total.  Variants that exhibited an improved RSV-binding profile were then tested to determine their ability to neutralize the RSV virus.  The Company is currently evaluating candidate molecules in animal models to determine the most appropriate candidate molecule to move forward as Numax into clinical evaluation.  AMEsystem is a trademark of AME.

No assurance can be given that any pre-clinical development or future clinical trials will be successful, or if successful, would lead to a continuation of the programs in the indications currently anticipated or at all.

Other Products

The Company continues to work on feasibility studies in a number of other areas.  Any of these programs could become more significant to the Company over the next 12 months; however, there can be no assurance that any of the new programs under review will generate viable product opportunities.  The Company may choose to address new opportunities for future growth in a number of ways including, but not limited to, internal discovery and development of new products, in-licensing of products and technologies, and/or merger or acquisition of companies with products and/or technologies.  Any of these activities may require substantial capital investment.

Products and Product Development Programs

The following table summarizes the indications and current status of the Company's products and product development programs.

Product                             Indication                                  Status(1)
Synagis RSV                         Prevention of RSV disease                   Marketed
Monoclonal                          in pediatric patients at
Antibody      ....                  high risk of RSV disease

CytoGam                             Prophylaxis of cytomegalovirus              Marketed
CMV Immune........                  disease associated with
Globulin .........                  transplantation of kidney,
                                    lung, liver, pancreas and heart

RespiGam                            Prevention of serious RSV                   Marketed
RSV Immune                          disease in infants with
Globulin       ...                  prematurity or lung disease

Ethyol   .........                  Reduction of cumulative                     Marketed
Cytoprotective ...                  renal toxicity associated
Agent    .........                  with repeated administration
                                    of cisplatin in patients with
                                    advanced ovarian cancer or non-
                                    small cell lung cancer

Ethyol   .........                  Reduction of the                            Marketed
Cytoprotective....                  incidence of moderate to
Agent    .........                  severe xerostomia in patients
                                    undergoing post-operative radiation
                                    treatment for head and neck cancer where
                                    the radiation port includes a substantial
                                    portion of the parotid glands

NeuTrexin.........                  For use with concurrent leucovorin          Marketed
Pneumonia.........                  administration as an alternative treatment
Treatment ........                  of moderate-to-severe
         .........                  Pneumocystis carinii pneumonia
         .........                  in immunocompromised patients,
                                    including patients with AIDS,
                                    who are intolerant of, or
                                    are refractory to, trimethoprim-
                                    sulfamethoxazole therapy or for
                                    whom trimethoprim-sulfamethoxazole
                                    is contraindicated

Synagis RSV                         Treatment of RSV disease in                 Phase 3
Monoclonal                          bone marrow transplant
Antibody (2)                        recipients

Synagis RSV                         Prevention of RSV disease in                Phase 4
Monoclonal .......                  children under 2 years of age
Antibody                            with cystic fibrosis

Synagis RSV                         Prevention of RSV disease in                Phase 3
Monoclonal                          children under 2 years of age
Antibody                            with congenital heart disease

Ethyol   .........                  Treatment of NSCLC in conjunction           Phase 3
Cytoprotective ...                  with cisplatin/vinblastine in NSCLC
agent    .........

Ethyol   .........                  Treatment of NSCLC in conjunction           Phase 3
Cytoprotective ...                  with carboplatin/paclitaxel in NSCLC
agent

Ethyol   .........                  Reduction in radiotherapy plus carboplatin  Phase 2/3
Cytoprotective ...                  toxicities in head and neck cancer
agent    .........

NeuTrexin.........                  Treatment of colorectal cancer              Phase 3
Anticancer........
Agent
         .........
MEDI-507                            Treatment of graft-versus-host              Phase 1
Monoclonal                          disease
Antibody
         .........
MEDI-507                            Treatment of psoriasis                      Phase 2
Monoclonal
Antibody

Ethyol   .........                  Subcutaneous administration in head         Phase 2
Cytoprotective ...                  and neck cancer
agent    .........

MEDI-491 B19                        Prevention of B19 parvovirus                Phase 1
Parvovirus                          infection
Vaccine

UTI Vaccine     ..                  Prevention of urinary tract                 Phase 2
(FimH Adhesin)                      infections caused by E. Coli

HPV Cervical Cancer                 Prevention of cervical cancer               Phase 2
Vaccine(3)

Vitaxin Anti-.....                  Treatment of cancer                         Phase 1
Alpha-V Beta-3....                  by inhibition of angiogenesis
Monoclonal .......
Antibody

Numax    .........                  Prevention of RSV disease                   Preclinical
RSV monoclonal ...                                                              Development
Antibody

---------------
(1)  "Phase  1" and "Phase  2" clinical trials generally involve administration of a product to a limited number of patients to evaluate safety, dosage and, to some extent, efficacy.
     "Phase  3" clinical trials generally examine the efficacy
     and safety of a product in an expanded patient population at multiple clinical sites.
(2)  This clinical trial is sponsored by the Cooperative
     Antiviral Studies Group of the National Institutes of Health
(3)  These products are being co-developed by the Company and
     GlaxoSmithKline.  The Company is entitled to certain
     milestone payments and royalties on any sales, if and when cleared for marketing by the FDA.  The specific clinical
     status of these products is not disclosed.

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

The second agreement allows Abbott exclusively to distribute Synagis outside the United States. The Company manufactures and sells
Synagis to Abbott at a price based on end user sales.  In August 1999, the EMEA granted marketing authorization for Synagis.  As of
December 31, 2000, the Company and Abbott had submitted a total of 58 regulatory applications for approval to market Synagis and have received approval in 43 countries.  No assurance can be given that any of the remaining applications submitted or any future submissions to any other countries for marketing licensure will be approved in a timely manner or at all.

ALZA Corporation

In December 1995, MedImmune Oncology entered into an exclusive marketing and distribution agreement with ALZA Corporation ("ALZA")
for Ethyol in the United States.  ALZA has exclusive rights to market Ethyol in the United States until April 2002, and is responsible for sales and marketing of the product.  The Company's oncology/immunology sales force co-promotes the product with ALZA in the United States.  The Company sells Ethyol to ALZA at a price based on a percentage of the net sales price of Ethyol in the
United States, and ALZA then sells Ethyol to the distributors and wholesalers that supply Ethyol for prescription sales. Following the expiration of ALZA's rights in 2002, marketing rights to Ethyol will revert to the Company, and ALZA will receive a royalty from the Company for nine years, based on sales of Ethyol in the United States.

ALZA was co-promoting NeuTrexin and Hexalen in the United States until mid-1999.  At that time, the Company regained sole responsibility for the distribution, marketing and promotion of these products in the United States.

GlaxoSmithKline

In December 1997, the Company entered into a strategic alliance with GlaxoSmithKline PLC ("GSK") to research, develop, manufacture and commercialize therapeutic and prophylactic HPV vaccines.  In exchange for exclusive worldwide rights to the Company's HPV technology, GSK provided the Company with an up-front payment of $15 million, future funding and potential developmental and sales milestones which together could total over $85 million, royalties on any product sales and an equity investment of $5 million.  Under the terms of the agreement, the companies will collaborate on research and development activities.  The Company conducts Phase 1 and
Phase 2 clinical trials and manufactures clinical material for those studies.  GSK is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities.

In July 2000, the Company granted GlaxoSmithKline a worldwide, exclusive license to its Streptococcus pneumoniae vaccine technology in exchange for an up-front payment and future milestones totaling more than $30 million, plus royalties on product sales. Under the terms of the agreement, GSK is responsible for all clinical development, manufacturing and sales and marketing activities for the S.
pneumoniae vaccine.  The Company completed the technology transfer to GSK in late 2000.  The technology licensed to GSK was originally licensed from Human Genome Sciences, Inc. and St. Jude's Childrens Research Hospital.

BioTransplant, Inc.

In October 1995, the Company and BioTransplant, Inc. ("BTI") formed a strategic alliance for the development of products to treat and prevent organ transplant rejection.  The alliance is based upon the development of products derived from BTI's anti-CD2 antibody,
BTI-322, the Company's anti-T cell receptor antibody, MEDI-500, and future generations of products derived from these two molecules
(such as MEDI-507, or humanized BTI-322).  Pursuant to the alliance, the Company received an exclusive worldwide license to develop and commercialize BTI-322 and any products based on BTI-322, with the exception of the use of BTI-322 in kits for xenotransplantation or allotransplantation.  The Company has assumed responsibility for clinical testing and commercialization of any resulting products.  The Company's clinical development efforts are focused on MEDI-507.  BTI may receive milestone payments which could total up to an additional $11 million, as well as royalties on any sales of BTI-322, MEDI-500, MEDI-507 and future generations of these products, if any.

Human Genome Sciences, Inc.

In July 1995, the Company entered into a collaborative research and development relationship with Human Genome Sciences, Inc. ("HGS")
to create antibacterial vaccines and immunotherapeutic products based upon the genomic sequences of bacteria.  One result of the collaborative research is the Streptococcus pneumoniae vaccine technology licensed to GlaxoSmithKline Biologicals in 2000.  Rights to another genomic sequence for vaccine development, Helicobacter pylori, were out-licensed to Oravax, Inc. and Aventis Pasteur in
November 1996 for license payments as well as milestone and royalty obligations.  Pursuant to a collaboration and license agreement between the Company and HGS, the Company will be solely responsible for the commercialization of any products developed through the collaboration, and HGS will be entitled to royalties based upon the extent to which any products jointly developed are covered by patents or license rights held by HGS.

Massachusetts Health Research Institute and Massachusetts Biologics Laboratories

In August 1989 and April 1990, the Company entered into a series of research, supply and license agreements with Massachusetts Health
Research Institute ("MHRI") and Massachusetts Public Health Biologics Laboratories, then a division of the Massachusetts Department of Public Health ("The State Lab"), covering products intended for the prevention or treatment of CMV and RSV infection and other respiratory virus infections by immune globulins or monoclonal antibodies.  The Company agreed to pay royalties on all sales using the licensed technology. Pursuant to the agreements, the Company paid $23.6 million in 2000, $18.4 million in 1999, and $17.8 million in 1998, for royalties, process development and manufacturing.

Schering-Plough Corporation

In  May 1993, MedImmune Oncology entered into an exclusive marketing and distribution agreement with Scherico, Ltd. ("Scherico"), an affiliate of Schering, for Ethyol in the countries comprising the EU and European Free Trade Association (the "European
Territories").  Under this agreement, Scherico purchases Ethyol from the Company at a price based on a percentage of the net sales price of Ethyol in Germany, United Kingdom, Spain, Italy and France.  Scherico's exclusive rights to market the product will continue through December 31, 2003.  At the end of the exclusive period, the Company may co-promote Ethyol with Scherico for two years, through December 31, 2005.  Thereafter, the Company will reacquire sole marketing rights, subject to an obligation to pay Scherico a royalty based on a percentage of net sales, if any, from the European Territories for a period of three years.  Scherico may terminate the agreement at any time by providing 180 days written notice.

MedImmune Oncology also entered into licensing agreements for Ethyol and NeuTrexin with affiliates of Schering for several additional territories outside the United States.  The licensees are required to pay the Company compensation based on their net sales of the products, and the Company sells the products to the licensees at an agreed upon price.

Applied Molecular Evolution

On February 25, 1999, the Company and Applied Molecular Evolution ("AME", formerly Ixsys, Inc.) announced an alliance to develop four monoclonal antibodies.  Under the terms of the alliance, AME would use its AMEsystem directed evolution protein engineering technology to optimize antibodies identified by the Company, and the Company would be responsible for clinical development, manufacturing and commercialization of any resulting products.  The Company made a $6.4 million equity investment in AME, will fund certain research to be performed by AME and will make future milestone and royalty payments on sales of any resulting products.

Also in February 1999, the Company entered into an exclusive license with AME for Vitaxin, an anti-angiogenesis monoclonal antibody.
As part of this agreement, the Company acquired worldwide rights to Vitaxin, and will be responsible for all clinical development and marketing for the product. AME will receive royalties on any future sales of the product, should it be approved for marketing.

Medarex, Inc.

On June 13, 2000, the Company and Medarex, Inc. ("Medarex") entered into an agreement to develop fully human antibodies to multiple antigens using Medarex's HuMAb-Mouse technology.  Under the terms of the agreement, the Company received an exclusive, worldwide license for the use of Medarex's HuMAb-Mouse technology for the development of antibodies against respiratory syncytial virus (RSV)
and an option to further license the use of this technology for additional antigens.  Medarex receives technology access fees and could also receive license and milestone payments, as well as royalties on any product sales.

American Home Products Corporation

The Company's strategic alliance with American Home Products ("AHP") provided for the co-development and co-promotion of RespiGam by the two companies.  The agreement provided for AHP to fund a portion of the cost of the development of RespiGam and to co-promote the product in the United States.  AHP shared in the profits and losses of RespiGam in the United States.  The alliance provides for the
Company to receive royalties on any sales of AHP's RSV subunit vaccine candidate, and for AHP to receive royalties on United States sales of Synagis.

Pursuant to an amendment to the agreement signed in December 1999, AHP's obligation to co-promote RespiGam in the United States was terminated.  In addition, AHP no longer shares in any profits or losses of RespiGam in the United States; the royalty obligations for
Synagis and AHP's RSV subunit vaccine candidate remain unchanged.

Other Agreements

The Company has a number of other collaborative and business agreements with academic institutions and business corporations, including agreements with:  1) Washington University in St. Louis, Missouri covering development of pilus-based anti-bacterial vaccines;  2) Georgetown University, the German Cancer Research Center and the University of Rochester covering development of vaccines for human papillomaviruses; 3) Chiron Corporation covering supply of MF59, a proprietary vaccine adjuvant to be used for B19 parvovirus and E.coli development; 4) Alkermes to develop a pulmonary formulation of Numax targeting RSV; and 5) University of Texas covering Fc technology to increase the half life of an antibody.  In addition, the Company has license agreements with third parties for CytoGam, RespiGam, Synagis and substantially all of its other potential products.  Under such license agreements the Company is obligated to pay royalties on any sales of these products.

Marketing and Sales

The Company has developed a sales and marketing organization which it believes is responsive to the increased importance of managed care and the need of the healthcare industry to provide higher quality care at lower costs.

The Company now employs approximately 240 people devoted to sales and marketing of its products in the United States.  Approximately
50 sales and managed care representatives cover approximately 500 hospitals and clinics in the United States, which specialize in transplantation and/or pediatric/neonatal care, for the promotion of CytoGam and Synagis or RespiGam, respectively.  Each of these 50 sales representatives is responsible for promoting all three of these products.  Approximately 90 pediatric specialty sales specialists cover the top 10,000 pediatric hospitals in the United States for the promotion and detailing of Synagis and RespiGam.
Approximately 25 oncology/immunology specialists and one national accounts manager are devoted to sales and marketing of Ethyol and
Hexalen (prior to its sale to MGI Pharma) to oncologists practicing in cancer treatment centers, large hospitals and private medical practices. These oncology/immunology specialists are also responsible for sales and marketing of  NeuTrexin to physicians treating patients at risk for PCP.

The Company has co-promotion agreements with Abbott, through its Ross Products division, and with ALZA to co-promote its products in the United States.  Through its 500 sales representatives, the Ross Products division details Synagis to 27,000 office-based pediatricians and 6,000 birth hospitals.  ALZA has approximately 90 sales and managed care representatives selling Ethyol in the
United States to medical and radiation oncologists.

Sales outside the United States are made through distributors.  Abbott serves as the Company's exclusive distributor for Synagis outside of the United States.  Scherico is the exclusive distribution partner for Ethyol in the countries comprising the European
Territories.  Scherico and other affiliates of Schering have various other licensing and distribution arrangements for Ethyol and
NeuTrexin outside of the United States.  In 2000, CytoGam, Hexalen, NeuTrexin and RespiGam were marketed outside of the United States under distribution agreements with various companies.

Manufacturing and Supply

The Company has entered into manufacturing, supply and purchase agreements in order to provide production capacity for all of its products.

The Company has a manufacturing and supply agreement with Boehringer Ingelheim Pharma KG ("BI") to provide supplemental production capacity for Synagis, a humanized monoclonal antibody product.  BI is currently the primary manufacturer of Synagis.  BI also fills and packages Synagis produced at its facility.  The BI facility is subject to inspection and approval by the appropriate regulatory authorities in connection with maintaining its FDA licensure as well as for obtaining and maintaining approval from certain ex-U.S.
countries.  While the Company's Frederick manufacturing facility ("FMC") was licensed for production of Synagis by the FDA in
December 1999, the Company will continue for the foreseeable future to rely upon BI for production of additional quantities of
Synagis in order to meet expected worldwide demand for the product.  Should BI be unable to supply Synagis to the Company for any reason, there can be no assurance that the Company would be able to secure an alternate manufacturer in a timely basis or without increased cost.

The Company's manufacturing facility in Frederick, Maryland is a multi-use biologics facility containing a cell culture production area for the manufacture of recombinant products, such as Synagis and MEDI-507, if and when MEDI-507 is cleared for marketing by the
FDA.  In addition, the facility is intended to provide production capacity for the manufacture of immune globulins and by-products from human plasma. The Company's amendment to its BLA for approval of the facility for production of Synagis was approved in December
1999.  There can be no assurance that the facility will receive regulatory approval for its other intended purposes.  The Company has limited experience in commercial manufacturing. Accordingly, the Company may encounter risks associated with commercial manufacturing, including cost overruns, product defects and environmental problems.  Furthermore, there can be no assurance that the
Company will be able to manufacture products at a cost that is competitive with third party manufacturing operations or that the production yields will be comparable or better than those achieved at third party manufacturing operations.

The Company's pilot plant facility in Gaithersburg, Maryland was licensed by the FDA for the commercial production of Synagis in June
1998.  This site produces materials for the Company's clinical trials.  Materials currently being used in clinical trials for
MEDI-507, UTI vaccine, Vitaxin and MEDI-491 have been produced at the Company's pilot plant.

The Company executed an agreement with Chiron Corporation ("Chiron") effective in April 1998, pursuant to which Chiron fills and packages Synagis produced at the Gaithersburg pilot plant and Frederick manufacturing plant.  The term of the agreement is for three years.  The Company is currently renegotiating an extension of this contract.  Should Chiron be unable to fill and package Synagis for any reason, there can be no assurance that the Company would be able to secure an alternate provider without increased costs or in a timely manner.

CytoGam and RespiGam are produced from human plasma collected from donors who have been screened to have high concentrations of antibodies against CMV and RSV, respectively.  Human plasma for CytoGam and RespiGam is converted to an intermediate raw material
(Fraction II+III paste).  The State Lab, which holds the sole product and establishment licenses for CytoGam and RespiGam, processes the Fraction II+III paste into bulk product.

In December 2000, the Company received approval from the FDA for an amendment to the establishment license held by the State Lab to allow production of Fraction II + III paste for CytoGam at the FMC.  The Company has an agreement with Aventis Pasteur ("AP") to fill and package CytoGam and RespiGam.  If the State Lab or AP is unable to satisfy the Company's product requirements on a timely basis or is prevented for any reason from manufacturing its products, the Company may be unable to secure an alternative supplier or manufacturer without undue and materially adverse operational disruption and increased cost.

The Company incurs significant fixed costs associated with the operation of the FMC.  Further the Company currently has unutilized capacity in the plasma production portion of the FMC.  Should the Company be unable to produce Fraction II & III paste at the FMC for any reason there can be no assurance that an alternate manufacturer could be arranged at a comparable cost, or at all, or that the
Company would not continue to incur fixed costs that might not be offset by product sales.

The Company also operates a small volume parenteral products manufacturing facility in Nijmegen, the Netherlands.  This manufacturing facility received the approval of the Dutch regulatory authorities and is now able to manufacture Ethyol and the finished dosage form of NeuTrexin for commercial sale in Europe.  The Nijmegen manufacturing facility has also been inspected by the FDA and approved as a manufacturing site for NeuTrexin and Ethyol for commercial sale in the United States.

The Company relies on third parties to manufacture drug substance for Ethyol and NeuTrexin, and to a decreasing but still important extent, on third parties to manufacture these finished drug products.

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

Government Regulation

The production and marketing of the Company's products and research and development activities are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries.  In the United States, vaccines, biologics, drugs and certain diagnostic products are subject to FDA review and licensure.  The federal Food, Drug and Cosmetics Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, licensure, advertising and promotion of such products.  No assurances can be given that any products under development will be licensed for marketing by the FDA or, if approved, that the product would be successfully commercialized or maintained in the marketplace.  Noncompliance with applicable requirements could result in fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve product license applications, restrictions on the Company's ability to enter into supply contracts and criminal prosecution.  The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

The Orphan Drug Act was established to encourage development of drugs for rare diseases and conditions affecting a small patient population (generally fewer than 200,000 people).  Orphan designation of a product can potentially provide a company with seven years of market exclusivity if the company is the first to receive FDA product marketing approval for the orphan drug in the designated indication.  Additionally, this designation provides a company with tax credits of 50 percent for qualified clinical research expenses and the opportunity for clinical research grants.  CytoGam, RespiGam, Ethyol, NeuTrexin and MEDI-507 have been designated as orphan drugs for certain indications by the FDA.  Accordingly, (1) CytoGam has market exclusivity for use in lung, liver, pancreas, and heart transplants until December 2005; (2) RespiGam has market exclusivity for its currently licensed indication through January
17, 2003; (3) Ethyol has market exclusivity for its currently licensed chemoprotective indication for patients with ovarian cancer through December 2002, and for its radioprotective indication through June 2006; and (4)  NeuTrexin had market exclusivity for its currently licensed PCP indication through December 2000.  Ethyol has also been designated as an orphan drug for use as a chemoprotective agent for use with cyclophosphamide in the treatment of advanced ovarian carcinoma, as a chemoprotective agent for use with cisplatin in the treatment of metastatic melanoma, for the treatment of myelodysplastic syndromes, and for the reduction of the incidence and severity of cisplatin-induced toxicities.  NeuTrexin has also been designated as an orphan drug for the treatment of metastatic colorectal adenocarcinoma, metastatic carcinoma of the head and neck, pharynx and larynx, pancreatic adenocarcinoma and advanced non-small cell carcinoma of the lung and osteogenic sarcoma.  MEDI-507 has been designated as an orphan drug for the treatment of graft versus host disease.  MEDI-491 has been designated as an orphan drug for prevention of transient aplastic crisis in people with sickle cell anemia.  Accordingly, each of these products would have market exclusivity for seven years from the date of FDA approval if it is the first product approved by the FDA for treatment of the designated orphan indication.  The orphan drug designation for CytoGam for use in kidney transplants expired in 1997.

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

The Company is aware of certain potentially competitive products targeting areas of medical interest to the Company, including cytomegalovirus ("CMV"), respiratory syncytial virus ("RSV"), psoriasis, human papillomavirus ("HPV") infections and organ graft rejection.  In the prevention of CMV disease, the Company's CytoGam competes with several other products including other antiviral drugs, standard immune globulin preparations and intravenous and oral ganciclovir, marketed by Hoffmann-La Roche Inc.  The Company is aware that a number of physicians have prescribed CytoGam in combination with ganciclovir for the prevention of CMV disease in certain patients.

The Company believes that for the prevention of RSV disease, Synagis and RespiGam are the only products currently available. However, the Company is aware of one product in the United States, ribavirin, which is indicated for the treatment of RSV disease.  The existence of this product, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company.

Many companies, including well known pharmaceutical companies, are marketing anticancer drugs and drugs to ameliorate or treat the side effects of cancer therapies, and are seeking to develop new products and technologies for these applications.  Many of these drugs, products and technologies are, or in the future may be, competitive with the Company's oncology products.  In the United
States, the Company believes that Bristol-Myers Squibb Company holds the largest share of the chemotherapy market both in terms of approved products and annual sales, and therefore dominates the marketplace.  Other companies maintaining an active oncology marketing and sales presence include Schering-Plough Corporation, Pharmacia & Upjohn, AstraZeneca, Hoffmann-La Roche, Inc., Johnson &
Johnson, Immunex Inc. (a subsidiary of American Home Products), Amgen, Inc., Chiron Corporation, Aventis SA, Eli Lilly and Company
and GlaxoSmithKline p.l.c.  Many of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the Company and may be better equipped than the Company to develop, market and manufacture these therapies.  No assurance can be given that the oncology drugs developed by the Company will be able to compete successfully against therapies already established in the marketplace or against new therapies that may result from advances in biotechnology or other fields which may render the Company's oncology drugs less competitive or obsolete.  In addition, the Company's oncology drugs may become subject to generic competition in the future.

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

EXECUTIVE OFFICERS OF THE COMPANY
                                                                                                   Officer
Name                                       Age     Position                                          Since

Wayne T. Hockmeyer, Ph.D.                   56     Chairman                                           1988
David M. Mott                               35     Chief Executive Officer and Vice Chairman          1992
Melvin D. Booth                             56     President and Chief Operating Officer              1998
James F. Young, Ph.D.                       48     President,  Research and Development               1989
Franklin H. Top, Jr., M.D.                  65     Executive Vice President and Medical Director      1988
Armando Anido                               43     Senior Vice President, Sales and Marketing         1999
Edward M. Connor, M.D.                      48     Senior Vice President, Clinical Affairs            1999
Bogdan Dziurzynski                          52     Senior Vice President, Regulatory Affairs and      1994
                                                   Quality Assurance
Scott Koenig, M.D.                          48     Senior Vice President, Research                    1999
Gregory S. Patrick                          49     Senior Vice President and Chief Financial          2001
                                                   Officer
Michael S. Richman                          39     Senior Vice President, Business Development &      2000
                                                   Administration

Dr. Wayne T. Hockmeyer founded the Company in April 1988 as President and Chief Executive Officer and was elected to serve on the
Board of Directors in May 1988.  He became Chairman of the Board of Directors in May 1993.  Dr. Hockmeyer relinquished his position as Chief Executive Officer in October 2000 and now serves as the Chairman of the Board of Directors.  Dr. Hockmeyer earned his bachelor's degree from Purdue University and earned his Ph.D. from the University of Florida in 1972.  Prior to founding the Company, he served as a commissioned officer in the United States Army from 1966 to 1986.  From 1980 to 1986 he was Chairman of the Department
of Immunology at the Walter Reed Army Institute of Research.  In 1986, Dr. Hockmeyer joined Praxis Biologics as Vice President of
Research and Development  and was there until founding the Company in 1988.  Prior to his business career, Dr. Hockmeyer was recognized internationally for his research on malaria vaccines.  Dr. Hockmeyer has authored more than 70 papers and articles in the immunology and vaccine development fields.  He is a Paul A. Siple Medal winner.  His achievements in business were recognized in 1993 when he was selected as the "Ernst & Young  Greater Entrepreneur of the Year.  Dr. Hockmeyer was recognized, in 1998, by the
University of Florida as a Distinguished Alumnus.  Active in other leadership roles, Dr. Hockmeyer was appointed by Governor Parris
Glendening to the Maryland Economic Development Commission and the Maryland Technology Development Corporation.  He is a member of the Board of Directors of Digene Corporation, Aviron, Intermune Pharmaceuticals, Inc., GenVec, Inc. and Advanced Pharma, Inc.  Dr.
Hockmeyer is also a member of the Board of Directors of the Biotechnology Industry Organization, the Technology Council of Maryland,
a member of the Board of Visitors of the University of Maryland Biotechnology Institute and the Board of Advisors of the Institute of
Human Virology.

In October 2000, Mr. Mott became the Company's Chief Financial Officer. He joined the Company in April 1992 as Vice President, with responsibility for business development, strategic planning and investor relations.  In 1994, Mr. Mott assumed additional responsibility for the medical and regulatory groups, and in March 1995 was appointed Executive Vice President and Chief Financial
Officer.  In November 1995, Mr. Mott was appointed to the position of President and Chief Operating Officer and was elected to the
Board of Directors.  In October 1998, Mr. Mott was appointed Vice Chairman and Chief Financial Officer.  Mr. Mott is Chairman of the
Board of Directors of Conceptis Technologies and serves as a member of the Board of Trustees of St. James School.  He holds a bachelor of arts degree in economics and government from Dartmouth College.

Mr. Booth joined the Company in October 1998 as President and Chief Operating Officer and was elected to serve on the Board of
Directors in November 1998.  Prior to joining the Company, he was President, Chief Operating Officer and a member of the Board of
Directors of Human Genome Sciences, Inc. from July 1995 until October 1998.  Prior to this time, Mr. Booth was employed at Syntex
Corporation from 1975 to 1995, where he held a variety of positions, including President of Syntex Laboratories, Inc. from 1993 to
1995 and Vice President of Syntex Corporation from 1992 to 1995.  Mr. Booth is a member of the Board of Directors of NovaScreen
Biosciences Corporation and Spacehab, Inc.  Mr. Booth graduated from Northwest Missouri State University and holds a Certified Public
Accountant Certificate.

In December 2000, Dr. Young was promoted to the position of President, Research and Development. He joined MedImmune in 1989 as Vice
President, Research and Development.  In 1995, he was promoted to Senior Vice President and in 1999 he was promoted to Executive Vice
President, Research and Development.  Dr. Young received his doctorate in microbiology and immunology from Baylor College of Medicine in Houston, Texas and bachelor of science degrees in biology and general science from Villanova University.

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

Mr. Anido, prior to joining the Company in 1999, was Vice President of CNS Marketing at Glaxo Wellcome, Inc. from 1996 to 1999.
Prior to this time, Mr. Anido served in various positions at Lederle Laboratories from 1989 to 1995, culminating in his service as the Vice President of Anti-Infectives Marketing.  Mr. Anido is a registered pharmacist, and holds a Bachelor of Science in pharmacy and a Master of Business Administration degree from West Virginia University.

Dr. Connor joined the Company in 1994 as the Director of Clinical Studies.  He was promoted in 1995 to Vice President of Clinical
Development, and then to Senior Vice President, Clinical Development in 1999.  Dr. Connor holds a bachelor's degree in biology from
Villanova University and a medical degree from University of Pennsylvania School of Medicine.  He is board certified in pediatrics and is a consultant in pediatric infectious diseases.

Mr. Dziurzynski, prior to joining the Company in 1994, was employed by Immunex Corporation beginning in 1988, culminating in the position of Vice President of Regulatory Affairs and Quality Assurance.  Mr. Dziurzynski holds an undergraduate degree in psychology from Rutgers University and a Master of Business Administration from Seattle University.

Dr. Koenig joined the Company in 1990 as the Director of Immunology.  He was promoted to Director of Research in 1994, and in 1995,
Dr. Koenig was promoted to Vice President of Research.  In 1999 he was promoted to Senior Vice President, Research.  Dr. Koenig holds a medical degree from the University of Texas Health Science Center at Houston, a doctorate in Immunology from Cornell University
Graduate School of Medical Sciences, and a Bachelor of Arts degree from Cornell University.  He is a board-certified specialist in
Allergy and Immunology and Internal Medicine.

Mr. Patrick joined the Company in February 2001 as Senior Vice President and Chief Financial Officer.  Prior to joining the Company, he was Chief Financial Officer for Ventiv Health, Inc.,  a spinoff of global marketer Snyder Communications, from 1999 through 2000.
Prior to this time, Mr. Patrick was employed by Merck & Company, Inc. from 1985 to 1999.  During this period, Mr. Patrick held a series of positions, including Vice President and Group Controller in 1999, and Vice President and Controller of the manufacturing division from 1991 to 1999.  Mr. Patrick received a master of business administration degree in finance from New York University, and a master of engineering degree and a bachelor of science degree in environmental engineering with a minor in chemical engineering from Rensselaer Polytechnic Institute.

Mr. Richman joined the Company in 1996 as the Vice President of Business Development.  He was promoted to Senior Vice President,
Corporate Development and Administration in 2000.  Prior to Joining MedImmune, from 1985 to 1996, Mr. Richman held a number of leadership positions at Chiron Corporation, in areas including research, intellectual property and business development.  Mr. Richman received his master of science degree in international business from San Francisco State University and his bachelor of science degree in genetics and molecular biology from the University of California at Davis.

EMPLOYEES

As of December 31, 2000, the Company had 790 full time employees. The Company considers relations with its employees to be good.

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

We do not expect any of the products we have under development to be commercially available prior to 2003 and they may never become commercially available.

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

Significant costs could result from our manufacturing facility: Our Frederick manufacturing facility could result in significant costs to us.  We received approval from the FDA in 1999 for an amendment to our Biologics License Application for the production of
Synagis at the Frederick manufacturing facility.  Additionally, we received approval from the FDA in December 2000 for an amendment to the license held by the State Lab for approval of a portion of the production of CytoGam.  Currently, we have excess capacity in the plasma production portion of the Frederick facility.  We will continue to incur substantial fixed costs associated with the facility that may not be offset by product revenues.

We have limited experience in commercial manufacturing:  We may encounter many new risks associated with commercial manufacturing, such as: Manufacturing processes appropriate for low-volume production may not be suitable for higher-volume production; costs of operating and maintaining the production facility may be in excess of our expectations; product defects may result; contamination of product or product loss could occur; our production process may result in environmental problems; and we may not be able to manufacture products at a cost that is competitive with third party manufacturing operations.  If we were to experience any one or more of these problems, there could be a material adverse effect on our business, financial condition or results of operations.

We are dependent on third party manufacturers and suppliers: We are currently, and for the foreseeable future expect to be, dependent on a limited number of contract manufacturers for some or all of the manufacture of our current and future products (if any).  We depend on Boehringer Ingleheim Pharma KG ("BI") to produce the majority of the Synagis we sell.  BI's facility is subject to inspection and approval by both United States and foreign regulatory authorities in order to maintain its license to manufacture our products.  Should BI be unable to supply Synagis to us for any reason, there can be no assurance that we would be able to secure an alternate manufacturer on a timely basis or without increased cost.

We depend on the University of Massachusetts, Massachusetts Biologics Laboratories ("the State Lab") for production of our plasma derived products.  The State Lab holds the sole product and establishment licenses from the FDA for the manufacture of CytoGam and
RespiGam.  We rely on the State Lab to manufacture all of the bulk product for CytoGam we sell.  We rely on the State Lab to produce all the RespiGam we sell.  We also rely on Aventis Pasteur to package and fill all our plasma derived products.  Our manufacturing arrangements with the State Lab are renegotiated annually.  We cannot guarantee that any new arrangements will be on terms favorable to us.  In addition, we rely on a limited number of suppliers to obtain substantially all of the plasma used as raw material for the production of CytoGam and RespiGam.  The State Lab or these suppliers of raw material could fail to meet our requirements for the production of CytoGam and RespiGam.  If we were unable to obtain these products on reasonable terms or at all, we could be unable to secure alternative suppliers or manufacturers without unduly disrupting our operations.  Such a disruption could have a materially adverse effect on our business, financial condition or results of operations.  We have previously experienced shortages of CytoGam and RespiGam, which has limited sales of these products without reducing our sales and marketing costs.

We depend on third parties to manufacture the drug substance for Ethyol and NeuTrexin.  We also depend, to a decreasing but still important extent, on third parties to manufacture our finished oncology drug products under contract.  There can be no assurance that third party manufacturers will give our orders highest priority, or that we would be able to readily find substitute manufacturers without significant delays or increased costs.

Our research and development activities are costly and may not be successful:  A considerable portion of our annual operating budget is spent on research, development and clinical activities.  We are currently developing numerous products that may never reach clinical trials, achieve success in the clinic, be submitted to the appropriate regulatory authorities for approval, or be approved for marketing or manufacturing by the appropriate regulatory authorities.

Further, we rely on numerous third parties to assist us in various stages of the development process.  Third-party contract costs are typically substantial.  In addition, the third party contractors we use may be unable to complete their work in a timely fashion or in a manner that is satisfactory to us.  Should they be unable to meet our needs we may have to incur substantial additional costs, which could have a material adverse effect on our business, financial condition, or results of operation.

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

The FDA also has the authority to revoke product licenses and establishment licenses previously granted to us.  Currently, we are marketing Ethyol for the treatment of patients with NSCLC.  This indication was approved under the FDA's Accelerated Approval
Regulations.  These regulations require that we conduct clinical studies to verify and describe the clinical benefit of the approved indication.  We have completed trials which we anticipate will be sufficient to meet the FDA's requirements.  If the FDA is not satisfied that we have met the requirements, they may withdraw their approval of Ethyol in the NSCLC indication.  Should the FDA revoke any product or establishment licenses granted to us, this could have a material adverse effect on our business, financial condition, or results of operations.

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

Changes in foreign currency exchange rates or interest rates could cause us losses:  We have entered into foreign exchange forward contracts which could result in losses.  Because we have contracts for the future purchase of inventory which are denominated in foreign currencies, there is a chance that foreign currency exchange rate changes could result in increases or decreases in the actual cost of our purchases.  To reduce the risk of unpredictable changes in the cost of our purchases, we may enter into forward foreign exchange contracts, which allow us to purchase, for a fixed price on a specific date in the future, the amount of foreign currency necessary to pay for our contractual purchase of inventory.  Fluctuations in the anticipated payment date for the inventory could require us to adjust the date of the contract, which could result in a change in the foreign currency exchange rate, which could have a material adverse effect on our financial condition.  Additionally, certain of our distribution agreements outside the
United States provide for us to be paid based upon sales in local currency.  Changes in foreign currency exchange rates could adversely affect the amount we expect to collect.

A discussion of our accounting policies for financial instruments and further disclosure relating to financial instruments is included in the Notes to Financial Statements, located in Part II, Item 8 of this report.

The success of our products may be limited by government and third-party payors: The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may negatively affect sales of our products.  In some foreign markets, pricing and profitability of pharmaceutical products is subject to governmental control.  In the United States, there have been, and we expect there will continue to be, various Federal and state proposals to implement similar government controls over pricing and profitability.  The adoption by Federal or state governments of any such proposals could limit the commercial success of our existing or any future products.

Both in the United States and elsewhere, sales of pharmaceutical products depend on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans.  Third-party payors are increasingly challenging the prices charged for products, and are limiting reimbursement levels offered to consumers for these products.  To the extent that third-party payors focus their efforts on our products, sales of our products could be negatively impacted.

ITEM 2.  PROPERTIES

The Company's principal executive and administrative offices and research and development facilities are located in Gaithersburg,
Maryland.  The facilities occupy approximately 104,000 square feet and are leased until 2006.  In December 2000, the Company signed a letter of intent to execute a fifteen year lease with renewal options for approximately 210,000 square feet of administrative and research and development space.  Construction of the new facilities, also located in Gaithersburg, Maryland, is expected to be completed in fall of 2002 at which time the Company expects to sublease its current facilities.  In addition, the letter of intent includes agreements for approximately 16,000 square feet of temporary lease space until the new facilities are completed.  The temporary leases begin in 2001 and extend for five years; however, the Company has the option to terminate the leases at any time with six months notice.  The Company has secured options for additional administrative and research and development space, if needed, through 2015.

The Company also owns 56,000 square feet of administrative and warehouse space and a 91,000 square foot multi-use biologics facility in Frederick, Maryland.  The biologics facility includes a cell culture production area used for manufacture of products such as
Synagis, and is also used for the manufacture of immune globulins and by-products from human plasma.  In addition to its Maryland facilities, the Company leases warehouse space in Nijmegen, the Netherlands, of approximately 9,000 square feet, which is subject to a lease that extends through 2003.

The Company previously leased approximately 37,000 square feet of administrative and laboratory space in West Conshohocken,
Pennsylvania and Exton, Pennsylvania.  The leases were terminated during 2000.  In addition, the Company terminated leases for approximately 10,000 square feet of administrative space in the United Kingdom during 2000.

The Company believes that its current facilities and anticipated additions are adequate to meet its research and development, commercial production, and administrative needs.

ITEM 3.  LEGAL PROCEEDINGS

In 1996, the Company entered into a Material Transfer Agreement and a Confidentiality Agreement with MediGene AG ("MediGene")
relating to human papillomavirus vaccine ("HPV") technology in which the Company had a potential interest.  In 1997, the Company learned information that caused it to believe that such technology had been developed by employees of  Loyola University of Chicago
("Loyola").  As a result, the Company acquired from Loyola a license to patent applications directed to such technology.  The Company granted to GlaxoSmithKline a sublicense under the Loyola license.

In 1998, MediGene AG initiated a legal action against Loyola University of Chicago and the Company in the U.S. District Court for the
Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the Company with
MediGene's alleged contractual and prospective business relationships with Loyola and GlaxoSmithKline.  The claims relate to human papillomavirus vaccine technology allegedly covered by contracts between MediGene and the Company and by a license agreement from
Loyola to the Company, under which the Company granted a sublicense to GlaxoSmithKline.  MediGene claims monetary damages from the
Company and ownership of the patents in question, as well as rescission of the Company's license agreement from Loyola or rights as a third-party beneficiary thereof.

In November 2000, the Company and Loyola moved for summary judgment seeking dismissal of all claims.  In December 2000, the District
Court granted partial summary judgment in favor of the defendants, dismissing the tortious interference with contract claim against the Company and the breach of contract claim against Loyola.  The Court reserved ruling on the summary judgment motion with regard to the remaining claims pending additional briefing and a hearing scheduled for March 12, 2001.  The previously scheduled trial date of
January 8, 2001 was vacated.

In October 2000, Celltech Chiroscience Limited ("Celltech") commenced a legal proceeding against the Company in the U.K. High Court of Justice, Chancery Division, Patents Court.  Celltech alleges that the Company failed to pay royalties with respect to its sales of
Synagis as required by a license agreement dated January 19, 1998.  Under the agreement, the Company obtained from Celltech a worldwide license to make, use and/or sell product under a patent (and related applications) pertaining to humanized antibodies.  In the proceeding, Celltech seeks payment of royalties, with interest, and certain costs, including attorney's expenses.  The Company has filed answering papers denying that any royalties are due on the basis that Celltech's patent does not cover Synagis and has notified the court that the Company intends to seek dismissal of the case on the grounds that the legal doctrine of prosecution history estoppel prevents Celltech from claiming that its patent covers Synagis.

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

After consultation with its counsel, the Company believes that it has meritorious defenses to the claims referred to above and it is determined to defend its position vigorously.  While it is impossible to predict with certainty the eventual outcome of these proceedings, the Company believes they are unlikely to have a material adverse effect on its financial position but might have a material adverse effect on its results of operations for a particular period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR MEDIMMUNE, INC.'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on The NASDAQ Stock Market under the symbol "MEDI".  At February 16, 2001, the Company had 1,723 common stockholders of record.  This figure does not represent the actual number of beneficial owners of common stock because shares are generally held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

The following table shows the range of high and low closing prices and year end closing prices for the common stock for the two most recent fiscal years, adjusted to reflect a three-for-one stock split on June 2, 2000.

                                               2000                                    1999

                                             High              Low                  High               Low

   First Quarter                           $76.25           $43.00                $22.00            $14.33
   Second Quarter                           80.69            42.00                 24.67             15.00
   Third Quarter                            86.13            57.75                 40.21             22.96
   Fourth Quarter                           72.63            44.63                 58.60             29.67
   Year End Close                          $47.69                                 $55.29

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  The Company currently intends to retain any earnings to fund future growth, product development, and operations.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

RESULTS FOR THE YEAR                                         2000              1999*            1998*         1997*         1996*
Total revenues                                           $540,495           $383,375         $227,221       $105,748       $45,565
Gross profit                                              368,483            266,622          107,988         39,315        23,933

Net earnings/(loss)                                       111,1563            93,3712          47,1871       (44,804)       (32,358)

Earnings/(loss) per share

Earnings
  Basic                                                     0.534               0.49             0.28         (0.30)        (0.24)
  Diluted                                                   0.504               0.44             0.24         (0.30)        (0.24)

YEAR END POSITION
 Cash and marketable
      securities                                         $526,254           $270,394         $176,860       $101,246       $74,716
 Total assets                                           1,006,575            648,424          405,777        232,717       106,443
 Long-term debt                                            10,302             11,856           87,910         90,276         3,829
 Shareholders' equity                                     843,582            537,079          248,566         87,560        80,673

PRO FORMA RESULTS
The following data represents  the Company's pro forma financial results assuming a retroactive adoption of a change in accounting (SAB 101).

Total revenues                                           $540,495           $385,222         $204,209        $87,624         $45,351
Net earnings                                              144,977             94,5052          33,0581       (62,928)        (32,572)
Earnings/(loss) per share
   Basic                                                     0.69               0.50             0.19          (0.42)          (0.26)
   Diluted                                                   0.66               0.45             0.17          (0.42)          (0.26)

*Note: Earnings/(loss) per share data have been restated to give effect for the three-for-one stock split on June 2, 2000.

 1 Includes deferred income tax benefit of $47,428.
 2 Includes deferred income tax benefit of $40,973.
 3 Includes charge for cumulative effect of change in accounting principle, net of tax, of $33,821.
 4 Includes a charge of $0.16 per share for the cumulative effect of a change in accounting principle.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(thousands, except per share amounts)

2000 Quarter Ended

                                                      Dec. 31        Sept. 30*         June 30*        March 31*
  Net sales                                          $227,394          $47,246         $25,387          $195,776
  Gross profit                                        172,890           31,472          13,373           150,748
  Earnings (loss) before cumulative
  effect of a change in accounting
  principle                                            79,442            8,440          (5,303)           62,398
  Net earnings (loss)                                  79,442            8,440          (5,303)           28,577
  Earnings (loss) per share before
  cumulative effect of change in
  accounting principle:
    Basic                                               $0.38            $0.04          ($0.03)            $0.30
    Diluted                                             $0.36            $0.04          ($0.03)            $0.29
  Net earnings (loss) per share:
    Basic                                               $0.38            $0.04          ($0.03)            $0.14
    Diluted                                             $0.36            $0.04          ($0.03)            $0.13

*Note:  Amounts for each of the first three quarters of 2000 have been restated to give effect for the implementation of a change in accounting (SAB 101) in the fourth quarter, retroactively to January 1, 2000.  The impact of the change resulted in an increase in other revenue of $4,182, $5,753 and $7,184 for the quarters ended September 30, June 30, and March 31, respectively, and an increase in net earnings (loss) before change in accounting of $2,568, $3,532 and $4,411 at September 30, June 30, and March 31, respectively, as compared to amounts previously reported.  The change in accounting resulted in an increase in basic and diluted earnings (loss)
per share before the change in accounting of $0.01, $0.01 and $0.02, respectively.  See Management's Discussion and Analysis of
Financial Condition and Results of Operations.  The quarter ending March 31 earnings per share data have also been restated to give effect for the three-for-one stock split on June 2, 2000.
                                                                       1999 Quarter Ended

                                                      Dec. 31         Sept. 30          June 30         March 31
  Net sales                                          $171,459          $38,631          $13,311         $133,414
  Gross profit                                        132,088           26,305            7,697          100,532
  Net earnings                                         34,151            2,788          30,7191           25,713
  Earnings per share *:
    Basic                                                0.17             0.01             0.17             0.15
    Diluted                                              0.16             0.01             0.15             0.13

*Note:  Amounts have been restated to give effect for the three-for-one stock split on June 2, 2000.

1  Included deferred income tax benefit of $40,973.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are pleased to report to you on our financial condition and results of operations.  During 2000, the Company achieved another year of record revenues and earnings.  The following discussion should be read in conjunction with the accompanying financial statements and related notes.

OVERVIEW

The Company, since inception, has incurred significant operating expenses developing its products and experienced substantial operating losses until achieving profitability in 1998.  The profitability was driven by sales of Synagis, the Company's second generation anti-RSV drug which was approved by the FDA on June 18, 1998 and by the Centralized European Agency for the Evaluation of
Medicinal Products ("EMEA") in August 1999.  Synagis is approved in the United States for the prevention of serious lower respiratory tract disease caused by RSV in pediatric patients at high risk for RSV disease.  Because of the seasonal nature of RSV, limited sales, if any, are expected during the second and third quarters of any calendar year, causing results to vary significantly from quarter to quarter.  Synagis sales for the 1999/2000 RSV season totaled $357 million.  The Company also markets CytoGam for the attenuation of primary CMV disease in kidney, lung, liver, pancreas and heart transplant patients and RespiGam for the prevention of serious lower respiratory tract infection caused by RSV in children under 24 months of age with BPD or a history of prematurity.
RespiGam, the Company's first generation anti-RSV drug, has been largely replaced in the marketplace by Synagis.

In November 1999, the Company completed a merger with U.S. Bioscience, Inc. ("USB", now known as MedImmune Oncology, Inc.), in a transaction accounted for as a pooling-of-interests.  As a consequence, historical results of MedImmune and USB have been combined.
In addition to gaining clinical, marketing and sales personnel specializing in oncology, the Company also added three approved products to its product portfolio, including two oncology products.  Ethyol was made commercially available by the Company's United
States distribution partner, ALZA Corporation ("ALZA"), in March 1996.  Ethyol was approved by the FDA in December 1995 as a selective cytoprotective agent to reduce the cumulative renal (kidney) toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer.  In 1996, the label was expanded to include patients with non-small cell lung cancer
("NSCLC").  The label was further expanded in June 1999 to include the prevention of severe dry mouth caused by post-operative radiation treatment in certain head and neck cancer patients. NeuTrexin, introduced in January 1994, is approved for concurrent use with leucovorin administration (leucovorin protection) as an alternative therapy for the treatment of moderate-to-severe Pneumocystis carinii pneumonia ("PCP") in immunocompromised patients, including patients with AIDS.  Hexalen, introduced in January 1991, is a cytotoxic drug for use as a single agent in the palliative treatment of patients with persistent or recurrent ovarian cancer.  In
November 2000, the Company sold this product to MGI Pharma for approximately $7.2 million plus future royalties.

Results of Operations

          ----------------------------------------------------------------------------

          Product Sales (In  Millions)                      2000            1999
          ----------------------------------------------------------------------------
          ----------------------------------------------------------------------------
          Synagis                                          $427.0          $293.0
          ----------------------------------------------------------------------------
          ----------------------------------------------------------------------------
          CytoGam                                           $36.5            34.7
          ----------------------------------------------------------------------------
          ----------------------------------------------------------------------------
          Ethyol                                            $21.4            19.6
          ----------------------------------------------------------------------------
          ----------------------------------------------------------------------------
          Other Products                                    $10.9             9.5
          ----------------------------------------------------------------------------
          ----------------------------------------------------------------------------
          TOTAL                                            $495.8          $356.8
          ----------------------------------------------------------------------------

2000 Compared to 1999

Revenues

Product sales in 2000 increased 39% to $495.8 million.  The increase is attributable to a number of factors including:

o             An increase in sales of Synagis, the Company's largest product, which accounted for 86% and 82% of the Company's 2000 and
              1999 product sales, respectively.  Sales of Synagis in 2000 increased 46% to $427.0 million over 1999 sales of $293.0 million.  Increased domestic demand for the product resulted in a 35% increase in unit volume.  A 3.1% domestic price increase which took effect in the second quarter of 2000 also contributed to the sales increase. International sales increased 233% to $27.5 million in 2000 and reflect primarily an increase in unit volume of 215% over the prior year, following approval of Synagis by the EMEA in August 1999.  The unit volume increase reflects greater demand for the product as well as inventory stocking by Abbott International.  Sales made by the Company to Abbott may not reflect the ultimate demand for the product by the end users.  Abbott International acts as the Company's exclusive distributor for
              Synagis sales outside of the United States.  The terms of the Company's agreement with Abbott provide for the Company to receive 40 to 50 percent of end user sales.  The Company initially recognizes sales to Abbott when Synagis is shipped to
              Abbott based on a contractual, guaranteed transfer price; this amount approximates 60 to 75 percent of the total sales revenue expected to be received for each vial.  Following the end of each quarter, Abbott remits to the Company a report detailing end user sales by Abbott for the quarter and the Company recognizes revenue for the additional amount due in excess of the transfer price and up to 40 to 50 percent of the end user selling price.  As of December 31, 2000, the
              Company and Abbott International had filed international registrations in 58 countries for the approval of Synagis, of which approvals in 43 countries had been obtained.  There can be no assurance that approvals by the appropriate regulatory authorities will continue to be granted.  Additionally, the Company may not have received pricing and reimbursement approvals in countries for which regulatory approvals have been obtained.

o             An increase in CytoGam sales to $36.5 million, or 5% over 1999 sales of $34.7 million.  The Company believes that a portion of the CytoGam sales that occurred in both years were as a result of product substitution occurring because of a worldwide shortage of standard IVIG products.  During 2000,  the supply of standard IVIG products increased, and certain
              Medicaid agencies have begun to limit or discontinue reimbursement of CytoGam as a substitute for IVIG.  Thus, the
              Company believes CytoGam sales for the 2000 period relating to product substitution have decreased significantly.
              Partially offsetting the decrease in the substitution business was a moderate increase in usage in transplantation.
              Overall, unit volumes decreased 5% domestically and 40% internationally when compared to the 1999 year.  Despite the unit volume decrease, sales dollars increased due to a domestic price increase of  approximately 7% implemented during the second quarter of 2000, and due to a decrease in government rebates paid for the product, principally for Medicaid, related to the IVIG substitution sales.  The Company expects that future use of CytoGam as a substitute for standard
              IVIG products will be limited.

o             Increased sales of Ethyol of approximately 9% to $21.4 million over 1999 sales of $19.6 million.  Ethyol is sold through distribution partners in the United States and internationally; the Company receives a percentage of end user sales and records all related cost of goods sold.  In 2000, revenue for Ethyol from ALZA, the Company's United States distributor, was $14.8 million versus $14.0 million in 1999.  The Company achieved an increase in sales volumes of 7% domestically and 9% internationally as a result of increased demand by the distribution partners.  Sales made by the Company to its distribution partners may not reflect the ultimate demand for the product by the end users.  In 2000, the Company estimates that end user demand for Ethyol in the United States increased by approximately 28%.  The difference between end user demand and demand from the Company's distributor represents fluctuations in wholesaler and distributor inventories.  In April of 2000, ALZA exercised a one-time option under the distribution agreement to extend its rights to distribute Ethyol in the United States until April 2002.  In April 2002, the rights to distribute Ethyol will return to the Company and ALZA will receive a royalty from the Company for nine years based on sales of Ethyol in the United
              States.

o             Sales of other products in 2000 increased $1.4 million, or 15% from the prior year.  Sales of other products includes primarily sales of NeuTrexin and RespiGam. Also included in other product sales are sales of Hexalen.  In November 2000, the Company sold this product to MGI Pharma.

The level of future product sales will be dependent on several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products and product candidates, availability of finished product inventory, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace.

Other revenues for the year ended December 31, 2000 of $44.7 million increased 68% from 1999 other revenues of $26.6 million.  This increase is largely due to the implementation of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101
("SAB 101") in the fourth quarter of 2000, retroactively to January 1, 2000.  SAB 101 summarizes certain of the SEC's views in
applying generally accepted accounting principles to certain revenue transactions in financial statements.   The implementation of
SAB 101 includes amounts previously recognized as revenue relating to up-front payments or milestone payments received by the Company in prior years under arrangements for which performance obligations related to the up-front or milestone payments had been met, but for which the Company is contractually obligated to perform additional research and development activities or other activities in future periods.  Generally accepted accounting principles previously required the Company to record the revenue from the up-front and milestone payments as received, when the performance obligations associated with those payments had been fully met.  However, following the adoption of the SAB, generally accepted accounting principles now require that the revenue received in conjunction with up-front or milestone payments be recognized over the remaining performance period under the contract as those obligations are fulfilled.  In accordance with the SAB, the Company recognized $21.1 million in licensing revenues for the year 2000 related to up-front fees and milestone payments received in prior years.  Excluding these revenues, other revenues would have decreased $3.0 million, or 11%, as compared to 1999's level of $26.6 million, and includes primarily $10.0 million from GlaxoSmithKline ("GSK")
related to the Company's sale of its Streptococcus pneumoniae vaccine technology,  $7.8 million earned under a collaborative agreement with GSK for HPV vaccine development, and royalty income due from ALZA in accordance with the terms of the Ethyol distribution agreement.  Other revenues in 1999 primarily include $6.2 million received under the HPV vaccine development collaboration with GSK and a payment of $15.0 million from Abbott upon European approval of Synagis.  The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and the extent to which the Company achieves certain milestones provided for in its existing agreements.

Cost of Goods Sold - Cost of goods sold rose 41% in 2000 to $127.3 million versus $90.2 million in 1999.  This increase is primarily a result of the increase in 2000 sales volumes.  Gross margins were 74% for 2000, as compared to 75% for 1999.  Included in cost of goods sold for 2000 is a $1.5 million charge associated with the write-off of by-product inventory associated with the Company's plasma production activities.  The Company expects gross margins to vary from quarter to quarter, based on the product mix.  In addition, the Company expects that on an annual basis for 2001, gross margins will be comparable to those of 2000.

Research and Development Expenses - Research, development and clinical spending expenses increased 11% over the prior year from $59.6 million in 1999 to $66.3 million in 2000, primarily due to higher expenditures on the Company's clinical trials and increased infrastructure costs needed to support the growing number of ongoing clinical trials. The Company is currently administering multiple trials for its products, primarily including: Synagis in infants with congenital heart disease, human papillomavirus vaccine trials, and several trials using MEDI-507.  The Company expects clinical spending levels to continue to increase in the coming quarters as the Company moves its product candidates into the clinic and expands the number of trials for certain products already in the clinic.

Selling, Administrative and General Expense - Selling, general and administrative ("SG&A") expense was $157.3 million in 2000 versus
$139.4 million in 1999, an increase of 13%.  As a percent of product sales, however, SG&A expenses in 2000 decreased from 39% of product sales in 1999 to 32% of product sales in 2000.  1999 expenses include one-time items of $21.2 million for merger and
severance related costs associated with the acquisition of USB.   A significant portion of the increase in SG&A expense in 2000 relates to co-promotion expenses due to the Ross Products Division of Abbott Laboratories for the promotion of Synagis in the United
States; these expenses increase as the domestic sales for Synagis increase.  Co-promotion expense is recorded ratably as a percentage of net domestic Synagis sales.  Further increases in 2000 were attributable to wage and related expenses incurred in connection with the establishment of the Company's pediatric sales force during 2000 and legal costs relating to several outstanding legal matters, including those related to the MediGene AG and Celltech matters discussed in the notes to the consolidated financial statements.
During the fourth quarter of 1999, the Company favorably resolved a prior dispute with one of its partners resulting in receipt of approximately $6.8 million to the Company.  Such settlement amount was recorded as a reduction to selling, administrative and general expense in the fourth quarter of 1999.

Other Operating Expenses - Other operating expenses, which reflect manufacturing start-up costs, decreased 47% in 2000 to $9.2 million from $17.4 million in 1999.  Expenses in both years include start-up costs for the Company's Frederick Manufacturing Center
("FMC").  Expenses in both the 2000 and 1999 periods include charges for the write-off of certain equipment associated with the
Company's plasma production activities of $1.8 million and $1.4 million, respectively.  In December 2000, the FDA granted approval for the amendment to the BLA for CytoGam to allow for a portion of the production of CytoGam at the Frederick facility.  The Company was granted FDA approval for the manufacture of Synagis at the Frederick facility in December 1999.  Currently, the plasma production section of the Frederick facility has excess capacity.  Other operating expenses are expected to continue for the foreseeable future until the plasma production section of the facility is fully utilized for its intended purpose.

Interest Income and Expense - Interest income increased 134% to $29.6 million from $12.6 million in 1999 as a result of higher cash balances available for investment and increased yields on investments in the 2000 investment portfolio due to more favorable market conditions.  Interest expense in 2000 decreased due to debt paydowns.

Taxes - The Company recorded income tax expense in 2000 of $64.4 million as compared to a benefit of $7.1 million recorded in 1999.
The Company's effective tax rate for 2000 was 30.8%.  The variation from the statutory rate of 38.6% is principally due to increased credits for research and development expenditures and credits earned for orphan drug status of certain research and development activities.  The benefit in 1999 includes the reversal of the Company's valuation allowance against deferred taxes relating to federal net operating losses of USB in the amount of $41.0 million.  The recognition of these deferred tax assets had no impact on the Company's 1999 cash flows.  Excluding the reversal of the valuation allowance, the Company's income tax expense would have been
$33.9 million in 1999, an effective rate of 39.3%.  The variation from the statutory rate is also principally due to tax credits for research and development expenditures and credits earned for orphan drug status of certain R&D expenditures, offset by the nondeductibility of certain merger related expenses.  The Company expects that its effective tax rate in future periods will be slightly below or approximate to the applicable statutory rates.

Cumulative effect of a change in accounting principle-  The Company recorded a non-cash charge to 2000 earnings of $33.8 million, net of tax, as the cumulative effect of a change in accounting principle for the implementation of SAB 101.  The adjustment was applied to the first quarter of 2000 as required by the SAB and includes amounts previously recognized as revenue relating to up-front payments or milestone payments received by the Company in prior years under arrangements for which performance obligations related to the up-front or milestone payments had been met, but for which the Company is contractually obligated to perform additional research and development activities or other activities in future periods.  Generally accepted accounting principles previously required the
Company to record the revenue from the up-front and milestone payments as received, when the performance obligations associated with those payments had been fully met.  However, following the adoption of the SAB, generally accepted accounting principles now require that the revenue received in conjunction with up-front or milestone payments be recognized over the remaining performance period under the contract as those obligations are fulfilled.

Net Earnings - The Company's 2000 net earnings, which included the cumulative effect of a change in accounting principle, were $111.2 million compared to 1999 net earnings of $93.4 million.  Basic earnings per share in 2000 of $0.53 on 209.1 million shares compared to basic earnings of $0.49 in 1999 on 190.4 million shares.  Diluted earnings per share in 2000 of $0.50 on 220.4 million shares compared to diluted earnings per share in 1999 of $0.44 on 212.3 million shares.  Year 2000 earnings before the cumulative effect of a change in accounting principle were $145.0 million, or $0.69 basic and $0.66 diluted earnings per share.  Pro forma net income, which assumes that SAB 101 had been applied retroactively to prior years, was $145.0 million in 2000, or $0.69 basic and $0.66 diluted earnings per share.  Pro forma net income in 1999 was $93.7 million, or $0.49 basic and $0.44 diluted earnings per share.
1999 share and per share amounts have been restated to reflect the three-for-one stock split effected in June 2000.

The Company does not believe inflation had a material effect on its financial statements.

These results were consistent with the Company's objectives for the year and with the continued development of its products.  The factors that affected 2000 results may continue to affect near-term financial results.

1999 Compared to 1998

Revenues

Product sales of $356.8 million in 1999 increased 94% over 1998 levels of $183.9 million.  Synagis accounted for approximately 82% of the Company's 1999 product sales.  Sales of Synagis for the year ended December 31, 1999 increased 167% over 1998.  Contributing to the growth in 1999 sales were increases of 158% and 443% in domestic and international sales unit volumes, respectively.  The domestic volume increase resulted from the combination of increasing demand for the product after its introduction into the market as well as twelve months of sales recorded in 1999, versus only four months of sales recorded in 1998, following the launch of the product in September 1998.  In addition, the selling price of Synagis was increased by approximately 5% in May 1999.  The Company also experienced increased demand for the product internationally following marketing authorization by the EMEA in August 1999.
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

CytoGam accounted for approximately 10% of the Company's 1999 product sales.  CytoGam sales increased to $34.7 million in 1999 from
$32.9 million in 1998, an increase of 5%.  Domestic sales unit volume increased 14%, international unit volume increased 9% and a price increase of 5% was effective in March 1999.  These increases were offset by increased government rebates for the product, principally for Medicaid.  In December 1998, the Company received FDA approval for the use of CytoGam in kidney, lung, liver, pancreas and heart transplants, which expanded its labeling from donor positive/recipient-negative kidney transplant patients. The increase in domestic units sold reflects both an increase in the core business for CytoGam and substitution occurring as a result of the worldwide shortage of standard IVIG products.  The increase in international CytoGam sales reflects a greater focus on this market as well as the effects of the worldwide shortage of IVIG products.  The increase in government rebates primarily related to the use of CytoGam as an IVIG substitute.

Ethyol accounted for approximately 5% of the Company's sales in 1999.  Ethyol revenues increased 51% over 1998 levels.  Ethyol is sold through distribution partners in the United States and internationally; the Company receives a percentage of end user sales and records all related cost of goods sold.  In 1999, revenue for Ethyol from ALZA, the Company's United States distributor, was $14.0 million versus $8.8 million in 1998.  As a result of achieving a sales milestone in the fourth quarter of 1998, the percentage of end user sales received by the Company from ALZA increased to 25% in 1999 from 20% in 1998.  Domestic unit volume decreased by 5%, while international unit volume increased by 24%.  In June 1999, the Company received an expanded indication in the United States for use of Ethyol in the prevention of severe dry mouth caused by post-operative radiation treatment of certain head and neck cancer patients; a similar expanded indication was approved in the E.U. in 1999.

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

Other revenues for the year ended December 31, 1999 of $26.6 million decreased 39% from 1998 revenues of $43.3 million.  In 1999, the
Company earned $6.2 million under the GSK collaborative agreement for HPV vaccine development and received a payment of $15.0 million from Abbott upon European approval of Synagis. Other revenues in 1998 included a $15.0 million payment from Abbott received upon FDA approval of Synagis, and a $15.0 million payment from GSK in connection with the signing of the HPV collaborative agreement.  Also in
1998, the Company received a $5 million clinical milestone payment from ALZA in connection with the development of Ethyol for use in conjunction with radiation therapy in the treatment of patients with head and neck cancer and $5.7 million in research funding in connection with the GSK agreement.

Cost of Goods Sold - Cost of goods sold rose 19% in 1999 to $90.2 million versus $76.0 million in 1998.  This increase was primarily a result of the increase in 1999 sales volumes, offset by certain one-time adjustments in 1998.  These one-time adjustments to 1998 included a charge of $11.2 million to cost of sales relating to the writedown of RespiGam inventory, and a credit to cost of sales for the reversal of previously recorded RespiGam royalties that were expected to be due to Massachusetts Health Research Institute
("MHRI").  Excluding these one-time adjustments, gross margins increased to 75% in 1999 from 64% in 1998, due largely to the increase of Synagis sales in proportion to total sales.  Synagis has a more favorable margin than the Company's other products.

Research and Development Expenses - Research and development expenses increased 41% over the prior year from $42.2 million in 1998 to
$59.6 million in 1999.  The increase was largely due to costs associated with the continuing Synagis clinical trials conducted on infants with congenital heart disease.  Also contributing to the increase was $6.6 million in expenses associated with the clinical studies of lodenosine (FddA), which began in late 1998, and were placed on a clinical hold status in October 1999, following serious adverse events.

In 1999, the Company also provided research funding to Applied Molecular Evolution, a collaborative partner, in an alliance formed in
February 1999 to develop four monoclonal antibodies primarily in the field of oncology.  Also in 1999, the Company made a milestone payment upon European approval of Synagis.  Also contributing to research and development expenses in 1999 were increases in the infrastructure needed to support the Company as it expanded the number of product candidates in its research and development portfolio, and moved more products into the clinic.

Selling, Administrative and General Expense - Selling, general and administrative ("SG&A") expense was $139.4 million in 1999 versus
$78.1 million in 1998, an increase of 79%.  Expenses in 1999 included $21.2 million for merger and severance related costs associated with the acquisition of USB.  Excluding these merger related costs, SG&A expenses were 33% of product sales in 1999 versus 42% in
1998.  A significant portion of the dollar increase related to co-promotion expenses due to Abbott for the promotion of Synagis in the United States; these expenses increase as the sales for Synagis increase.  Co-promotion expense is recorded ratably as a percentage of net domestic Synagis sales.  Further increases were attributable to recruiting and staffing expenses incurred in connection with the expansion of the Company's sales force in 1999 as the Company assumed full responsibility for the marketing of
NeuTrexin and Hexalen from its former distribution partner.  During the fourth quarter of 1999, the Company favorably resolved a prior dispute with one of its partners resulting in receipt of approximately $6.8 million to the Company.  Such settlement amount was recorded as a reduction to selling, administrative and general expense in the fourth quarter of 1999.

Other Operating Expenses - Other operating expenses, which reflect manufacturing start-up costs, decreased 52% in 1999 to $17.4 million from $36.5 million in 1998.  Expenses in both years included start-up costs for the Company's FMC. Expenses in 1999 included a $1.4 million charge for the write-off of certain equipment purchased for use in the Frederick facility, as it was determined that the equipment ultimately will not be used in the facility.  One-time charges in 1998 included a charge of $10.5 million for the buydown of certain Synagis royalty obligations prior to FDA approval.  Expenses in 1998 also included costs related to scale-up of production of Synagis at a third-party manufacturer and at the Company's Gaithersburg Manufacturing and Development Facility
("GMDF").

Interest Income and Expense - Interest income increased 34% to $12.6 million from $9.4 million in 1998 as a result of higher cash balances available for investment, partially offset by decreased yields on investments in the 1999 investment portfolio.  Interest expense in 1999 decreased to $3.2 million from $4.2 million in 1998.  The decrease is the result of the conversion of the Company's convertible debt in July 1999 and the retirement of most of the Company's equipment financing during 1999.  The Company's long term debt decreased by $76.1 million in 1999.

Taxes - The Company recorded an income tax benefit of $7.1 million and $47.4 million in 1999 and 1998, respectively.  The benefit in
1999 included the reversal of the Company's valuation allowance against deferred taxes relating to federal net operating losses of
USB in the amount of $41.0 million.  In the fourth quarter of 1998, the Company concluded that it was more likely than not that it would realize a portion of the benefit of the federal net operating losses and research and development credits generated by
MedImmune, Inc.  Accordingly, the Company reduced the valuation allowance against the asset and recorded a tax benefit of $47.4 million in December 1998.  The recognition of these deferred tax assets had no impact on the Company's 1998 cash flows. The recognition of these deferred tax assets increased reported earnings per share due to the resulting benefit recorded in the statement of operations from the reduction in the Company's valuation allowance.

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

Net Earnings - The 1999 net income of $93.4 million compared to 1998 net income of $47.2 million.  Basic earnings per share in 1999 of $0.49 on 190.4 million shares compared to basic earnings of $0.28 in 1998 on 170.3 million shares.  Diluted earnings per share in
1999 of $0.44 on 212.3 million shares compared to diluted earnings per share in 1998 of $0.24 on 201.1 million shares.  The Company does not believe inflation had a material effect on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities were $526.3 million at December 31, 2000, an increase of 95% over 1999.  Working capital was $536.3 million at December 31, 2000, versus $302.9 million at December 31, 1999.

Operating Activities

Net cash provided by operating activities increased to $173.0 million in 2000 as compared to $58.9 million in 1999, primarily as the result of higher earnings and certain non-cash items, offset by an increase in working capital requirements.  Working capital requirements increased due to an increase in receivables of $28.6 million, reflecting the high volume of Synagis product sales in
December, and an increase in inventories of $12.0 million, required to support anticipated seasonal sales.  These increases were partially offset by an increase in accrued expenses of $6.8 million, primarily for amounts expected to be due to Abbott for Synagis co-promotion, and an increase in royalties payable of $12.0 million, as a result of increased product sales.

Investing Activities

Cash used for investing activities during 2000 amounted to $199.3 million, as compared to $120.7 million in 1999, excluding capitalized interest of $0.3 million and $1.7 million, respectively.  Cash used for investing activities in 2000 included net additions to the Company's investment portfolio of $191.0 million and $8.3 million for capital expenditures, primarily for updating and maintaining the Company's facilities and systems.

Financing Activities

Financing activities generated $74.8 million in cash in 2000, as compared to $54.0 million in 1999.  Approximately $76.3 million was received upon the exercise of employee stock options in 2000, as compared to $43.9 million received in 1999.  In 2000, cash in the amount of $1.5 million was used to pay down debt.  As a result of a private placement transaction in 1999 by USB, 1.2 million common shares were issued resulting in proceeds of $20.0 million to the Company, and warrants to purchase 0.2 million shares of common stock were issued in 1999 concurrent with the private placement.  The warrants were exercised in November 1999 for net proceeds to the
Company of $6.0 million.  Also in 1999, the Company's convertible debt of $60.0 million was eliminated by the issuance of 18.3 million shares of common stock in July 1999.

The Company is obligated in 2001 to provide $29.5 million in funding for various clinical trials, research and development and license agreements with certain institutions.  The Company's existing funds, together with funds contemplated to be generated from product sales and investment income, are expected to provide sufficient liquidity to meet the anticipated needs of the business for the foreseeable future, absent the occurrence of any unforeseen events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risks and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  The Company did not have significant exposure to changing interest rates on invested cash at December 31, 2000.
Except as discussed below, the Company invests primarily in money market funds, investment grade commercial paper and short-term notes.  The interest rates on these securities are primarily fixed, the maturities are relatively short and the Company generally holds the securities until maturity.  As of December 31, 2000 the Company owns approximately 907,000 shares of stock in a company with which it previously formed a strategic alliance.  The stock was valued at its cost until the company's stock began trading on the NASDAQ market in July 2000.  In accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities", the
Company began to value the investment at its market price.  Since the initial public offering in July 2000, the stock price of the shares has fluctuated significantly.  We expect to experience continued volatility with this investment, and thus, the value assigned to this investment could change significantly from its market value of $15.5 million at December 31, 2000.

The Company has issued debt in the form of notes in the amount of $10.3 million at December 31, 2000, which bear interest at fixed rates.  The Company does not have significant exposure to changing interest rates related to the notes because the interest rate on these notes is fixed.

The Company's contract for the purchase of Synagis from BI is denominated in Euros.  In an effort to reduce the impact of fluctuations in the rate of exchange between the U.S. Dollar and the Euro on the cost of the Company's purchases of Synagis, the
Company periodically enters into foreign exchange forward contracts.  These contracts permit the Company to purchase Euros to fund a portion of its inventory purchase obligations at a fixed exchange rate.  Each contract terminates on the day the Company expects to make payment for a shipment of Synagis.  The Company does not enter into foreign exchange forward contracts for speculative or trading purposes.

The table below provides information about the Company's foreign exchange forward contracts.  The anticipated purchase amount is the amount, in Euros,  that the Company is contractually obligated to pay BI.  The contract amount is the sum of all of the Company's forward contracts during the period indicated.  The forward contract exchange rate is the rate at which the Company has agreed to purchase Euros upon termination of the contract.

                                                                                   2001
                                                                                Euros (000's)
             Anticipated purchase amount                                        22,547

             Related foreign currency forward
             contracts:
             Contract                                                           12,330
             Amount
             Average forward contract exchange
                rate per U.S. Dollar                                             $0.90

On January 1, 2001, the Company will adopt Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative
Instruments and Hedging Activities."  SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and hedging activities.  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, depending on the type of hedge transaction.  For foreign currency cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to inventory purchases, changes in the fair value of the derivative instruments will be reported in other comprehensive income.  The gains and losses on these derivatives that are reported in other comprehensive income will be reclassified as earnings in the periods in which the related inventory is sold.  The ineffective portion, if any, of all hedges will be recognized in current-period earnings.  In accordance with the transition provisions of FAS 133, the Company anticipates it will record a net-of-tax cumulative-effect-type gain of $0.3 million in accumulated other comprehensive income to recognize at fair value its derivatives, which are designated as foreign currency cash-flow hedging instruments.

                                          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

(in thousands, except share data)

                                                     December 31, 2000            December 31, 1999
Assets
   Cash and cash equivalents                               84,974                       36,570
   Marketable securities                                  406,455                      214,750
   Trade receivables, net                                 115,635                       86,894
   Inventory, net                                          46,633                       31,777
   Deferred tax assets                                     22,319                       23,132
   Other current assets                                    11,796                        8,715
                                                        ---------                     --------
     Total Current Assets                                 687,812                      401,838

   Property and equipment, net                             86,383                       87,452
   Deferred tax assets, net                               194,761                      128,990
   Marketable securities                                   34,825                       19,074
   Other assets                                             2,794                       11,070
                                                       ----------                     --------
     Total Assets                                      $1,006,575                     $648,424
                                                       ==========                     ========
Liabilities and Shareholders' Equity
   Accounts payable, trade                                 $3,090                       $2,995
   Accrued expenses                                        72,159                       65,300
   Product royalties payable                               40,553                       28,527
   Deferred revenue                                        33,966                           --
   Other current liabilities                                1,697                        2,130
                                                       ----------                     --------
     Total Current Liabilities                            151,465                       98,952

   Long-term debt                                           9,595                       10,366
   Other liabilities                                        1,933                        2,027
                                                       ----------                     --------
     Total Liabilities                                    162,993                      111,345
                                                       ----------                     --------
Commitments and Contingencies

Shareholders' Equity
   Preferred Stock, $.01 par value;  authorized
     5,524,525 shares;  none issued or outstanding             --                           --
   Common Stock, $.01 par value; authorized
        320,000,000 shares; issued and outstanding
        211,347,825 and 203,840,334 at December 31,
        2000 and 1999 respectively                          2,113                        2,038
   Paid-in capital                                        842,815                      654,885
   Accumulated deficit                                     (7,085)                    (118,241)
   Accumulated other comprehensive income (loss)            5,739                       (1,603)
                                                       ----------                     --------
     Total Shareholders' Equity                           843,582                      537,079
                                                       ----------                     --------
     Total Liabilities and Shareholders' Equity        $1,006,575                     $648,424
                                                       ==========                     ========
                                   The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations
(in thousands, except per share data)
                                                                           For the year ended December 31,
                                                                    2000                  1999                  1998
Revenues
        Product sales                                             $495,803             $356,815              $183,948
        Other revenue                                               44,692               26,560                43,273
                                                                  --------             --------              --------
            Total revenues                                         540,495              383,375               227,221
                                                                  --------             --------              --------
Costs and Expenses
        Cost of sales                                              127,320               90,193                75,960
        Research and development                                    66,296               59,565                42,153
        Selling, administrative and general                        157,330              139,389                78,060
        Other operating expenses                                     9,231               17,409                36,495
                                                                  --------             --------              --------
            Total expenses                                         360,177              306,556               232,668
                                                                  --------             --------              --------

Operating income (loss)                                            180,318               76,819                (5,447)
Interest income                                                     29,569               12,633                 9,396
Interest expense                                                      (474)              (3,176)               (4,190)
                                                                  --------             --------              --------
Earnings (loss) before income taxes and cumulative
     effect of a change in accounting principle                    209,413               86,276                  (241)
Provision (benefit) for income tax                                  64,436               (7,095)              (47,428)
                                                                  --------             --------              --------
Earnings before cumulative effect of a change in
     accounting principle                                          144,977               93,371                47,187
Cumulative effect of a change in accounting principle,
     net of tax benefit of $21,262                                 (33,821)                  --                    --
                                                                  --------             --------              --------
     Net earnings                                                 $111,156              $93,371               $47,187
                                                                  ========             ========              ========

Basic earnings per share:
  Earnings before cumulative effect of a change in
       accounting principle                                          $0.69                $0.49                 $0.28
  Cumulative effect of a change in accounting principle, net of
  tax                                                                (0.16)                  --                    --
                                                                  --------             --------              --------
  Net earnings                                                       $0.53                $0.49                 $0.28
                                                                  ========             ========              ========

  Shares used in calculation of basic earnings per share           209,101              190,421               170,327
                                                                  ========             ========              ========

Diluted earnings per share:
  Earnings before cumulative effect of a change in
       accounting principle                                          $0.66                $0.44                 $0.24
  Cumulative effect of a change in accounting principle, net of
  tax                                                                (0.16)                  --                    --
                                                                  --------             --------              --------
  Net earnings                                                       $0.50                $0.44                 $0.24
                                                                  ========             ========              ========

  Shares used in calculation of diluted earnings per share
                                                                   220,428              212,310               201,146
                                                                  ========             ========              ========

  Pro forma amounts assuming the new accounting principle
    is applied retroactively:
    Net earnings                                                  $144,977              $94,505               $33,058
                                                                  ========             ========              ========
      Basic earnings per share                                       $0.69                $0.50                 $0.19
                                                                  ========             ========              ========
      Diluted earnings per share                                     $0.66                $0.45                 $0.17
                                                                  ========             ========              ========

                         The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
(in thousands)

                                                                               For the year ended December 31,
                                                                         2000            1999                    1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                         $111,156            $93,371               $47,187
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
   Cumulative effect of a change in
          accounting principle, net of tax                               33,821                 --                    --
   Deferred taxes                                                        68,024             (7,457)              (47,428)
   Deferred revenue                                                     (21,117)                --                    --
   Depreciation and amortization                                          7,322              5,001                 4,345

   hange in reserve for loss on disposal of fixed assets                  1,635                 --                    --
   Capitalized interest                                                    (295)            (1,707)               (2,901)

   Compensation element of stock options/grants                              --                575                    40
   Amortization of discount on marketable securities                     (2,798)               (78)                 (785)
   (Decrease)/increase in allowances for trade
         accounts receivable                                               (125)            (3,509)               17,153
  (Decrease)/increase in provision for inventory reserve                 (1,018)            (1,668)                9,672
   Amortization of debt issuance costs                                        2                  2                   358
   Other                                                                    524              1,479                    67
  Increase (decrease) in cash due to changes in assets
   and liabilities:
   Trade receivables                                                    (28,616)           (49,974)              (32,751)
   Inventory                                                            (11,999)            (6,839)               (3,404)
   Other assets                                                          (2,833)              (600)                 (802)
   Accounts payable and accrued expenses                                  6,849             18,596                 6,259
   Product royalties payable                                             12,026             13,579                 8,721
    Other liabilities                                                       410             (1,918)                 (618)
                                                                       --------           --------              --------
        Net cash provided by operating activities                       172,968             58,853                 5,113
                                                                       --------           --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in securities available for sale                         (685,207)          (333,849)             (213,249)
  Maturities of securities available for sale                           494,220            231,686               126,339
  Capital expenditures                                                   (8,293)           (12,203)              (10,966)
  Investment in strategic alliance                                           --             (6,350)                   --
                                                                       --------           --------              --------
        Net cash used in investing activities                          (199,280)          (120,716)              (97,876)
                                                                       --------           --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock and private
     placement of securities                                             76,286             69,843                83,522
  Proceeds from issuance of long-term debt                                   --                 --                   658
  Deferred costs from debt issuance                                          --                 (2)                   (6)
  Repayments on long-term debt                                           (1,505)           (15,869)               (3,121)
                                                                       --------           --------              --------
        Net cash provided by financing activities                        74,781             53,972                81,053
                                                                       --------           --------              --------

  Effect of exchange rate changes on cash                                   (65)              (269)                 (113)

Net increase (decrease) in cash equivalents                              48,404             (8,160)              (11,823)
Cash and cash equivalents at beginning of year                           36,570             44,730                56,553
                                                                       --------           --------              --------
Cash and cash equivalents at end of year                                $84,974            $36,570               $44,730
                                                                       ========           ========              ========

                        The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders'
Equity
(in thousands, except share data)

                                                                                                   Accumulated
                                                                                Accumu-            Other
                                              Common Stock, $.01 par  Paid-in   lated    Treasury  Comprehensive
                                                Shares      Amount    Capital   Deficit    Stock   Income (loss)   Total

   Balance, December 31, 1997, as presented    52,520,705    $525    $346,432   $(258,799)    --       $(598)     $87,560
     Effect of three-for-one stock split      105,041,410   1,051      (1,051)         --     --          --           --
                                              -----------   -----    --------   ---------   -----      ------     -------
   Balance, December 31, 1997                 157,562,115   1,576     345,381    (258,799)    --        (598)      87,560

        Net earnings                                   --      --          --      47,187     --          --       47,187
        Foreign currency translation
          adjustment                                   --      --          --          --     --         185          185
        Unrealized loss on investments                 --      --          --          --     --         (18)         (18)
                                                                                                                  -------
   Comprehensive income                                                                                            47,354
                                                                                                                  -------
   Common stock options exercised               6,665,391      66      12,375          --     --          --       12,441
   Private placement of common stock,
        January 1998, net of underwriting
        commissions and expenses of $74        10,200,000     102      66,124          --     --          --       66,226
   Private placement of common stock,
     January 1998                                 500,460       5       4,995          --     --          --        5,000
   Tax benefit associated with the
     exercise of stock options                         --      --      30,090          --     --          --       30,090
   Purchase of treasury stock                          --      --          --          --   (145)         --         (145)
   Compensation related to stock options               --      --          40          --     --          --           40
                                              -----------   -----    --------    --------   -----      ------     -------
   Balance, December 31, 1998                 174,927,966   1,749     459,005    (211,612)  (145)       (431)     248,566

        Net earnings                                   --      --          --      93,371     --          --       93,371
        Foreign currency translation
          adjustment                                   --      --          --          --     --        (633)        (633)
        Unrealized loss on investments                 --      --          --          --     --        (539)        (539)
                                                                                                                  -------
   Comprehensive income                                                                                            92,199
                                                                                                                  -------
   Common stock options exercised               9,152,823      92      43,780          --     --          --       43,872
   Private placement of common stock,
        February 1999                           1,209,027      12      19,957          --     --          --       19,969
   Tax benefit associated with the
   exercise of stock options                           --      --      67,149          --     --          --       67,149
   Compensation related to stock
   options/grants                                  16,077      --         575          --     --          --          575
   Conversion of debentures, net of
        unamortized expenses of $1,253         18,292,635      183     58,564          --     --          --       58,747
   Exercise of warrants                           241,806        2      6,000          --     --          --        6,002
   Cancellation of treasury stock                      --       --       (145)         --    145          --           --
                                              -----------    -----   --------    --------   -----      ------     -------
   Balance, December 31, 1999                 203,840,334    2,038    654,885    (118,241)    --      (1,603)     537,079
     Net earnings                                      --       --         --     111,156     --          --      111,156
     Foreign currency translation
        adjustment                                     --       --         --          --     --          (8)          (8)
     Unrealized gain on investments, net
       of tax                                          --       --         --          --     --       7,350        7,350
                                                                                                                  -------
   Comprehensive income                                                                                           118,498
                                                                                                                  -------
   Common stock options exercised               7,507,491       75     76,210          --     --          --       76,285
   Tax benefit associated with the
      exercise of stock options                        --       --    111,720          --     --          --      111,720

                                              -----------   ------   --------    --------   -----     ------     --------
   Balance, December 31, 2000                 211,347,825   $2,113   $842,815     ($7,085)    $0      $5,739     $843,582

                           The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.  ORGANIZATION

MedImmune, Inc., a Delaware corporation (together with its subsidiaries, "the Company"), is a biotechnology company headquartered in
Gaithersburg, Maryland.  In November 1999, the Company completed a merger with U.S. Bioscience, Inc. ("USB", now known as MedImmune
Oncology, Inc.) The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under
Accounting Principles Board Opinion No.16.  Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position, and cash flows of USB as though it had been a part of MedImmune.

The Company currently markets five products and maintains a diverse product portfolio.  The Company is focused on using advances in immunology and other biological sciences to develop important new products that address significant medical needs in areas such as infectious diseases, immune regulation and oncology.

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

Marketable Securities

Investments consist principally of securities of the United States Treasury or government agencies, bonds, commercial paper, and certificates of deposit.  Investments with original maturities of three to 24 months are considered current assets, while those with maturities in excess of two years are considered non-current assets.  The securities are held for an unspecified period of time and may be sold to meet liquidity needs and therefore are classified as available-for-sale as defined by Statement of Financial
Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Accordingly, the Company
records these investments at fair value, with unrealized gains and losses on investments reported, net of tax, as a component of other comprehensive income (loss).

Concentration of Credit Risk

The Company invests its excess cash generally in marketable securities of the United States Treasury, United States government agencies, corporate debt securities, commercial paper and money market funds with strong credit ratings and deposits with a major bank.  The Company has not realized any significant losses on its investments.  The Company sells its products primarily to a limited number of pharmaceutical wholesalers and distributors without requiring collateral.  The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses when necessary.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined using a weighted-average approach that approximates the first-in, first-out method.  Where the Company has a firm contract for their purchase, by-products that result from production of the
Company's principal products are accounted for as a reduction of the cost of the principal products.

Product Sales

Product sales are recognized upon receipt of the product by customers.  Product sales are recorded net of allowances for estimated chargebacks, returns, discounts, and Medicaid rebates. The Company maintains allowances at a level that management believes is sufficient to cover estimated requirements.  Allowances for discounts, returns, bad debts, chargebacks and Medicaid rebates, which are netted against accounts receivable, totaled $17.3 million and $17.4 million at December 31, 2000 and 1999, respectively.  Product royalty expense is recognized concurrently with the recognition of product revenue.  Royalty expense, included in cost of sales, was
$69.2 million, $46.7 million and $21.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Amortization of leasehold improvements is computed on the straight-line method based on the shorter of the estimated useful life of the improvement or the term of the lease.  Upon the disposition of assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of operations.  Repairs and maintenance costs are expensed as incurred and were $4.1 million, $2.9 million, and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

On January 1, 2001, the Company will adopt Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments
and Hedging Activities."  SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and hedging activities.  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, depending on the type of hedge transaction.  For foreign currency cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to inventory purchases, changes in the fair value of the derivative instruments will be reported in other comprehensive income.  The gains and losses on these derivatives that are reported in other comprehensive income will be reclassified as earnings or losses in the periods in which the related inventory is sold.  The ineffective portion, if any, of all hedges will be recognized in the current period.  In accordance with the transition provisions of SFAS 133, the Company anticipates it will record a net-of-tax cumulative-effect-type gain of $0.3 million in accumulated other comprehensive income to recognize at fair value all derivatives, which are designated as foreign currency cash-flow hedging instruments.

Fair Value of Financial Instruments

The carrying amount of financial instruments, including cash, trade receivables, contracts receivable, other current assets, accounts payable, and accrued expenses, approximate fair value as of December 31, 2000 and 1999 due to the short maturities of these instruments.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.  Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities, exclusive of amounts related to the exercise of stock options which benefit is recognized directly as an increase in shareholders' equity.

Earnings Per Share

Basic earnings per share is computed by dividing the net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period.  Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive.

Comprehensive Income

Under SFAS 130 the Company is required to display comprehensive income and its components as part of the financial statements.
Comprehensive income is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from net earnings.  The Company includes foreign currency translation adjustments and unrealized holding gains and losses, net of tax, on available-for-sale securities in other comprehensive income (loss).

New Accounting Standard

SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") was issued in
September 2000 and establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.  The Company anticipates that SFAS 140 will not have a material impact on the Company's financial position, results of operations or cash flows.

Stock Split

On February 17, 2000, the Company's Board of Directors declared a three-for-one stock split effected in the form of a 200% stock dividend payable to shareholders of record on June 2, 2000.  All share, per share and weighted average share amounts for 1999 and
1998 have been restated to reflect this stock split.

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

NOTE 3.  ACCOUNTING CHANGE

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101").  SAB 101
summarizes certain of the SEC's views in applying generally accepted accounting principles to certain revenue transactions in financial statements.  The implementation of SAB 101 includes amounts previously recognized as revenue relating to up-front payments or milestone payments received by the Company in prior years under arrangements for which performance obligations related to the up-front or milestone payments had been met, but for which the Company is contractually obligated to perform additional research and development activities or other activities in future periods.  Generally accepted accounting principles previously required the
Company to record the revenue from the up-front and milestone payments as received, when the performance obligations associated with those payments had been fully met.  However, following the adoption of the SAB, generally accepted accounting principles now require that the revenue received in conjunction with up-front or milestone payments be recognized over the remaining performance period under the contract as those obligations are fulfilled.

The Company implemented SAB 101 effective January 1, 2000.  As a result, as of December 31, 2000, the Company has recorded current deferred revenue of $34.0 million.  The deferred revenue will be recognized over the period of fulfillment of the contractual obligations, which will include 2001 and future years.  The effect of adopting SAB 101 on 2000 earnings before the cumulative effect of the change in accounting principle was additional income, net of tax, of $13.0 million, or $0.06 per diluted share.  The effect on
2000 net earnings (including a non-cash, after tax charge of $33.8 million or $0.16 per diluted share) was a charge of $20.8 million, or $0.10 per share.  If the Company had been required to account for transactions in accordance with SAB 101 in earlier periods, the
Company would have reported additional other revenue and earnings before the cumulative effect of a change in accounting principle of
$4.3 million and $2.6 million, respectively in the fourth quarter of 1999.  Both basic and diluted earnings per share would have increased by $0.01 for the fourth quarter of 1999.

4.  ACQUISITION OF U.S. BIOSCIENCE

In November 1999, the Company completed a merger with U.S. Bioscience, Inc., a specialty pharmaceutical company that develops and markets products for patients with cancer and AIDS, by exchanging 12,672,555 shares of MedImmune common stock for all of the common stock of U.S. Bioscience.  Each share of U.S. Bioscience common stock was exchanged for .15 shares of MedImmune common stock.  The transaction was accounted for as a pooling-of-interests, and the consolidated financial statements and related notes presented have been restated for all periods to include the accounts and operations of U.S. Bioscience, Inc.

Revenues and net earnings of MedImmune, Inc. and U.S. Bioscience, Inc. for the nine months ended September 30, 1999, and for the twelve months ended December 31, 1998 were as follows:

                                                 Nine months ended         Twelve months ended
                                                September 30, 1999            December 31, 1998
        MedImmune, Inc.
        Revenues                                    $187,871                      $200,708
        Net earnings                                 $23,613                       $56,240

        U.S. Bioscience, Inc.
        Revenues                                     $21,810                       $26,513
        Net earnings/(loss)                          $(5,404)                      $(9,053)

All intercompany transactions were eliminated in consolidation.  There were no material differences between the accounting policies of MedImmune, Inc. and U.S. Bioscience, Inc.

5.  SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131 ("SFAS 131") establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.  Under
SFAS 131, the Company's operations are considered one operating segment as the Company's chief operating decision makers review the profit and loss of the Company on an aggregate basis and manage the operations of the Company as a single operating segment.

The Company sells its products primarily to a limited number of pharmaceutical wholesalers and distributors.  Customers individually accounting for at least ten percent of the Company's product sales during past three years are as follows:

                                                      2000               1999              1998

     Company A                                        17%                 20%               19%
     Company B                                        15%                 16%               21%
     Company C                                        15%                 15%               17%
     Company D                                        12%                 10%               11%
     Company E                                        11%                 11%               7%
                                                      ---                 ---               ---
     Total % of product sales                         70%                 72%               75%
                                                      ===                 ===               ===

The Company relies on a limited number of distributor agents/affiliates to sell CytoGam and NeuTrexin internationally.  The Company has also entered into contractual agreements with Abbott International for distribution of Synagis outside of the United States and with affiliates of Schering-Plough Corporation for international distribution of Ethyol.  The breakdown of product sales by geographic region is as follows:

                                                                    2000                 1999                 1998
   United States                                                 $456,311             $335,161             $169,468
   All other                                                       39,492               21,654               14,480
                                                                 --------             --------             --------
   Total product sales                                           $495,803             $356,815             $183,948
                                                                 ========             ========             ========

Other revenue of $44.7 million, $26.6 million and $43.3 million in 2000, 1999, and 1998, respectively, consists mainly of United
States distribution, licensing, milestone revenues, corporate funding, and contract manufacturing revenues.

6.  INVESTMENTS

Investments are comprised of the following:

                                                              Cost /           Fair Value at
                                            Principal       Amortized          Balance Sheet
                                            Amount            Cost                 Date

  December 31, 2000:

  Equity Securities                           $--            $6,350              $15,478
  U.S. Government and Agencies             35,900            36,120               36,174
  Corporate Debt Securities               357,002           361,534              362,832
  Foreign Bank CD's                        25,750            26,797               26,796
                                         --------          --------             --------
  Total                                  $418,652          $430,801             $441,280
                                         ========          ========             ========

  December 31, 1999:

 U.S. Government and Agencies              $1,000           $ 1,011               $1,004
 Corporate Debt Securities                203,030           206,067              205,560
 Foreign Bank CD's                         26,500            27,285               27,260
                                         --------          --------             --------
 Total                                   $230,530          $234,363             $233,824
                                         ========          ========             ========

The amortized cost and fair market value of investments at December 31, 2000 and 1999, by contractual maturities are:
                                                                 2000                         1999
                                                         Cost/                        Cost/
                                                       Amortized     Fair           Amortized        Fair
                                                         Cost        Value            Cost           Value

Equity Securities                                      $6,350      $15,478            $--             $--
Due in one year or less                               105,594      105,670        170,301         169,868
Due after one year through two years                  284,021      285,308         44,997          44,882
Due after two years through four years                 34,836       34,824         19,065          19,074
                                                     --------     --------       --------        --------
Total                                                $430,801     $441,280       $234,363        $233,824
                                                     ========     ========       ========        ========

As of December 31, 2000, the Company had gross unrealized holding gains of $10.8 million and gross unrealized holding losses of $0.4 million.  As of December 31, 1999, the Company had gross unrealized holding gains of $0.2 million and gross unrealized holding losses of $0.7 million.  Proceeds from sales of securities were $63.4 million and $30.6 million in 2000 and 1999, respectively.  There were no proceeds from sales of securities in 1998.  The net gain recognized on sales of securities in 2000 was $1.6 million as determined by specific identification.  As the securities sold in 1999 were approaching their maturity, the gains and losses recognized on the sales were immaterial.  A net unrealized holding gain of $7.4 million was recorded in other comprehensive income (loss) in 2000.  A net unrealized loss of $0.5 million was recorded in other comprehensive income (loss) in 1999.  Unrealized holding gains and losses in 1998 were immaterial.

7.       INVENTORY

Inventory at December 31, is comprised of the following:

                                                                      2000                   1999
                 Raw materials                                      $14,715                $11,502
                 Work in process                                     21,091                 15,129
                 Finished goods                                      13,159                  9,365
                                                                    -------                -------
                                                                     48,965                 35,996
                 Less noncurrent                                     (2,332)                (4,219)
                                                                    -------                -------
                                                                    $46,633                $31,777
                                                                    =======                =======
In December 2000, the Company received approval from the FDA to perform a portion of the CytoGam production process at the Company's
Frederick manufacturing facility.  As a result, all work in process inventory of CytoGam is classified as a current asset as of
December 31, 2000.  Noncurrent inventory at December 31, 2000 is comprised of some of the Company's raw plasma.

As a result of the June 1998 FDA approval of Synagis and the market acceptance of Synagis, the Company reserved approximately $9.2 million against its RespiGam inventory, as minimal product sales were expected to result from this inventory for the foreseeable future.  The amount remaining in the reserve was $4.7 million and $5.8 million at December 31, 2000 and 1999, respectively.

8.                PROPERTY AND EQUIPMENT

Property and equipment, stated at cost at December 31, is comprised of the following:

                                                                                     2000               1999
     Land and land improvements                                                     $2,186             $2,166
     Buildings and building improvements                                            50,936             32,234
     Leasehold improvements                                                         15,750             14,560
     Laboratory, manufacturing and facilities equipment                             32,152             24,540
     Office furniture, computers, and equipment                                     12,267             10,813
     Construction in progress                                                           --             24,738
                                                                                   -------            -------
                                                                                   113,291            109,051
     Less accumulated depreciation and amortization                                (26,908)           (21,599)
                                                                                   -------            -------
                                                                                   $86,383            $87,452
                                                                                   =======            =======

As of December 31, 2000, buildings includes costs associated with four facilities. They are: 1) the portion of the Company's
Frederick manufacturing facility that was granted approval by the FDA for the production of Synagis in December 1999, and was placed in service on December 31, 1999; 2) the portion of the Company's Frederick manufacturing facility that was granted approval by the
FDA for the production of CytoGam intermediate paste in December 2000, and was placed in service on December 31, 2000; 3) warehouse, laboratory and administrative space adjacent to the manufacturing facility in Frederick, Maryland; and 4) the Company's manufacturing facility in Nijmegen, the Netherlands.

Construction in progress includes costs incurred in connection with the design and construction of the Company's Frederick manufacturing facility and included capitalized interest costs of $4.0 million at December 31, 1999.  Construction in progress is also net of a reserve of $2.1 million and $0.6 million at December 31, 2000 and 1999, respectively.  The reserve primarily consists of the remainder of the equipment to be disposed of from the Frederick manufacturing facility, as is was determined that the equipment would not be used at the facility.

9.       ACCRUED EXPENSES

Accrued expenses at December 31, is comprised of the following:

                                                                                 2000                    1999
       Accrued contracts                                                      $10,139                 $11,953
       Accrued manufacturing                                                    4,200                   6,526
       Accrued sales and marketing                                             46,608                  37,051
       Accrued other                                                           11,212                   9,770
                                                                              -------                 -------
                                                                              $72,159                 $65,300
                                                                              =======                 =======

10.      FACILITIES LEASES

The Company leases warehouse, laboratory and administrative space under numerous operating leases.  Under the leases, the Company is obligated to pay a basic monthly rent which will increase each lease year.  The leases also require the Company to pay for utilities and its proportionate share of taxes, assessments, insurance and maintenance costs.  Rent expense for the years ended December 31,
2000, 1999 and 1998 was $3.4 million, $2.6 million, and $2.4 million, respectively.

The Company's future minimum lease payments under operating leases are as follows:

                                                     Year ending December 31,
                                           2001                                  $1,648
                                           2002                                   1,697
                                           2003                                   1,746
                                           2004                                   1,751
                                           2005                                   1,806
                                           Thereafter                             1,702
                                                                                -------
                                                                                $10,350
                                                                                =======

11.      LONG-TERM DEBT
Long-term debt at December 31, is comprised of the following:
                                                                                            2000           1999
       4% notes due to Maryland Department of Business and Economic Development,
           due 2016                                                                        $6,015         $6,286

       7.53% note due to Maryland Industrial Development Finance Authority, due
       2007                                                                                 3,987          4,379

       Line of credit                                                                          --            728

       Note due to Cooperative Rabobank, B.A., due 2009 Variable interest rate                300            354

       Capital lease obligations                                                               --             77

       2% note payable to Commonwealth of PA, due 2000                                         --             32
                                                                                         --------       --------
                                                                                           10,302         11,856
       Less current portion included in other current liabilities                            (707)        (1,490)
                                                                                         --------       --------
                                                                                           $9,595        $10,366
                                                                                         ========       ========

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

In June 1995, the Company established a $1 million credit line with an international financial institution.  The line of credit was denominated in Dutch guilders, currently bears an annual interest rate of 5.3125% and was utilized by the Company's subsidiary, USB
Pharma B.V., to fund working capital requirements.  The line of credit expired in March 2000.

In May 1994, USB Pharma B.V. entered into a mortgage loan with Cooperative Rabobank B.A. in the amount of 1.2 million Dutch guilders collateralized by the land and buildings of its manufacturing facility in Nijmegen, the Netherlands and guaranteed by the Company.
Proceeds from the loan were used to partially fund the purchase of additional equipment for the facility.  The mortgage loan, for which principal payments began in March 1995, has a 15-year term and bears interest at a quarterly variable rate. The current interest rate is 6.45%.

Maturities of long-term debt for the next five years are as follows:  2001, $742; 2002, $788; 2003, $836; 2004, $887 and 2005, $944.
Interest paid was $0.5 million, $5.2 million and $6.5 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

The estimated fair value of the Company's long-term debt at December 31, 2000, based on quoted market prices or discounted cash flows based on currently available borrowing rates, was $10.9 million compared to its carrying value of  $10.3 million.

12.      Shareholders' Equity

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

In January 1998, the Company completed a private placement of 10.2 million new shares of common stock to institutional investors for net proceeds of $66.2 million, and sold 0.5 million shares of common stock to GlaxoSmithKline for net proceeds of $5.0 million.

In February 1999, the Company closed two private placements resulting in the issuance of 1.2 million new shares of common stock to institutional investors for net proceeds of $20.0 million.  In connection with the private placements, warrants to purchase 0.2 million shares of common stock at $24.82 per share were issued.  These warrants were exercised in November 1999 for net proceeds of
$6.0 million.

In July 1999, $60 million of the Company's 7% convertible subordinated notes were converted into common stock.  The transaction resulted in the issuance of 18.3 million shares of common stock and increased shareholders' equity by $58.7 million, the carrying amount of the converted debt on the date of the conversion.

13.      EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the diluted EPS computation for the years ended December 31,
2000, 1999 and 1998.

                                                                     2000                1999              1998
Numerator:
 Net earnings                                                       $111,156           $93,371            $47,187
 Interest on 7% convertible notes, net of
amounts capitalized and related taxes                                     --               720              1,468
                                                                    --------           -------            -------
Numerator for diluted EPS                                           $111,156           $94,091            $48,655
                                                                    ========           =======            =======

Denominator:
  Weighted average shares outstanding                                209,101           190,421            170,327
  Effect of dilutive securities:
        Stock options                                                 11,327            12,714             12,526

        7% convertible notes                                             --              9,175             18,293
                                                                    --------           -------            -------
Denominator for diluted EPS                                          220,428           212,310            201,146
                                                                    ========           =======            =======

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

                                               Year ended               Year ended                 Year ended
                                            December 31, 2000        December 31, 1999           December 31, 1998
  Price range of stock options:
    $61.50-$83.25                                886,425
    $28.33-$67.11                                                         1,074,054
    $9.92-$67.11                                                                                     4,921,767

14.  COMMON STOCK OPTIONS

The Company currently grants stock options under numerous stock option plans:

--------------------------- --------------------------------------------------------- -----------------------------------
                                                                                        Shares Authorized for Option
           Plan                                   Description                                       Grants
--------------------------- --------------------------------------------------------- -----------------------------------
--------------------------- --------------------------------------------------------- -----------------------------------
Old Plan                    Provides option incentives to employees, consultants                               1,500,000
                            and advisors of the Company
--------------------------- --------------------------------------------------------- -----------------------------------
--------------------------- --------------------------------------------------------- -----------------------------------
1991 Plan                   Provides option incentives to employees, consultants                              33,000,000
                            and advisors of the Company
--------------------------- --------------------------------------------------------- -----------------------------------
--------------------------- --------------------------------------------------------- -----------------------------------
Non-Employee Directors      Provides option incentives to non-employee directors                               1,500,000
Plan
--------------------------- --------------------------------------------------------- -----------------------------------
--------------------------- --------------------------------------------------------- -----------------------------------
1999  Plan                  Provides option incentives to employees, consultants                              14,250,000
                            and advisors of the Company
--------------------------- --------------------------------------------------------- -----------------------------------
--------------------------- --------------------------------------------------------- -----------------------------------
Non-Executive Stock         Provided option incentives to employees who are not                                1,012,500
Option Plan                 officers or directors of USB, consultants and advisors
                            of the Company
--------------------------- --------------------------------------------------------- -----------------------------------
--------------------------- --------------------------------------------------------- -----------------------------------
1992 Stock Option Plan      Provided option incentives to officers and directors of                            1,282,500
                            USB
--------------------------- --------------------------------------------------------- -----------------------------------
--------------------------- --------------------------------------------------------- -----------------------------------
1996 Non-Employee           Provided option incentives to elected non-employee                                    22,500
Directors Stock Option      directors of  USB
Plan
--------------------------- --------------------------------------------------------- -----------------------------------
--------------------------- --------------------------------------------------------- -----------------------------------
1999 Stock Option Plan      Provided option incentives to employees, consultants                               1,350,000
                            and advisors of USB
--------------------------- --------------------------------------------------------- -----------------------------------
--------------------------- --------------------------------------------------------- -----------------------------------

1991 Special                Provided option incentives to employees, consultants                                 450,000
Non-Statutory Plan          and advisors of USB
--------------------------- --------------------------------------------------------- -----------------------------------
--------------------------- --------------------------------------------------------- -----------------------------------
1987 Special Non            Provided option incentives to employees and                                          225,000
Statutory Plan              non-employees of USB
--------------------------- --------------------------------------------------------- -----------------------------------
--------------------------- --------------------------------------------------------- -----------------------------------
1987 Non Statutory Plan     Provided option incentives to employees and                                          450,000
                            non-employee members of The Board of Directors of USB
--------------------------- --------------------------------------------------------- -----------------------------------
--------------------------- --------------------------------------------------------- -----------------------------------
1987 Incentive Stock        Provided option incentives to employees, consultants,                                450,000
Option Plan                 and advisors of USB
--------------------------- --------------------------------------------------------- -----------------------------------

Options under all plans normally vest over a three to five year period and have a maximum term of 10 years.  The Company has reserved a total of  29,177,873 shares of common stock for issuance under these plans as of December 31, 2000.  Related stock option activity, is as follows:

                   Options Granted Prior to
                   Establishment of the 1991                                   Non-Employee
                             Plan                    1991 and 1999 Plans        Directors Plan                             USB Plans

                                    Wtd. Avg.                    Wtd. Avg.                     Wtd. Avg.                      Wtd. Avg.
                                     Exercise                    Exercise                      Exercise                       Exercise
                                    Price Per                    Price Per                     Price Per                      Price Per
                      Shares           Share       Shares        Share         Shares          Share         Shares           Share

----------------- --------------- ------------ --------------- ------------ -------------- -------------- --------------- --------------
Balance,
Dec. 31, 1997       2,316,012          $0.72     19,172,616        $2.40        555,000          $2.16       1,734,147           $22.29
Granted                     -              -      7,236,600         9.10        120,000          10.40         885,210            19.43
Exercised          (1,400,400)          0.69     (5,195,196)        2.07              -              -         (69,717)           10.89
Canceled                    -              -       (357,372)        3.68              -              -        (145,197)           27.90
                   ----------                    ----------                     -------                      ---------
Balance,
Dec. 31, 1998         915,612           0.76     20,856,648         4.79        675,000           3.62       2,404,443            21.23
Granted                     -              -      6,473,100        22.35        120,000          24.04         235,341            22.33
Exercised            (882,012)          0.79     (7,117,674)        3.24       (165,000)          2.82      (1,019,685)           20.07
Canceled                    -              -       (349,938)       12.04              -              -        (142,476)           22.08
                    ---------                    ----------                     -------                      ---------
Balance,
Dec. 31, 1999          33,600           0.13     19,862,136        10.94        630,000           7.72       1,477,623            22.12
Granted                     -              -      7,209,500        59.75        150,000          72.75               -               --
Exercised             (30,600)          0.13     (5,984,307)        7.76       (165,000)          5.33      (1,341,829)           21.77
Canceled                    -              -       (745,292)       38.75              -              -          (1,125)           35.28
                     --------                    ----------                     -------                      ---------
Balance,
Dec. 31, 2000           3,000          $0.13     20,342,037       $28.15        615,000         $24.23         134,669           $25.52
                     ========                    ==========                     =======                      =========

Additional information related to the plans as of December 31, 2000 is as follows:

                                           Options Outstanding                             Options Exercisable
                                                    Wtd Avg
                                                  remaining          Wtd Avg
                Range of          Options       contractual         Exercise                Options                 Wtd Avg
         exercise prices      outstanding        Life (yrs)            Price                 Exercisable     Exercise Price
------------------------- ---------------- ----------------- ---------------- --------------------------- ------------------
            $0.01-$20.00       12,085,549               6.8            $9.43                   3,783,383              $4.84
           $20.01-$40.00        2,011,682               8.5           $28.23                     342,302             $26.68
           $40.01-$60.00        1,836,150               9.2           $54.08                      12,650             $47.58
           $60.01-$80.00        5,133,225               9.2           $62.07                      10,125             $67.11
          $80.01-$100.00           28,100               9.6           $80.77                          --                 --
                               ----------                                                      ---------
                               21,094,706               7.8           $28.02                   4,148,460              $6.92
                               ==========                                                      =========

In May 2000, the Company's shareholders voted to increase the maximum number of shares of common stock reserved for issuance under the 1999 Plan from 8,250,000 to 14,250,000 shares.
There were 5,126,398, 469,982 and 480,000 shares available for future option grants at December 31, 2000 under the 1999 Plan, the
1991 Plan and the Non-Employee Directors Plan, respectively.
The Company has adopted the disclosure only provisions of SFAS 123 as they pertain to financial statement recognition of compensation expense attributable to option grants.  As such, no compensation cost has been recognized for the Company's option plans.  If the
Company had elected to recognize compensation cost for all of its stock option plans consistent with SFAS 123, the Company's net earnings and earnings per share on a pro forma basis would be:

                                                                            2000             1999             1998

  Net earnings - as reported                                            $111,156          $93,371          $47,187
  Net earnings - pro forma                                               $90,144          $70,492          $39,740
  Basic earnings per share-as reported                                     $0.53            $0.49            $0.28
                                         -pro forma                        $0.43            $0.37            $0.23
  Diluted earnings per share-as reported                                   $0.50            $0.44            $0.24
                                            -pro forma                     $0.41            $0.33            $0.20

The pro forma expense related to the stock options is recognized over the vesting period, generally five years.  The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                                            2000             1999             1998
  Risk-free interest rate                                                  6.20%            5.78%            5.28%
  Expected life of options - years                                             7                7                7
  Expected stock price volatility                                            69%              65%              75%
  Expected dividend yield                                                    N/A              N/A              N/A

The weighted average fair value of options granted during 2000, 1999 and 1998 was $38.20, $18.19, and $6.45, respectively.

15.  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:
     Year ended December 31,                                       2000              1999               1998
     Current:
         Federal                                                   $ --              $ --               $ --
         State                                                       --                --                 --
         Foreign                                                     80                --                 --
                                                                   ----              ----               ----
               Total current expense (benefit)                       80                --                 --

     Deferred:
         Federal                                                 60,505          (10,502)           (47,428)
         State                                                    3,851            3,407                 --
         Foreign                                                     --               --                 --
                                                                -------           ------            -------
             Total deferred expense (benefit)                    64,356           (7,095)           (47,428)
                                                                -------           ------            -------
     Total tax expense (benefit)                                $64,436          ($7,095)          ($47,428)
                                                                =======           ======            =======

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:

                                                                                 2000              1999
     Deferred tax assets:
        Net operating loss carryforwards                                       $172,276           $132,765
        U.S. General business credit carryforwards                               26,818             14,399
        Accrued expenses not currently deductible                                16,655             12,941
        Accounts receivable allowances and reserves                               6,410              6,835
        Deferred revenue                                                         13,143                 --
        Other                                                                     1,747              4,974
                                                                               --------           --------
            Total deferred tax assets                                           237,049            171,914

     Valuation allowance                                                        (19,969)           (19,792)
                                                                               --------           --------
              Net deferred tax assets                                          $217,080           $152,122
                                                                               ========           ========

The provision (benefit) for income taxes varies from the income taxes provided based on the federal statutory rate (35%) as follows:

   Year ended December 31,                                         2000               1999                1998

   Tax at U.S. federal statutory rate                          $73,295             $30,197               $(84)
   State taxes, net of federal benefit                           2,503               2,702                507
   Change in valuation allowance                                   177             (48,525)           (55,994)
   U.S. General business credits                               (12,420)             (2,921)            (2,309)
   Foreign taxes, net                                                -                   -               (174)
   Other                                                           881              11,452             10,626
                                                              --------             -------           --------
      Total                                                    $64,436             $(7,095)          $(47,428)
                                                              ========             =======           ========

At December 31, 2000 the Company had consolidated net operating loss carryforwards for federal tax reporting purposes of approximately $439 million expiring between 2002 to 2020.  The deferred tax asset attributable to the net operating loss carryforwards includes tax benefits of $192.8 million related to the exercise of employee stock options, which benefits were recorded directly to paid-in capital.  The Company also has general business credit carryforwards comprised of federal research and experimentation and orphan drug credit carryforwards of approximately $26.8 million at December 31, 2000 expiring through 2020.  The timing and manner in which the Company will utilize the net operating loss and general business credit carryforwards in any year, or in total, will be limited by provisions of the Internal Revenue Code Section 382, regarding changes in ownership of the Company.

Deferred taxes are not provided for the earnings of the Company's foreign subsidiaries, as those earnings are considered permanently reinvested in the operations of the foreign subsidiaries.

For the year ended December 31, 2000, the increase in the valuation allowance of approximately $0.2 million relates to the increase in the net operating loss carryforward for one of the Company's foreign subsidiaries, which the Company believes may not be realized.  Because management is uncertain of the realization of the tax benefit associated with a portion of the deferred tax assets attributable to the state net operating losses, foreign net operating losses, and the general business credits which were generated by USB prior to its acquisition by the Company, a full valuation allowance remains for these deferred tax assets at December 31, 2000.

During 1999, based on all positive evidence, including its 1999 pre-tax income and its estimates of future taxable income, the
Company believed that it was more likely than not that certain of its deferred tax assets acquired from USB (comprised mostly of federal net operating loss and general business credit carryforwards) would be realized, and therefore recorded the tax benefit associated with those deferred tax assets for the year ended December 31, 1999.  Because management was uncertain of the realization of the tax benefit associated with the deferred tax assets attributable to the state net operating losses and certain general business credits which were generated by USB prior to its acquisition by the Company, a full valuation allowance remained for these deferred tax assets at December 31, 1999.

16.  Collaborative Arrangements

Abbott Laboratories

In December 1997, the Company signed two agreements with Abbott Laboratories ("Abbott").  The first agreement calls for Abbott to co-promote Synagis in the United States.  The second agreement allows Abbott to exclusively distribute Synagis outside the United
States.  Under the terms of the United States co-promotion agreement, Abbott receives a percentage of net United States sales based on defined annual sales thresholds.  Expenses associated with the co-promotion agreement are included in selling, general and administrative expenses on the accompanying statements of operations.  Each company is responsible for its own selling expenses.
Under the terms of the distribution agreement, the Company manufactures and sells Synagis to Abbott at a price based on end-user sales.  Pursuant to the distribution agreement, the Company received a $15 million payment in each of the years 1999, 1998 and
1997.   In accordance with SAB 101, a portion of these payments has been deferred and will be recorded as other revenue in future periods, as the Company fulfills certain future obligations under the agreement.  The Company could receive up to an additional $15 million based on the achievement of certain milestones.

ALZA Corporation

In December 1995, U.S. Bioscience, Inc. entered into an exclusive marketing and distribution agreement with ALZA Corporation ("ALZA")
for Ethyol in the United States.  Under the terms of the agreement, ALZA has exclusive rights to market Ethyol in the United States until April 2001, subject to a one-year extension, and is responsible for sales and marketing of the product.  The Company's oncology/immunology sales force co-promotes the product with ALZA in the United States.  The Company sells Ethyol to ALZA at a price based on a percentage of the net sales price of Ethyol in the United States, and ALZA then sells Ethyol to the distributors and wholesalers that supply Ethyol for prescription sales.  During 2000, ALZA chose to exercise a one-time option to extend the agreement to April 1, 2002.  Following the expiration of the agreement in April 2002, marketing rights to Ethyol will revert to the Company, and ALZA will receive a royalty from the Company for nine years, based on sales of Ethyol in the United States.  To date, the Company has received $35 million in up-front and milestone payments.  In accordance with SAB 101, a portion of these payments has been deferred and will be recorded as other revenue in future periods, as the Company fulfills certain future obligations under the agreement.

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

GlaxoSmithKline

In December 1997, the Company and GlaxoSmithKline ("GSK") entered into a strategic alliance to develop and commercialize human papillomavirus (HPV) vaccines for the prevention of cervical cancer and genital warts.  In exchange for exclusive worldwide rights to the Company's HPV technology, GSK agreed to provide the Company with an up-front payment, future funding and potential developmental and sales milestones which together could total over $85 million, as well as royalties on any product sales.  Under the terms of the agreement, the companies will collaborate on research and development activities.  The Company conducts Phase 1 and Phase 2 clinical trials and manufactures clinical material for those studies.  GSK is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities.  In January 1998, the Company received a $15 million payment from GSK upon commencement of the agreement.  In accordance with SAB 101, a portion of this payment has been deferred and will be recorded as other revenue in future periods, as the Company fulfills certain future obligations under the agreement.  Also in January 1998, the Company completed the sale of 0.5 million shares of common stock to GSK resulting in net proceeds to the Company of $5.0 million.
Additionally $7.8 million, $6.2 million and $5.7 million of research funding associated with the agreement has been included in other revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

In July 2000, the Company granted GlaxoSmithKline a worldwide, exclusive license to its Streptococcus pneumoniae vaccine technology in exchange for an up-front payment of $10 million and future milestones totaling more than $20 million, plus royalties on any product sales.  Under the terms of the agreement, GSK is responsible for all clinical development, manufacturing and sales and marketing activities for the S. pneumoniae vaccine.  The Company completed the technology transfer to GSK by the end of 2000.
The up-front payment is included in other revenue in 2000.

American Home Products

On November 8, 1993, the Company signed a definitive agreement with American Cyanamid Company, now American Home Products, to
co-promote and share profits or losses on the Company's RSV product, RespiGam, which was licensed for marketing by the FDA on January
18, 1996.  Pursuant to an amendment to the agreement signed in December 1999, AHP's obligation to co-promote RespiGam in the United
States was terminated.  In addition, AHP no longer shares in any profits or losses of RespiGam in the United States.  The Company recorded a credit to selling, general and administrative expense in 1999 related to the signing of the amendment.

Other Agreements

The Company has entered into research, development and license agreements with various federal and academic laboratories and other institutions to further develop its products and technology and to perform clinical trials.  Under these agreements, the Company is obligated to provide funding of approximately $29.5 million and $12.5 million in 2001 and 2002, respectively. The Company has also agreed to make milestone payments in the aggregate amount of $51 million on the occurrence of certain events such as the granting by the FDA of a license for product marketing in the United States for some of the product candidates covered by these agreements.  In exchange for the licensing rights for commercial development of proprietary technology, the Company has agreed to pay royalties on sales using such licensed technologies.

17.   Forward Exchange Contracts

Beginning in 1997, the Company entered into foreign forward exchange contracts to hedge against foreign exchange rate fluctuations that may occur on certain of the Company's foreign currency denominated obligations.  As of December 31, 2000 the Company had outstanding forward Euro contracts in the amount of $11.1 million, all expiring within one year.  Fair value of the outstanding contracts at December 31, 2000 was $0.5 million.  Unrealized gains and losses on foreign forward exchange contracts that are designated and effective as hedges are deferred and recognized in the same period that the hedged obligation is recognized.  The notional principal amounts for off-balance sheet instruments provide one measure of the transaction volume outstanding as of year end, and does not represent the amount of the Company's exposure to credit or market loss.  The Company's exposure to market risk will vary over time as a function of currency rates.  As of January 1, 2001 the Company will adopt SFAS 133 "Accounting for
Derivatives and Similar Financial Instruments."  See Note 2.

18.  COMMITMENTS AND CONTINGENCIES

Manufacturing, Supply and Purchase Agreements

The Company has entered into manufacturing, supply and purchase agreements in order to provide production capability for CytoGam and
RespiGam, and to provide a supply of human plasma for production of both products.  No assurance can be given that an adequate supply of plasma will be available from the Company's suppliers.  Human plasma for CytoGam is converted to an intermediate raw material
(Fraction II+III paste) at the Company's Frederick manufacturing facility.  The intermediate material is then supplied to the manufacturer of the bulk product, the State Lab.  Pursuant to the agreements with the State Lab, the Company paid $8.7 million in
2000, $8.3 million in 1999 and $12.9 million in 1998 for production and process development.  The Company has an informal arrangement with the State Lab for planned production of CytoGam and RespiGam through June 2003 for $16.4 million and $2.5 million, respectively, subject to production level adjustments.  If the State Lab, which holds the sole product and establishment licenses from the FDA for the manufacture of CytoGam and RespiGam, is unable to satisfy the Company's requirements for CytoGam on a timely basis or is prevented for any reason from manufacturing CytoGam, the Company may be unable to secure an alternative manufacturer without undue and materially adverse operational disruption and increased cost.  The Company also has an agreement with Aventis Pasteur to fill and package CytoGam through 2002.

In December 1997, the Company entered into an agreement with Boehringer Ingelheim Pharma KG ("BI"), to provide supplemental manufacturing of the Company's second generation RSV product, Synagis.  The Company paid $26.4 million in 2000, $21.1 million in 1999 and $16.0 million in 1998 related to production and scale-up of production as part of this agreement.  The Company has firm commitments with BI for planned production through 2002 for approximately 25.1 million Euros.  Should the manufacturer be unable to supply Synagis to the Company for any reason, there can be no assurance that the Company will be able to secure an alternate manufacturer in a timely basis or without increased cost.

19.      OTHER OPERATING EXPENSES

Other operating expenses for all years presented include manufacturing startup costs for the Company's Frederick Manufacturing Center
("FMC").  Expenses in both 2000 and 1999 also include charges of $1.8 million and $1.4 million, respectively, for the write-off of certain equipment associated with the Company's plasma production activities.  Expenses in 1998 include scale-up of production of
Synagis at the Gaithersburg pilot plant and at a third-party manufacturer, BI, and $10.5 million for the buy down of certain Synagis royalty obligations prior to the licensure of Synagis by the FDA.

20.  PENSION PLAN

The Company has defined contribution 401(k) pension plans and other defined contribution plans available to all full-time employees.
Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations.  Participants are always fully vested in their contributions.  The Company also makes employer contributions.  During
2000, 1999 and 1998 the Company contributed $0.9 million , $1.1 million and $1.1 million, respectively, in cash to the plans.  Prior to the merger with U.S. Bioscience, a deferred compensation program was provided for certain executives of U.S. Bioscience.  The program was terminated in December 1999 and all vested balances were paid in full.  Expense related to the deferred compensation plan was $0, $97, and $348 in 2000, 1999 and 1998, respectively.

21.   LEGAL PROCEEDINGS

In 1996, the Company entered into a Material Transfer Agreement and a Confidentiality Agreement with MediGene AG ("MediGene")
relating to human papillomavirus vaccine ("HPV") technology in which the Company had a potential interest.  In 1997, the Company learned information that caused it to believe that such technology had been developed by employees of  Loyola University of Chicago
("Loyola").  As a result, the Company acquired from Loyola a license to patent applications directed to such technology.  The Company granted to GlaxoSmithKline sublicense under the Loyola license.

In 1998, MediGene AG initiated a legal action against Loyola University of Chicago and the Company in the U.S. District Court for the
Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the Company with
MediGene's alleged contractual and prospective business relationships with Loyola and GlaxoSmithKline.  The claims relate to human papillomavirus vaccine technology allegedly covered by contracts between MediGene and the Company and by a license agreement from
Loyola to the Company, under which the Company granted a sublicense to GlaxoSmithKline.  MediGene claims monetary damages from the
Company and ownership of the patents in question, as well as rescission of the Company's license agreement from Loyola or rights as a third-party beneficiary thereof.

In November 2000, MedImmune and Loyola moved for summary judgment seeking dismissal of all claims.  In December 2000, the District
Court granted partial summary judgment in favor of the defendants, dismissing the tortious interference with contract claim against
MedImmune and the breach of contract claim against Loyola.  The Court reserved ruling on the summary judgment motion with regard to the remaining claims pending additional briefing and a hearing scheduled for March 12, 2001.  The previously scheduled trial date of
January 8, 2001 was vacated.

In October 2000, Celltech Chiroscience Limited ("Celltech") commenced a legal proceeding against the Company in the U.K. High Court of Justice, Chancery Division, Patents Court.  Celltech alleges that the Company failed to pay royalties with respect to its sales of
Synagis as required by a license agreement dated January 19, 1998.  Under the agreement, the Company obtained from Celltech a worldwide license to make, use and/or sell product under a patent (and related applications) pertaining to humanized antibodies.  In the proceeding, Celltech seeks payment of royalties, with interest, and certain costs, including attorney's expenses.  The Company has filed answering papers denying that any royalties are due on the basis that Celltech's patent does not cover Synagis and has notified the court that the Company intends to seek dismissal of the case on the grounds that the legal doctrine of prosecution history estoppel prevents Celltech from claiming that its patent covers Synagis.

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

After consultation with its counsel, the Company believes that it has meritorious defenses to the claims referred to above and it is determined to defend its position vigorously.  While it is impossible to predict with certainty the eventual outcome of these proceedings, the Company believes they are unlikely to have a material adverse effect on its financial position but might have a material adverse effect on its results of operations for a particular period.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MedImmune, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders'
equity and cash flows present fairly, in all material respects, the financial position of MedImmune, Inc. and its subsidiaries at
December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of U.S. Bioscience, Inc, a wholly-owned subsidiary, for the year ended December 31, 1998, which statements reflect total revenues of 11.7% of the related consolidated total for the year then ended.  These statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for U.S. Bioscience, Inc. for the year ended December 31,
1998 is based solely on the report of the other auditors.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 3 to the consolidated financial statements, as of January 1, 2000 the Company changed its method of recognizing revenue for certain up-front fees and milestone payments.

/s/ PRICEWATERHOUSECOOPERS LLP
January 25, 2001
McLean, Virginia

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

The selection of the Company's independent accountants, PricewaterhouseCoopers LLP, has been approved by the Board of Directors and ratified by the shareholders.  The Audit Committee of the Board of Directors, comprised solely of outside directors, meets periodically with the Company's independent accountants and management to review the financial statements and related information and to confirm that they are properly discharging their responsibilities.  In addition, the independent accountants and the Company's legal counsel meet with the Audit Committee, without the presence of management, to discuss their findings and their observations on other relevant matters.  Recommendations made by PricewaterhouseCoopers LLP are considered and appropriate action is taken to respond to these recommendations.

/s/David M. Mott
Chief Executive Officer

/s/Lawrence C. Hoff
Chairman of the Audit Committee

                                         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                                                ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MEDIMMUNE, INC.
Information with respect to directors is included in the Company's Proxy Statement to be filed pursuant to Regulation 14A (the "Proxy
Statement") under the caption "Election of Directors," and such information is incorporated herein by reference.  Set forth in Part
I, Item 1, are the names and ages (as of February 1, 2001), the positions and offices held by, and a brief account of the business experience during the past five years of each executive officer.

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

a)  Documents filed as part of the Report

         1.       Financial Statements and Supplemental Data
                  a.       Consolidated Balance Sheets at December 31, 2000 and 1999
                  b.       Consolidated Statements of Operations for the years ended
                              December 31, 2000, 1999 and 1998
                  c.       Consolidated Statements of Cash Flows for the years ended
                              December 31, 2000, 1999 and 1998
                  d.       Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
                  e.       Notes to Consolidated Financial Statements
                  f.       Report of Independent Accountants
                  g.       Report of Management

         2.       Supplemental Financial Statement Schedule
                  Report of Independent Accountants on Financial Statement Schedules
                  Schedule I - Valuation and Qualifying Accounts Page S-1

b)  Reports on Form 8-K

         Date Filed             Event Reported
         None

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

                                                          MEDIMMUNE, INC.

                                                          /s/ David M. Mott
Date:  February 22, 2001                                  By:  David M. Mott
Wayne T. Hockmeyer, Chairman and
                                                          Chief Executive Officer and
                                                           Principle Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: February 22, 2001                                   /s/  Wayne T. Hockmeyer
                                                          Wayne T. Hockmeyer, Chairman

                                                          /s/ M. James Barrett
Date: February 22, 2001                                   M. James Barrett,Director

                                                          /s/ Melvin D. Booth
Date: February 22, 2001                                   Melvin D. Booth, Director

                                                          /s/ James H. Cavanaugh
Date: February 22, 2001                                   James H. Cavanaugh, Director

                                                          /s/ Barbara Hackman Franklin
Date: February 22, 2001                                   Barbara Hackman Franklin, Director

                                                          /s/ Lawrence C. Hoff
Date: February 22, 2001                                   Lawrence C. Hoff, Director

                                                          /s/ Gordon S. Macklin
Date: February 22, 2001                                   Gordon S. Macklin, Director

                                                          /s/ Franklin H. Top, Jr.
Date: February 22, 2001                                   Franklin H. Top, Jr., Director

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of MedImmune, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 25, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K.  In our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
January, 25, 2001

Schedule I
                                                            MedImmune, Inc.
                                                   Valuation and Qualifying Accounts
                                                            (in thousands)

                                                Balance at                                                   Balance at
                                                beginning                                                    end of
                       Description              of period              Additions         Deductions          period
For the year ended
  December 31, 2000
Trade and Contract Receivables Allowance          $16,103                $58,898          ($59,281)          $15,720
Trade Receivables Bad Debt Reserve                  1,304                  1,575            (1,317)            1,562
Inventory Reserve                                   8,004                  2,439            (4,649)            5,794
Physical Asset Reserve                                828                  2,536              (901)            2,463
                                                  -------                -------           -------           -------
                                                  $26,239                $65,448          ($65,148)          $25,539
                                                  =======                =======           =======           =======
For the year ended
  December 31, 1999
Trade and Contract Receivables Allowance          $29,589                $43,779          ($57,265)          $16,103
Trade Receivables Bad Debt Reserve                    368                  1,390              (454)            1,304
Inventory Reserve                                   9,747                    803            (2,546)            8,004
Physical Asset Reserve                                 --                  1,682              (854)              828
                                                  -------                -------           -------           -------
                                                  $39,704                $47,654          ($61,119)          $26,239
                                                  =======                =======           =======           =======

For the year ended
    December 31, 1998
Trade and Contract Receivables Allowance           $3,538                $54,597          ($28,546)          $29,589
Trade Receivables Bad Debt Reserve                    204                    402              (238)              368
Inventory Reserve                                      75                 12,374            (2,702)            9,747
Physical Asset Reserve                                175                     --              (175)               --
                                                  -------                -------          --------           -------
                                                   $3,992                $67,373          ($31,661)          $39,704
                                                  =======                =======          ========           =======

                                                                  S-1

c)       Item 601 Exhibits
 3.1(4)               Restated Certificate of Incorporation, dated May 14, 1991
 3.2(3)               By-Laws, as amended
 3.3(24)              By-Laws, as amended
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
10.2(3)               Plasma Supply Agreement dated May 31, 1990 between the Company and Plasma Alliance, Inc.
10.3 (3)              Termination Agreement dated June 29, 1990 between the Company and Pediatric Pharmaceuticals, Inc. ("PPI")
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
                      Advancement of Military Medicine ("HMJ")
10.11(1)(3)           License Agreement dated November 15, 1990 between Company and Merek & Co., Inc.
10.11(3)              Research Agreement dated November 8, 1989 between the Company, PPI and HMJ
10.12(1)(3)           Research and License Agreement dated April 1, 1990 between the Company and New York University
10.13 (1)(3)          Research and License Agreement dated January 2, 1991 between the Company and the University of Pittsburgh
10.14 (3)             Patent License Agreement between the Company and the National Institutes of Health regarding parvovirus
10.15 (3)             License Agreement dated September 1, 1988 between the Company and Albany Medical College of Union College

                                                                  E1

10. 16(3)             License Agreement dated July 5, 1989 between the Company, Albert Einstein College of Medicine of Yeshiva
                      University, The Whitehead Institute and Stanford University
10. 17(3)             License Agreement dated July 1, 1989 between the Company and the National Technical Information Service ("NTIS")
10. 18(3)             License Agreement dated September 1, 1989 between the Company and NTIS
10. 19(5)             Form of Stock Option Agreement, as amended
10. 20(3)             Convertible Preferred Stock and Warrant Purchase Agreement between HCV, Everest Trust and the Company dated
                      January 12, 1990 with form of Warrant
10. 21(3)             Restated Stockholders' Agreement dated May 15, 1991
10. 22(3)             Lease Agreement between Clopper Road Associates and the Company dated February 14, 1991
10. 23(7)             1991 Stock Option Plan
10. 24(3)             Sublease between the Company and Pharmavene, Inc.
10. 25(4)             Agreement between New England Deaconess Hospital Corporation and the Company, dated as of August 1, 1991
10. 26(1)(4)          Research Collaboration Agreement between Merck and the Company effective as of November 27, 1991
10. 27(1)(4)          Co-promotion Agreement between Merck and the Company effective as of November 27, 1991
10. 28(1)(4)          License Agreement between Merck and the Company effective as of November 27, 1991
10. 29(1)(5)          Letter Agreement between Merck and the Company, dated January 26, 1993
10. 30(1)(5)          Termination, Purchase and Royalty Agreement between CLI and the Company, dated December 24, 1992
10.30.1(1)(12)        Amendment to Termination, Purchase and Royalty Agreement between Connaught Technology Corporation and
                      MedImmune, Inc. dated December 31, 1995
10. 31(1)(5)          Research and License Agreement between Cell Genesys, Inc. and the Company, dated April 29, 1992
10.31(a)(5)           Unredacted pages 2-5 of Exhibit 10.31
10. 32(5)             Form of 1993 Non-Employee Director Stock Option Plan
10. 33(1)(8)          Sponsored Research and License Agreement between Georgetown University and the Company dated February 25, 1993
10. 34(1)(8)          License Agreement between Roche Diagnostic Systems, Inc. and the Company dated March 8, 1993
10. 35(1)(8)          Pip/Tazo Co-Promotion Agreement between American Cyanamid Company and the Company dated November 8, 1993
10.35.1(12)           Agreement dated October 26, 1995 between American Cyanamid Company and the Company

                                                                  E2

10. 36(1)(8)          RSVIG Co-Development and Co-Promotion Agreement between American Cyanamid  Company and the Company dated
                      November 8, 1993
10.36.1(12)           Agreement dated October 26, 1995 between American Cyanamid Company and the Company
10. 37(1)(8)          RSV MAB Co-Development and Co-Promotion Agreement between American Cyanamid Company and the Company dated
                      November 8, 1993
10.37.1(12)           Agreement dated October 26, 1995 between American Cyanamid Company and the Company
10. 38(1)(8)          RSV Vaccine Co-Development and Co-Promotion Agreement between American Cyanamid Company and the Company dated
                      November 8, 1993
10.38.1(12)           Agreement dated October 26, 1995 between American Cyanamid Company and the Company
10. 39(1)(10)         Fraction II + III Paste Supply Agreement between Baxter Healthcare Corporation and the Company dated
                      September 1, 1994
10. 40(11)            Employment Agreement between David P. Wright and the Company dated January 2, 1995
10. 41(11)            Employment Agreement between Bogdan Dziurzynski and the Company dated February 1, 1995
10. 42(11)            Employment Agreement between Wayne T. Hockmeyer and the Company dated February 1, 1995
10. 43(11)            Employment Agreement between David M. Mott and the Company dated February 1, 1995
10. 44(11)            Employment Agreement between Franklin H. Top, Jr. and the Company dated February 1, 1995
10.45(11)             Employment Agreement between James F. Young and the Company dated February 1, 1995
10. 46(1)(11)         License Agreement between Symbicom AB and the Company dated May 20, 1994
10. 47(1)(11)         License Agreement between the University of Kentucky Research Foundation and the Company effective  June 10,
                      1994
10. 48(1)(11)         Research and Development Agreement between the University of Kentucky Research Foundation and the Company
                      effective June 10, 1994
10. 49(1)(11)         Research and License Agreement between Washington University and the Company effective July 1, 1994
10. 50(1)(11)         Research and License Agreement between Washington University and the Company effective  March 1, 1995
10. 51(1)(9)          License Agreement between Baxter Healthcare Corporation and MedImmune, Inc. effective June 2, 1995

                                                                  E3

10. 52(1)(9)          Stock Purchase Agreement between Baxter Healthcare Corporation and MedImmune, Inc. dated June 22, 1995
10. 53(2)(10)         Alliance Agreement between BioTransplant, Inc. and MedImmune, Inc. dated October 2, 1995
10. 54(12)            Stock Purchase Agreement dated October 25, 1995 between MedImmune, Inc. And American Home Products
10. 55(2)(12)         Collaboration and License Agreement dated as of July 27, 1995 between MedImmune, Inc. And Human Genome
                      Sciences, Inc.
10. 56(12)            Stipulation of Settlement in reference to MedImmune, Inc. Securities Litigation, Civil Action No. PJM93-3980
10. 57(2)(13)         Plasma Supply Agreement dated effective as of February 8, 1996, by and between DCI Management Group, Inc. and
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
10.66 (15)            Employment Agreement between Wayne T. Hockmeyer and MedImmune, Inc. effective April 1, 1997.
10.67 (15)            Employment Agreement between David M. Mott and MedImmune, Inc. effective April 1, 1997.
10.68 (15)            Employment Agreement between Franklin H. Top and MedImmune, Inc. effective April 1, 1997.
10.69 (15)            Employment Agreement between David P. Wright and MedImmune, Inc. effective April 1, 1997.
10.70 (15)            Employment Agreement between James F. Young and MedImmune, Inc.effective April 1, 1997.
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
10.82 (18)            Termination of MEDI-SB Letter Agreement of October 10, 1996.
10.83 (18)            Second Amendment between MedImmune, Inc. and Lonza Biologics PLC of 228 Bath Road, Slough, Berkshire SL1 4DY
                      England
10.84(22)             Employment Agreement between Wayne T. Hockmeyer and MedImmune, Inc. effective November 1, 1998.
10.85(22)             Employment Agreement between Melvin Booth and MedImmune, Inc. effective November 1, 1998.
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
                      MedImmune, Inc. effective September 30, 1998.
10.93(22)             Purchase Contract Agreement between Aid Association and MedImmune, Inc. effective November 25, 1998.

                                                                       E5

10.94                 Seventh Amendment of Lease between ARE-QRS CORP. and MedImmune, Inc. effective August 1, 1998.
10.95 (20)(2)         Research and Assignment and License Agreement, dated as of February 24, 1999 by and between IXSYS, Inc. and
                      MedImmune, Inc.
10.96    (20)(2)      License Agreement, dated as of February 24, 1999 by and between IXSYS, Inc. and MedImmune, Inc.
10.97(20)(2)          Selection Agreement, dated as of February 24, 1999 by and between IXSYS, Inc. and MedImmune, Inc.
10.98(20)(2)          Stock Purchase Agreement, dated as of February 24, 1999 by and between IXSYS, Inc. and MedImmune, Inc.
10.99 (21)            Employment Agreement between Armando Anido and MedImmune, Inc. effective August 30, 1999
10.100 (21)           Amendment to Lease Agreement for MOR Bennington LLLP and MedImmune, Inc.
10.101(2)(24)         RSVIG Termination Agreement dated December 17, 1999  between MedImmune, Inc. and Wyeth-Ayerst Pharmaceuticals,
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
10.103 (a)            Amendment No. 1, dated August 31, 1991, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower
                      Bridge Associates (incorporated by reference to Exhibit 10(I)(ii) to the U.S. Bioscience, Inc. Annual Report on
                      form 10-K filed with the Securities and Exchange Commission on March 27, 1992)
10.103 (b)            Addendum, dated April 8, 1992, to Amendment No. 1 of Office Lease Agreement between U.S. Bioscience and Tower
                      Bridge Associates (incorporated by reference to Exhibit 10.2.2 to the U.S. Bioscience, Inc. Annual Report on
                      Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)
10.103 (c)            Amendment No. 2, dated June 30, 1995, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower Bridge
                      Associates (incorporated by reference to Exhibit 10.2.3 to the U.S. Bioscience, Inc. Annual Report on Form 10-K
                      filed with the Securities and Exchange Commission on March 20, 1996)

                                                                  E6

10.103 (d)            Amendment No. 3, dated May 12, 1998, to Office Lease Agreement between U.S. Bioscience and Tower Bridge
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
10.104 (a)            Amendment No. 1, dated March 17, 1993, to Lease Agreement between the U.S. Bioscience, Inc. and Pickering
                      Acquisition Associates (incorporated by reference to Exhibit 10.3.1 to the U.S. Bioscience, Inc. Annual Report
                      on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)
10.104 (b)            Second Amendment to Lease Agreement between U.S. Bioscience and Pickering Acquisition Associates dated February
                      8, 1995 (incorporated by reference to Exhibit 10.3.2 to the U.S. Bioscience, Inc. Annual Report on Form 10-K
                      filed with the Securities and Exchange Commission on March 28, 1995)
10.104 (c)            Third Amendment to Lease Agreement between U.S. Bioscience, Inc. and Pickering Associates dated October 12,
                      1995 (incorporated by reference to Exhibit 10.3.3 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)
10.104 (d)            Fourth Amendment to Lease Agreement between U.S. Bioscience, Inc. and Pickering Acquisition Associates dated
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
                      Research Institute (incorporated by reference to Exhibit 10.8 to the U.S. Bioscience, Inc. Annual Report on
                      Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)
                                                                  E7

10.108                Agreement, dated as of November 25, 1988, between U.S. Bioscience, Inc. and Warner-Lambert Company
                      (incorporated by reference to Exhibit 10.23 to the U.S. Bioscience, Inc. Registration Statement on Form 10
                      filed with the Securities and Exchange Commission on September 21, 1989)
10.108 (a)            Amendment No. 1, dated March 13, 1992 to Agreement dated as of November 25, 1988, between U.S. Bioscience, Inc.
                      and Warner-Lambert Company (incorporated by reference to Exhibit 10(o)(ii) to the U.S. Bioscience, Inc. Annual
                      Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1992)
10.109                Agreement, dated as of January 1, 1995, between U.S. Bioscience, Inc. and Applied Analytical Industries, Inc.
                      (incorporated by reference to Exhibit 10.11 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange commission on March 28, 1995)
10.109 (a)            Amendment, dated April 12, 1995, to Agreement dated January 1995 between U.S. Bioscience, Inc. and Applied
                      Analytical Industries, Inc. (incorporated by reference to Exhibit 10.11 to the U.S. Bioscience, Inc. Annual
                      Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997).
10.109 (b)            Second Amendment, dated May 6, 1996 to Agreement dated January 1, 1995 between U.S. Bioscience, Inc. and
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
10.110 (a)            Amendment, dated April 11, 1995, to Agreement dated September 23, 1993 between U.S. Bioscience, Inc. and Ben
                      Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.12.1 to the U.S. Bioscience, Inc. Annual
                      Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)
10.110 (b)            Amendment, dated December 12, 1995, to Agreement dated September 23, 1993 between U.S. Bioscience, Inc. and Ben
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
10.111 (a)            Amendment dated October 15, 1993 to License Agreement between U.S. Bioscience, Inc. and Schering Overseas
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
10.113 (1)            Distribution and Supply Agreement, dated as of May 10, 1993 between U.S. Bioscience, Inc. and Scherico, Ltd.
                      (incorporated by reference to Exhibit 10.16 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)
10.113 (a)(1)         Amendment to Distribution and Supply Agreement, dated as of August 31, 1996 between U.S. Bioscience, Inc. and
                      Scherico, Ltd. (incorporated by reference to Exhibit 10.16.1 to the U.S. Bioscience, Inc. Current Report on
                      Form 8-K/A dated September 19, 1996 filed with the Securities and Exchange Commission on December 19, 1996)
10.114                Agreement, dated as of March 10, 1994 between U.S. Bioscience, Inc. and Sipsy S.A. (incorporated by reference to Exhibit 10.17 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange
                      Commission on March 28, 1994)
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
10.116 (1)            Ethyol (Amifostine) Distribution and Marketing Collaboration Agreement between U.S. Bioscience, Inc. and ALZA
                      Corporation dated December 12, 1995 (incorporated by reference to Exhibit 5 to the U.S. Bioscience, Inc.
                      Current Report on Form 8-K dated December 22, 1995)
10.116 (a)            Amendment No. 2 to distribution and Marketing Collaboration Agreement between U.S. Bioscience, Inc. and ALZA
                      Corporation dated as of February 3, 1997 (incorporated by reference to Exhibit 10.25.2 to the U.S. Bioscience,
                      Inc. Current Report on Form 8-K dated February 3, 1997)

                                                                  E9

10.117                License Agreement between U.S. Bioscience, Inc. and Scherico, Ltd. dated as of November 6, 1997 (incorporated by reference to Exhibit 10.27 to the U.S. Bioscience, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)
10.117 (a)            Amendment No. 1 to License Agreement dated as of November 6, 1997 between U.S. Bioscience, Inc. and Scherico,
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
10.119(23)            Agreement and Plan of Merger dated as of September 21, 1999 among MedImmune, Inc. and Marlin Merger Sub Inc.
                      and U. S. BioScience, Inc.
10.120(25)            Amendment to Employment Agreement for Wayne Hockmeyer.
10.121                Employment Agreement between James F. Young and MedImmune, Inc. dated November 1, 2000.
10.122                Asset Purchase Agreement dated October 26, 2000 by and between MedImmune Oncology, Inc. and MGI Pharma, Inc.
10.123                Amendment to Employment Agreement for Armando Anido, dated November 16, 2000.
10.124                Amendment to Employment Agreement for Melvin Booth, dated November 16, 2000.
10.125                Amendment to Employment Agreement for Bogdan Dziurynski, dated November 16, 2000.
10.126                Amendment to Employment Agreement for Franklin Top, Jr., M.D. dated November 16, 2000.
10.127                Amendment to Employment Agreement for David Mott, dated November 16, 2000.

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

6)                    Incorporated by reference to exhibit filed in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
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
(20)                  Incorporated by reference to exhibit filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(21)                  Incorporated by reference to exhibit filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(22)                  Incorporated by reference to exhibit filed with the Company's annual Report on Form 10K for December 31, 1998.

                                                                  E10
(23)                  Incorporated by reference to exhibit filed on Form S-4 filed on October 12, 1999.
(24)                  Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31, 1999.
(25)                  Incorporated by reference to exhibit filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

                                                                  E11