Form 10-K/A
period 2000-12-31
MEDIMMUNE INC /DE
filed 2001-02-26
CIK 873591

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        WASHINGTON, D. C. 20549

                                                               FORM 10-K/A

                                                      Amendment No. 1 to Form 10-K

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

The Company began marketing CytoGam through its own hospital-based sales force in 1993.  Net sales of CytoGam were $36.5 million in 2000.  CytoGam sales in 2000 reflect a moderate increase in core transplantation business offset by lower sales from substitution that occurred as a result of the worldwide shortage of standard intravenous immune globulin (IVIG).  The Company believes that, currently, there is not a shortage of standard IVIG and has no way to predict future supply shortages.  Further, during 2000, certain Medicaid agencies began to limit or discontinue reimbursement of CytoGam as a substitute for standard IVIG.  The
Company believes the United States marketplace for CMV drugs in transplantation is competitive and no assurance can be given that growth in the product's labeled indications will continue.  CytoGam has been designated as an orphan drug for use in lung, liver, pancreas and heart and therefore has market exclusivity for these indications until 2005.  The product's orphan drug status in the
United States for use of CytoGam in kidney transplants expired in 1997.  There can be no assurance that additional CMV intravenous specialty immune globulin products will not be successfully commercialized by other companies.  The Company is aware of one other CMV immune globulin in development by NABI, Inc.

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

In October 2000, Mr. Mott became the Company's Chief Executive Officer. He joined the Company in April 1992 as Vice President, with responsibility for business development, strategic planning and investor relations.  In 1994, Mr. Mott assumed additional responsibility for the medical and regulatory groups, and in March 1995 was appointed Executive Vice President and Chief Financial
Officer.  In November 1995, Mr. Mott was appointed to the position of President and Chief Operating Officer and was elected to the
Board of Directors.  In October 1998, Mr. Mott was appointed Vice Chairman and Chief Financial Officer.  Mr. Mott is Chairman of the
Board of Directors of Conceptis Technologies and serves as a member of the Board of Trustees of St. James School.  He holds a bachelor of arts degree in economics and government from Dartmouth College.

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

                                                          MEDIMMUNE, INC.

                                                          /s/ David M. Mott
Date:  February 26, 2001                                  By:  David M. Mott

                                                          Chief Executive Officer and
                                                          Principle Financial Officer