Form 10-Q
period 2001-03-31
MEDIMMUNE INC /DE
filed 2001-05-09
CIK 873591

---------------------------------------------------------------------------------------------------------------------------------------

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        WASHINGTON, D. C. 20549

                                                               FORM 10-Q

---------------------------------------------------------------------------------------------------------------------------------------

                      {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                             For the quarterly period ended March 31, 2001

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

As of March 31, 2001, 212,772,740 shares of Common Stock, par value $0.01 per share, were outstanding.

                                                            MEDIMMUNE, INC.
                                                          Index to Form 10-Q

Part I   Financial Information                                                                    Page
                                                                                                  ----

         Item 1.   Consolidated Financial Statements

                           Consolidated Balance Sheets                                             1-2
                           Consolidated Statements of Operations                                   3-4
                           Condensed Consolidated Statements of Cash Flows                           5
                           Notes to Consolidated Financial Statements                              6-8

         Item 2.     Management's Discussion and Analysis of  Financial Condition
                     and Results of Operations                                                    9-12

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                      12

Part II   Other Information

         Item 1.           Legal Proceedings                                                        13

         Item 2.           Changes in Securities                                                    14

         Item 3.           Defaults upon Senior Securities                                          14

         Item 4.           Submission of Matters to a Vote of Security Holders                      14

         Item 5.           Other Information                                                        14

         Item 6.           Exhibits and Reports on Form 8-K                                         14

         Synagis, CytoGam, Ethyol, RespiGam, and NeuTrexin are registered trademarks of the Company.

ITEM 1.  FINANCIAL STATEMENTS

                                                            MEDIMMUNE, INC.
                                                      CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

                                                                                          March 31,          December 31,
                                                                                            2001                2000

                                                                                         ----------          ----------
ASSETS:                                                                                  (Unaudited)
  Cash and cash equivalents                                                                $197,914             $84,974
  Marketable securities                                                                     430,379             406,455
  Trade receivables, net                                                                    128,101             115,635
  Inventory, net                                                                             43,986              46,633
  Deferred tax assets                                                                        22,579              22,319
  Other current assets                                                                       11,138              11,796
                                                                                         ----------          ----------
  Total Current Assets                                                                      834,097             687,812

  Property and equipment, net                                                                85,865              86,383
  Deferred tax assets, net                                                                  162,949             194,761
  Marketable securities                                                                      32,153              34,825
  Other assets                                                                                4,383               2,794
                                                                                         ----------          ----------
   Total Assets                                                                          $1,119,447          $1,006,575
                                                                                         ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                                                           $2,317              $3,090
  Accrued expenses                                                                          101,582              72,159
  Product royalties payable                                                                  36,393              40,553
  Deferred revenue                                                                           28,483              33,966
  Other current liabilities                                                                   2,670               1,697
                                                                                         ----------          ----------
  Total Current Liabilities                                                                 171,445             151,465

  Long-term debt                                                                              9,383               9,595
  Other liabilities                                                                           1,892               1,933
                                                                                         ----------          ----------
  Total Liabilities                                                                         182,720             162,993
                                                                                         ----------          ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
  5,524,525 shares; none issued or outstanding
  Common stock, $.01 par value; authorized
  320,000,000 shares; issued and outstanding
  212,772,740 at March 31, 2001 and
  211,347,825 at December 31, 2000                                                            2,128               2,113
  Paid-in capital                                                                           861,097             842,815
  Accumulated earnings/(deficit)                                                             71,566              (7,085)
  Accumulated other comprehensive income                                                      1,936               5,739
                                                                                         ----------          ----------
  Total Shareholders' Equity                                                                936,727             843,582
                                                                                         ----------          ----------
  Total Liabilities and Shareholders' Equity                                             $1,119,447          $1,006,575
                                                                                         ==========          ==========

                              The accompanying notes are an integral part of these financial statements.

                                                                  MEDIMMUNE, INC.
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)

(in thousands except per share data)

                                                                        For the
                                                                  three months ended
                                                                        March 31,
                                                               2001                 2000
                                                              -------              -------
Revenues:
   Product sales                                             $235,202             $195,776
   Other revenue                                                9,994                9,749
                                                              -------              -------
   Total revenues                                             245,196              205,525
                                                              -------              -------
Costs and Expenses:
   Cost of sales                                               52,803               45,028
   Research and  development                                   18,699               15,493
   Selling, general and administrative                         59,740               50,673
   Other operating expenses                                     2,108                2,292
                                                              -------              -------
     Total expenses                                           133,350              113,486
                                                              -------              -------
Operating income                                              111,846               92,039
     Interest income                                           10,243                5,182
     Interest expense                                            (150)                (123)
                                                              -------              -------
 Earnings before income taxes and cumulative effect
 of change in accounting principle                            121,939               97,098
 Provision for income taxes                                    43,288               34,700
                                                              -------              -------
 Earnings before cumulative effect of change in
 accounting principle                                          78,651               62,398

 Cumulative effect of change in accounting principle,
 net of tax benefit of $21,262                                    --               (33,821)
                                                              -------              -------
Net Earnings                                                  $78,651              $28,577
                                                              =======              =======
Basic earnings per share:
Earnings before cumulative effect of change in
accounting principle                                            $0.37                $0.30

Cumulative effect of change in accounting principle,
net of tax                                                        --                 (0.16)
                                                              -------              -------
Net earnings                                                    $0.37                $0.14
                                                              =======              =======
Shares used in calculation of basic earnings per share        212,164              205,908
                                                              =======              =======
Diluted earnings per share:

Earnings before cumulative effect of change in
accounting principle                                            $0.36                $0.29

Cumulative effect of change in accounting principle,
net of tax                                                         --                (0.16)
                                                              -------              -------
Net earnings                                                    $0.36                $0.13
                                                              =======              =======
Shares used in calculation of diluted earnings per
share                                                         219,825              218,721
                                                              =======              =======

                                The accompanying notes are an integral part of these financial statements.

                                                  MEDIMMUNE, INC.
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
(in thousands)
                                                                                                 For the
                                                                                            three months ended
                                                                                                 March 31,
                                                                                          2001              2000
                                                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                            $78,651          $28,577
   Noncash items:
     Cumulative effect of change in accounting principle                                      --             33,821
     Deferred taxes                                                                         40,486           34,700
     Deferred revenue                                                                       (5,483)          (7,184)
     Depreciation and amortization                                                           2,288            1,691
     Amortization of discount on marketable securities                                      (1,764)            (312)
     Change in reserve for inventory                                                         1,886             (321)
     Change in allowances for trade accounts receivable                                      6,769            1,143
     Other                                                                                       1              134
   Other changes in assets and liabilities                                                   7,722           39,126
                                                                                          --------         --------
          Net cash provided by operating activities                                        130,556          131,375
                                                                                          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in marketable securities                                                       (22,949)        (112,171)
   Capital expenditures                                                                     (2,076)          (2,109)
   Investment in strategic alliance                                                         (1,500)             --

                                                                                          --------         --------
          Net cash used in investing activities                                            (26,525)        (114,280)
                                                                                          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock
         and exercise of stock options                                                       9,299           50,787
    Decrease in long-term debt                                                                (244)            (143)
                                                                                          --------         --------
          Net cash provided by financing activities                                          9,055           50,644
                                                                                          --------         --------
Effect of exchange rate changes on cash                                                       (146)             (15)
Net increase in cash and cash equivalents                                                  112,940           67,724
Cash and cash equivalents at beginning of period                                            84,974           36,570
                                                                                          --------         --------
Cash and cash equivalents at end of period                                                $197,914         $104,294
                                                                                          ========         ========

                               The accompanying notes are an integral part of these financial statements.

                                                            MEDIMMUNE, INC.
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

General
The financial information presented as of March 31, 2001 is unaudited. In the opinion of the Company's management, the financial information presented herein contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for an entire year or for any subsequent interim period. These consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

Derivative Instruments and Hedging Activities

The Company adopted Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging
Activities", on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $0.3 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as foreign currency cash-flow hedging instruments. Net gains or losses on derivatives that had been previously deferred were immaterial.

The Company purchases inventory from a foreign vendor and pays the vendor in a foreign currency. This exposes the Company to foreign currency exchange rate risk, which is monitored by the Company as part of its overall risk-management program. There are no other significant sources of foreign currency exchange risk. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. The Company uses foreign-currency forward-exchange contracts to hedge these risks.

The Company accounts for its derivatives as foreign-currency cash-flow hedges. The Company is required to recognize any ineffectiveness on hedging transactions as interest income or expense in the statement of operations. For the quarter ended March
31, 2001, gains or losses for ineffective hedges were insignificant. The Company did not reclass any material gains or losses to interest income in the statement of operations as a result of the discontinuance of foreign currency cash-flow hedges related to certain forecasted transactions that are now probable of not occurring. As of March 31, 2001, $0.1 million of deferred losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings in the next twelve months in conjunction with the sale of the related inventory. The maximum term over which the Company is hedging exposures to the variability of cash flows is twelve months.

Inventory
Inventory, net of reserves, is comprised of the following (in thousands):

                                                 March 31,         December 31,
                                                    2001               2000
                                                   -------          --------
          Raw Materials                            $16,572          $ 14,715
          Work in Process                           24,186            21,091
          Finished Goods                             5,649            13,159
                                                   -------          --------
                                                    46,407            48,965
          Less noncurrent                           (2,421)           (2,332)
                                                   -------          --------
                                                   $43,986          $ 46,633
                                                   =======          ========

In December 2000, the Company received approval from the FDA to perform a portion of the CytoGam production process at the Company's
Frederick manufacturing facility. As a result, all work in process inventory of CytoGam is classified as a current asset as of
December 31, 2000. Noncurrent inventory is comprised of some of the Company's raw plasma.

As a result of the June 1998 FDA approval of Synagis and the market acceptance of Synagis, the Company reserved approximately $9.2 million against its RespiGam inventory as minimal product sales were expected to result from this inventory in the foreseeable future. RespiGam reserve balances at March 31, 2001 and December 31, 2000 were $4.7 million.

Earnings per Share
The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per
Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period.
Diluted earnings per share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period, as measured by the treasury stock method. Common stock equivalents are not included in periods where there is a loss as they are anti-dilutive. The following is a reconciliation of the denominator of the diluted EPS computation for the periods reported. There are no reconciling items to the numerator for the EPS computation for the periods reported.

                                                                                Three Months                Three  Months
                                                                        Ended March 31, 2001         Ended March 31, 2000
                                                                         --------------------        --------------------
Denominator:
Weighted average shares outstanding                                            212,164                      205,908
Effect of dilutive securities:
    Stock options                                                                7,661                       12,813
                                                                               -------                      -------
Denominator for diluted EPS                                                    219,825                      218,721
                                                                               =======                      =======

Options to purchase 6,710,375 shares of common stock with prices from $45.00 to $83.25 per share were outstanding in the first quarter of 2001 and options to purchase 4,386,225 shares of common stock with prices from $56.33 to $67.98 per share were outstanding in the first quarter of 2000; these shares were not included in the computation of diluted earnings per share because they were anti-dilutive.

Income Taxes
Income tax as a percentage of pre-tax income for the three months ended March 31, 2001 was 35.5%. During the quarter ended March 31,
2001, the Company recognized credits for research and development expenditures and credits earned for Orphan Drug status of certain research and development expenses, resulting in a reduction from the statutory rate of 38.6%.

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities, and gains and losses on hedging instruments.

Comprehensive income for the three months ended March 31, 2001 was $74.8 million versus $30.5 million for the comparable period in
2000. A significant portion of other comprehensive income/(loss) for the three months ended March 31, 2001 relates to unrealized holding losses on available-for-sale marketable securities. The Company maintains an investment in a company with which it had previously formed a strategic alliance. Due to market volatility associated with the per share price of this investment, the value of the Company's investment fluctuated significantly during the quarter and may continue to do so in the future.

Stock Split
On February 17, 2000, the Company's Board of Directors declared a three-for-one stock split effected in the form of a 200% stock dividend payable to shareholders of record on June 2, 2000. All share, per share and weighted average share amounts for 2000 have been restated to reflect this stock split.

ITEM 2.
                                                            MEDIMMUNE, INC.
                                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

          Product Sales (In  Millions)                      2001            2000
                                                           -----            -----

          Synagis                                          $221.5          $176.2

          CytoGam                                             8.0            10.0

          Ethyol                                              3.3             5.0

          Other Products                                      2.4             4.6
                                                           ------          ------
          TOTAL                                            $235.2          $195.8
                                                           ======          ======

Product sales increased 20% to $235.2 million in first quarter 2001, versus $195.8 million in first quarter 2000, driven by increased sales of Synagis. Sales of Synagis grew 26% from sales in the comparable quarter of 2000, comprised of a 23% increase in domestic sales and a 109% increase in international sales. The domestic sales increase results from a 21% increase in units sold to wholesalers and distributors, reflecting increased demand for the product, as well as a 3% price increase which took effect during the second quarter of 2000. End-user demand for Synagis in the United States (reflecting sales by wholesalers and distributors to physicians, hospitals and clinics) increased an estimated 44% for the first quarter of 2001 as compared to the 2000 quarter. The difference between sales by the Company and end-user sales reflects fluctuations in inventory held at the wholesalers and distributors. The Company's international sales of Synagis increased primarily due to an 84% increase in units sold to Abbott
Laboratories, the Company's exclusive distributor of Synagis outside of the United States, and totaled $9.4 million in the 2001 quarter versus $4.5 million in the 2000 quarter. End-user demand for Synagis outside of the United States grew an estimated 71% to
$18.1 million for the 2001 first quarter over the comparable 2000 quarter, due to additional regulatory, pricing and reimbursement approvals in overseas countries. The terms of the Company's agreement with Abbott provide for the Company to receive 40 to 50 percent of end-user sales. The Company initially recognizes sales to Abbott when Synagis is shipped to Abbott based on a contractual, guaranteed transfer price; this amount approximates 60 to 75 percent of the total sales revenue the Company expects to receive for each vial. Following the end of each quarter, Abbott remits to the Company a report detailing end-user sales for the quarter and the Company recognizes revenue for the additional amount due in excess of the transfer price and up to 40 to 50 percent of the end-user selling price.

The Company's worldwide sales of CytoGam decreased 21% from the first quarter of 2001 as compared to the first quarter of 2000. This decrease was driven primarily by a decrease in domestic sales of 33%, partially offset by a $1.1 million increase in international sales of CytoGam for the 2001 first quarter, due to an increase in units sold. The Company believes that a portion of the CytoGam sales that occurred in the 2000 quarter were the result of product substitution occurring because of the worldwide shortage of standard IVIG products. During 2000, the supply of standard IVIG products increased, and certain Medicaid agencies began to limit or discontinue reimbursement of CytoGam as a substitute for IVIG. Thus, CytoGam sales for the three-month period ended March 31, 2001 relating to product substitution have decreased significantly. The Company expects that the future use of CytoGam as a substitute for standard IVIG products will be limited. Sales of Ethyol to the Company's domestic and international distribution partners decreased by 34% in the 2001 quarter versus the 2000 quarter. The Company believes this decrease is reflective primarily of fluctuations in inventory stocking levels at the Company's distribution partners. First quarter 2001 domestic end-user sales of
Ethyol increased 9%, while international end-user sales were consistent with 2000 levels. In April of 2000, ALZA exercised a one-time option under the distribution agreement to extend its rights to distribute Ethyol in the United States until April 2002. In
April 2002, the rights to distribute Ethyol will return to the Company and ALZA will receive a royalty from the Company for nine years thereafter based on sales of Ethyol in the United States. Sales of other products in first quarter 2001 decreased $2.2 million, or 48% from the prior year quarter. Sales of other products include primarily sales of NeuTrexin and RespiGam. Also included in 2000 other product sales are sales of Hexalen. In November 2000, the Company sold this product to MGI Pharma.

Other revenues for first quarter 2001 were $10.0 million compared to $9.7 million for first quarter 2000. Included in other revenue are revenues recognized in accordance with the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB
101) effective January 1, 2000. The SAB requires that the revenue received in conjunction with up-front or milestone payments be recognized over the remaining performance period under the contract as those contractual obligations are fulfilled. Accordingly, other revenues in both the 2001 and 2000 periods include revenues related to up-front fees and milestone payments received prior to
2000. The Company recognized revenue of $5.5 million for the first quarter of 2001 and $7.2 million for the first quarter of 2000 resulting the adoption of SAB 101. Other revenue for the 2001 quarter also includes amounts relating to the Company's sale of
Hexalen, funding earned under a collaborative agreement with GlaxoSmithKline (GSK) for HPV vaccine development, and royalty income due from ALZA in accordance with the terms of the Ethyol distribution agreement. Other revenue in the 2000 quarter also includes funding earned under the collaborative HPV agreement with GSK.

Cost of sales rose 17% for the first quarter of 2001 to $52.8 million versus $45.0 million in 2000. This increase is primarily a result of the increase in 2001 sales volumes. Gross margins were 78% in first quarter 2001, as compared to 77% for the first quarter of 2000. The Company expects gross margins to vary from quarter to quarter, based on the product mix. In addition, the Company expects that on an annual basis for 2001, gross margins will modestly improve from 2000 levels.

Research, development and clinical spending increased 21% over the prior year quarter from $15.5 million in 2000 to $18.7 million in
2001, primarily due to higher expenditures on the Company's clinical trials. The Company is currently administering multiple trials for its products, including a Phase IV trial for Synagis in infants with congenital heart disease, two Phase II human papillomavirus vaccine trials, one Phase I trial and two Phase II trials for use of MEDI-507 in psoriasis patients, and two Phase II trials for its urinary tract infection (UTI) vaccine. The Company expects clinical spending levels to continue to increase in the coming quarters as the Company moves its product candidates into the clinic and expands the number of trials for certain products already in the clinic.

Selling, general and administrative (SG&A) expense was $59.7 million in 2001 versus $50.7 million in 2000, an increase of 18%. A significant portion of the increase in SG&A expense in the 2001 first quarter relates to co-promotion expenses due to the Ross
Products Division of Abbott Laboratories for the promotion of Synagis in the United States; these expenses increase as the domestic sales for Synagis increase. Co-promotion expense is recorded ratably as a percentage of net domestic Synagis sales. Further increases in 2001 were attributable to the establishment of the Company's pediatric sales force during mid-year 2000. As a percentage of product sales, SG&A expenses in the 2001 period were 25%, versus 26% of product sales in the 2000 period.

Other operating expenses, which reflect manufacturing start-up costs, decreased in first quarter 2001 to $2.1 million from $2.3 million in first quarter 2000. In December 2000, the FDA granted approval for an amendment to the Biologic License Application for
CytoGam to allow for a portion of the production of CytoGam at the Company's Frederick facility. Currently, the plasma production section of the Frederick facility has excess capacity. Other operating expenses are expected to continue for the foreseeable future until the plasma production section of the facility is fully utilized for its intended purpose.

Interest income almost doubled to $10.2 million from $5.2 million in the 2000 quarter as a result of higher cash balances available for investment, offset by a decrease in interest rates, which lowered the yield on the Company's 2001 investment portfolio.

The Company recorded a provision for income taxes in first quarter 2001 of $43.3 million as compared to $34.7 million in the prior year quarter. The Company's effective tax rate for the 2001 quarter was 35.5% as compared to 35.7% for the 2000 quarter. The variation in both quarters from the statutory rate of 38.6% is principally due to credits for research and development expenditures and credits earned for orphan drug status of certain research and development activities. The Company expects that its effective tax rate in future periods will be slightly below or approximate to the applicable statutory rates.

The Company recorded a non-cash charge to 2000 earnings of $33.8 million, net of tax, or $0.16 on a per share basis, as the cumulative effect of a change in accounting principle for the implementation of SAB 101. The adjustment was applied to the first quarter of 2000 as required by the SAB and includes amounts recognized as revenue prior to 2000 relating to up-front payments or milestone payments received by the Company in prior years under arrangements for which performance obligations related to the up-front or milestone payments had been met, but for which the Company is contractually obligated to perform additional research and development activities or other activities in future periods. Generally accepted accounting principles previously required the
Company to record the revenue from the up-front and milestone payments as received, when the performance obligations associated with those payments had been fully met. However, following the adoption of the SAB, generally accepted accounting principles now require that the revenue received in conjunction with up-front or milestone payments be recognized over the remaining performance period under the contract as those obligations are fulfilled.

Net earnings for the first quarter of 2001 were $78.7 million and increased 26% when compared to first quarter 2000 earnings before the cumulative effect of a change in accounting principle of $62.4 million. Net earnings for the 2000 period were $28.6 million.
Basic earnings per share in 2001 of $0.37 on 212.2 million shares compared to basic earnings per share (including the cumulative effect of a change in accounting principle) of $0.14 in 2000 on 205.9 million shares. Diluted earnings per share in 2001 of $0.36 on
219.8 million shares compared to diluted earnings per share in 2000 (including the cumulative effect of a change in accounting principle) of $0.13 on 218.7 million shares. Share and per share amounts in 2000 have been restated to reflect the three-for-one stock split effected in June 2000.

Quarterly financial results may vary significantly due to seasonality of Synagis product sales, fluctuations in sales of other products, milestone payments, research funding and expenditures for research, development, clinical and marketing programs. Synagis sales are expected to occur primarily during, and in proximity to, the RSV season, which typically occurs between October and April in the United States. No assurances can be given that adequate product supply will be available to meet demand.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at March 31, 2001 were $660.4 million compared to $526.3 million at December 31, 2000. Working capital increased to $662.7 million at March 31, 2001 versus $536.3 million at December 31, 2000. Net cash provided by operating activities in the three months ended March 31, 2001 was $130.6 million, reflecting net income for the period and increases in accrued expenses, primarily as a result of amounts due to Abbott for co-promotion of Synagis, offset by an increase in accounts receivable. Outflows for investing activities for the three months ended March 2001 included capital expenditures of $2.1 million, increases in investments of $22.9 million, and $1.5 million for an investment in a collaborative partner. During the three months ended March 31, 2001, stock option exercises provided $9.3 million of cash, compared to $50.8 million in the 2000 quarter.

The Company believes that its existing funds at March 31, 2001, together with funds expected to be generated from product sales and investment income, will provide sufficient liquidity to meet the anticipated needs of the business for the foreseeable future, absent the occurrence of any unforeseen events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's market risk exposure, please refer to Part II, Item 7A., "Quantitative and Qualitative
Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                                     --------------------

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements. Those statements involve substantial risks and uncertainties. You can identify those statements by the fact that they contain words such as "anticipate," "believe," "estimate," "expect," "intend," "project" or other terms of similar meaning. Those statements reflect management's current beliefs, but are based on numerous assumptions which MedImmune can not control and which may not develop as
MedImmune expects. Consequently, actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are: Seasonal demand for and continued supply of our principal product; availability of competitive products in the market; availability of third-party reimbursement for the cost of our products;
effectiveness and safety of our products; exposure to product liability, intellectual property or other types of litigation; foreign currency exchange rate fluctuations; changes in generally accepted accounting principles; growth in costs and expenses; the impact of acquisitions, divestitures and other unusual items; and the risks, uncertainties and other matters discussed elsewhere in this quarterly report and in our periodic reports filed with the U.S. Securities and Exchange Commission. MedImmune cautions that RSV disease occurs primarily during the winter months; MedImmune believes its operating results will reflect that seasonality for the foreseeable future. MedImmune is also developing several products for potential future marketing. There can be no assurance that such development efforts will succeed, that such products will receive required regulatory clearance or that, even if such regulatory clearance were received, such products would ultimately achieve commercial success. Unless otherwise indicated, the information in this quarterly report is as of March 31, 2001. This quarterly report will not be updated as a result of new information or future events.

                                                                    PART II
                                                               OTHER INFORMATION

Item 1.           Legal Proceedings

In 1998, MediGene AG initiated a legal action against Loyola University of Chicago and the Company in the U.S. District Court for
the Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the Company with an alleged prospective business relationship between MediGene and Loyola. The claims related to human papillomavirus vaccine technology allegedly covered by contracts between MediGene and the Company and by a license agreement from Loyola to the Company, under which the Company granted a sublicense to GlaxoSmithKline. MediGene claimed monetary damages from the Company and ownership of the patents in question, as well as rescission of the Company's license agreement from Loyola or rights as a third-party beneficiary thereof. In
November 2000, MedImmune and Loyola moved for summary judgment seeking dismissal of all claims. In December 2000, the District Court granted partial summary judgment in favor of the defendants and reserved ruling on the remaining claims pending additional briefing and a hearing scheduled for March 12, 2001. Following that hearing, on March 15, 2001, the District Court granted summary judgment in favor of MedImmune on all remaining claims.

In October 2000, Celltech Chiroscience Limited ("Celltech") commenced a legal proceeding against the Company in the U.K. High Court of Justice, Chancery Division, Patents Court. Celltech alleges that the Company failed to pay royalties with respect to its sales of
Synagis as required by a license agreement dated January 19, 1998. Under the agreement, the Company obtained from Celltech a worldwide license to make, use and/or sell product under a patent (and related applications) pertaining to humanized antibodies. In the proceeding, Celltech seeks payment of royalties, with interest, and certain costs, including attorney's expenses. The Company has filed answering papers denying that any royalties are due on the basis that Celltech's patent does not cover Synagis and has sought dismissal of the case on the grounds that the legal doctrine of prosecution history estoppel prevents Celltech from claiming that its patent covers Synagis. The court has scheduled a hearing on June 5, 2001 to determine whether to dismiss the case on this basis.

On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. ("Ichthyol Gesellschaft") filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. (acquired in November 1999) on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. The suit was dismissed on January 29, 1997 by the Regional Court of Hamburg at which time Ichthyol Gesellschaft was given leave to appeal against the judgment rendered in favor of U. S. Bioscience. Ichthyol Gesellschaft filed an appeal, and a judgment was rendered in favor of U.S. Bioscience in the appellate proceedings. In January 1999, Ichthyol Gesellschaft filed an appeal on points of law with the Federal Court of Justice, and in June
1999, Ichthyol Gesellschaft filed the grounds for the appeal on points of law. In October 1999, the Federal Court of Justice accepted Ichthyol Gesellschaft's appeal and a hearing was scheduled for May, 2001. It is not possible to predict the decision of the
Federal Court of Justice with respect to the matter.

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

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits and reports on Form 8-K

(a)      Exhibits:  None

                  (b) Reports on Form 8-K:

                  Report Date             Event Reported
                  -----------             --------------
                  1/25/01                 Restated Consolidated Condensed Statements of Operations to Reflect
                                          the Adoption of Staff Accounting Bulletin No. 101.

                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MEDIMMUNE, INC.
                                            (Registrant)

                                            /s/ Gregory S. Patrick
Date: May 9, 2001                           Gregory S. Patrick
                                            Senior Vice President and Chief Financial Officer