Form 10-Q
period 2001-06-30
MEDIMMUNE INC /DE
filed 2001-08-03
CIK 873591

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

                                             For the quarterly period ended June 30, 2001

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

As of June 30, 2001, 213,733,442 shares of Common Stock, par value $0.01 per share, were outstanding.

                                                            MEDIMMUNE, INC.
                                                          Index to Form 10-Q

Part I   Financial Information                                                                            Page
                                                                                                          ----

         Item 1.   Financial Statements

                           Balance Sheets                                                                  1
                           Statements of Operations                                                        3
                           Condensed Statements of Cash Flows                                              5
                           Notes to Financial Statements                                                   6-8

         Item 2.     Management's Discussion and Analysis of  Financial Condition
                     and Results of Operations                                                             9-14

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                             14

Part II   Other Information                                                                                15-17

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

ITEM 1.  FINANCIAL STATEMENTS

                                                            MEDIMMUNE, INC.
                                                      CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

                                                                                       June 30,          December 31,
                                                                                         2001                2000
                                                                                    ------------         ------------
ASSETS:                                                                             (Unaudited)
  Cash and cash equivalents                                                            $ 67,868          $  84,974
  Marketable securities                                                                 424,986            406,455
  Trade receivables, net                                                                     --            115,635
  Inventory, net                                                                         52,927             46,633
  Deferred tax assets                                                                    19,938             22,319
  Other current assets                                                                    8,057             11,796
                                                                                      ---------         ----------
  Total Current Assets                                                                  573,776            687,812

  Property and equipment, net                                                            84,858             86,383
  Deferred tax assets                                                                   180,175            194,761
  Marketable securities                                                                 213,436             34,825
  Other assets                                                                            3,037              2,794
                                                                                     ----------         ----------
  Total Assets                                                                       $1,055,282         $1,006,575
                                                                                     ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable, trade                                                            $    2,477            $ 3,090
  Accrued expenses                                                                       48,530             72,159
  Product royalties payable                                                              22,779             40,553
  Deferred revenue                                                                       25,311             33,966
  Other current liabilities                                                               2,051              1,697
                                                                                     ----------         ----------
  Total Current Liabilities                                                             101,148            151,465

  Long-term debt                                                                          9,177              9,595
  Other liabilities                                                                       1,859              1,933
                                                                                     ----------         ----------
  Total Liabilities                                                                     112,184            162,993
                                                                                     ----------         ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
  5,524,525 shares; none issued or outstanding                                              --                 --
  Common stock, $.01 par value; authorized
  320,000,000 shares; issued and outstanding
  213,733,442 at June 30, 2001 and
  211,347,825 at December 31, 2000                                                        2,137             2,113
  Paid-in capital                                                                       876,679           842,815
  Accumulated earnings (deficit)                                                         62,343            (7,085)
  Accumulated other comprehensive income                                                  1,939             5,739
                                                                                     ----------        ----------
  Total Shareholders' Equity                                                            943,098           843,582
                                                                                     ----------        ----------
  Total Liabilities and Shareholders' Equity                                         $1,055,282        $1,006,575
                                                                                     ==========        ==========

The accompanying notes are an integral part of these financial statements.

                                                      MEDIMMUNE, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

(in thousands except per share data)

                                                                     For the                             For the
                                                                Three months ended                   Six months ended
                                                                     June 30,                            June 30,
                                                              2001              2000              2001              2000
                                                          ------------      ------------      ------------      ------------
Revenues:
   Product sales                                             $ 28,315          $ 25,387        $ 263,517         $221,163
   Other revenue                                                5,055             9,869           15,049           19,618
                                                              -------          --------        ---------         --------
   Total revenues                                              33,370            35,256          278,566          240,781
                                                              -------          --------        ---------         --------
Costs and Expenses:
   Cost of sales                                                7,127            12,014           59,930           57,042
   Research and development                                    21,693            18,371           40,392           33,864
   Selling, administrative and general                         24,202            23,338           83,942           74,011
   Other operating expenses                                     3,487               692            5,595            2,984
                                                              -------          --------        ---------         --------
     Total expenses                                            56,509            54,415          189,859          167,901
                                                              -------          --------        ---------         --------
Operating (loss) income                                       (23,139)          (19,159)          88,707           72,880
     Interest income                                            8,989             7,935           19,232           13,117
     Interest expense                                            (149)             (120)            (299)            (243)
                                                              -------          --------        ---------         --------
 (Loss) earnings before income taxes and
     cumulative effect of change in accounting
     principle                                                (14,299)          (11,344)         107,640           85,754
 (Benefit) provision for income taxes                          (5,076)           (6,041)          38,212           28,659
                                                              -------          --------        ---------         --------
   (Loss) earnings before cumulative effect of change
     in accounting principle                                   (9,223)           (5,303)          69,428           57,095
   Cumulative effect of change in accounting
     principle, net of tax benefit of $21,262                   --                --                --            (33,821)
                                                              -------          --------        ---------         --------
  Net (loss) earnings                                         ($9,223)          ($5,303)         $69,428          $23,274
                                                              ========         ========        =========         ========
  Basic (loss) earnings per share:
  (Loss) earnings before cumulative effect of  change
     in accounting principle                                   ($0.04)           ($0.03)           $0.33           $ 0.27

  Cumulative effect of change in accounting
     principle, net of tax                                       --               --                --             ($0.16)
                                                              -------          -------         ---------         --------

  Net (loss) earnings                                          ($0.04)           ($0.03)           $0.33            $0.11
                                                              =======          ========        =========         ========
  Shares used in calculation of basic (loss) earnings
     per share                                                213,131           209,139          212,656          207,529
                                                              =======          ========        =========         ========

  Diluted earnings per share:

  (Loss) earnings before cumulative effect of change
     in accounting principle                                  ($0.04)            ($0.03)           $0.32           $0.26

  Cumulative effect of a change in accounting
     principle, net of tax                                      --                --                --            ($0.15)
                                                             -------           --------        ---------        --------
  Net (loss) earnings                                         ($0.04)            ($0.03)           $0.32           $0.11
                                                             =======           ========        =========        ========
  Shares used in calculation of diluted earnings per
     share                                                   213,131            209,139          219,878         219,666
                                                             =======           ========        =========        ========

                              The accompanying notes are an integral part of these financial statements.

                                                   MEDIMMUNE, INC.
                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
(in thousands)
                                                                                               For the
                                                                                          Six months ended
                                                                                              June 30,
                                                                                      2001                2000
                                                                                  ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                      $ 69,428           $ 23,274
  Noncash items:
     Cumulative effect of change in accounting principle                                  --             33,821
     Deferred taxes                                                                   34,349             28,599
     Deferred revenue                                                                 (8,654)           (12,937)
     Depreciation and amortization                                                     4,572              3,632
     Amortization of discount on marketable securities                                (3,361)              (538)
     Change in reserve for inventory                                                   4,251               (301)
     Change in allowance for trade accounts receivable                                (8,052)            (8,706)
     Other                                                                                29                (12)
  Other changes in assets and liabilities                                             76,626             57,877
                                                                                    --------           --------
          Net cash provided by operating activities                                  169,188            124,709
                                                                                    --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in marketable securities, net                                         (197,098)           (94,321)
     Capital expenditures                                                             (3,546)            (5,462)
     Investment in strategic alliance                                                 (1,500)                --
                                                                                    --------           --------
          Net cash used in investing activities                                     (202,144)           (99,783)
                                                                                    --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock
        and exercise of stock options                                                 16,444             58,241
  Decrease in long-term debt                                                            (439)            (1,082)
                                                                                    --------           --------
          Net cash provided by financing activities                                   16,005             57,159
                                                                                    --------           --------
Effect of exchange rate changes on cash                                                 (155)              (496)
Net (decrease) increase in cash and cash equivalents                                 (17,106)            81,589
Cash and cash equivalents at beginning of period                                      84,974             36,570
                                                                                    --------           --------
Cash and cash equivalents at end of period                                          $ 67,868           $118,159
                                                                                    ========           ========

                              The accompanying notes are an integral part of these financial statements.

                                                            MEDIMMUNE, INC.
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

General The financial information presented as of June 30, 2001, and for the periods ended June 30, 2001 and 2000, is unaudited. In the opinion of the Company's management, the financial information contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for an entire year or for any subsequent interim period. These consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December
31, 2000.

Derivative Instruments and Hedging Activities
The Company adopted Financial Accounting Standard No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities",
on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $0.3 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as foreign currency cash-flow hedging instruments. Net gains or losses on derivatives that had been previously deferred were immaterial.

The Company purchases inventory from a foreign vendor and pays the vendor in a foreign currency. This exposes the Company to foreign currency exchange rate risk, which is monitored by the Company as part of its overall risk-management program. There are no other significant sources of foreign currency exchange risk. The Company maintains a foreign currency risk-management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. The Company uses foreign currency forward-exchange contracts to hedge these risks.

The Company accounts for its derivatives as foreign-currency cash-flow hedges. The Company is required to recognize any ineffectiveness on hedging transactions as interest income or expense in the statement of operations. For the quarter ended June 30,
2001, gains or losses for ineffective hedges were insignificant. In addition, if the Company had entered into hedges relating to certain forecasted transactions that subsequently become probable of not occurring, it would be required to reclassify gains or losses relating to those hedges from other comprehensive income to interest income in the statement of operations. For the three and six month periods ended June 30, 2001, the company did not reclassify any material gains or losses to interest income in the statement of operations relating to forecasted transactions that are now probable of not occurring. As of June 30, 2001, $0.2 million, net of tax, of deferred losses on derivative instruments included in accumulated other comprehensive income are expected to be reclassified to earnings in the next twelve months in conjunction with the sale of the related inventory. The maximum term over which the Company is hedging exposures to the variability of cash flows is twelve months.

Accounts Receivable
Due to the seasonal nature of the Company's primary product, Synagis, a significant decrease in product sales and trade accounts receivable occurred in the second quarter of 2001. In addition, reserve balances which exist at June 30, 2001 for government rebate allowances relating to Synagis sales that occurred during the 2000/2001 season are higher than the offsetting trade receivables balances, due to the later processing cycle by certain states for these rebates. As a result of these factors, trade accounts receivable at June 30, 2001 carries an immaterial net credit balance. This net credit balance has been reclassified for financial statement presentation.

Inventory
Inventory, net of reserves, is comprised of the following (in thousands):

                                                                  June 30,                         December 31,
                                                                    2001                               2000
                                                                 ----------                         ----------
          Raw Materials                                            $15,135                            $14,715
          Work in Process                                           32,392                             21,091
          Finished Goods                                             6,439                             13,159
                                                                   -------                            -------
                                                                    53,966                             48,965
          Less noncurrent                                           (1,039)                            (2,332)
                                                                   -------                            -------
                                                                   $52,927                            $46,633
                                                                   =======                            =======

In December 2000, the Company received approval from the FDA to perform a portion of the CytoGam production process at the Company's
Frederick manufacturing facility (the "FMC"). As a result, all work in process inventory of CytoGam is classified as a current asset as of June 30, 2001 and December 31, 2000. Noncurrent inventory is comprised of some of the Company's raw plasma, and is net of a reserve of $1.7 million at June 30, 2001.

Inventory balances are net of reserves for RespiGam. As RespiGam has been largely replaced in the market place by Synagis, future
RespiGam product sales are expected to be minimal. RespiGam reserve balances at June 30, 2001 and December 31, 2000 were $4.7 million.

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
Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive. The following is a reconciliation of the denominator of the diluted EPS computation for the three and six-month periods ended June 30, 2001 and 2000.
There are no reconciling items to the numerator for the EPS computation for the periods reported.

                                                              Three months ended                   Six months ended
                                                                       June 30,                            June 30,
                                                             2001              2000              2001              2000
                                                         ------------      ------------      ------------      ------------
Denominator:
Weighted average shares outstanding                         213,131           209,139            212,656           207,529
Effect of dilutive securities:
      Stock options                                           - -               - -                7,222            12,137
                                                            -------           -------            -------           -------
 Denominator for diluted EPS                                213,131           209,139            219,878           219,666
                                                            =======           =======            =======           =======

The following table shows the number of shares and related price ranges of those shares that were excluded from the EPS computation described above. These options to purchase shares of common stock were outstanding in the periods reported, but were not included in the computation of diluted earnings per share, as the exercise prices of the options were in excess of the average stock price during the periods reported and thus would be anti-dilutive.

                                        Three months ended               Six months ended                Six months ended
                                          June 30, 2001                   June 30, 2001                   June 30, 2000
                                   ----------------------------    ----------------------------    ----------------------------
Price range of
    stock options:

$39.74 to $83.25                            6,784,061
$40.25 to $83.25                                                            6,775,861
$57.50 to $77.31                                                                                            4,663,075

Income Tax Provision
Income tax benefit as a percentage of pre-tax income for the six months ended June 30, 2001 was 35.5%. During the six months ended
June 30, 2001, the Company recognized increased credits for research and development expenditures and credits earned for Orphan Drug status of certain research and development expenses, resulting in a reduction from the statutory rate of 38.6%.

Comprehensive Income
Comprehensive income (loss) is comprised of net earnings (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net earnings (loss), such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities, and gains and losses on hedging instruments.

Comprehensive loss for the three months ended June 30, 2001 was $9.2 million versus $3.9 million for the comparable period in 2000.
Comprehensive income for the six months ended June 30, 2001 and 2000 was $73.2 million and $23.6 million, respectively. A significant portion of other comprehensive income (loss) for the six months ended June 30, 2001 relates to unrealized holding losses on available-for-sale marketable securities. The Company maintains an investment in a company with which it had previously formed a strategic alliance. Due to market volatility associated with the per share price of this investment, the value of the Company's investment fluctuated significantly during the quarter and may continue to do so in the future.

ITEM 2.

                                                            MEDIMMUNE, INC.
                                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 AND 2000

          ----------------------------------------------------------------------------

          Product Sales (In  Millions)                       2001           2000
                                                            -----           ----
          Synagis                                           $15.0           $7.3

          CytoGam                                             7.6            9.5

          Ethyol                                              3.1            6.4

          Other Products                                      2.6            2.2
                                                            -----          -----
          TOTAL                                             $28.3          $25.4
                                                            =====          =====

Product sales increased 12% to $28.3 million in second quarter 2001, versus $25.4 million in second quarter 2000, driven by increased sales of Synagis. Sales of Synagis grew 105% over sales in the comparable quarter of 2000, comprised of a 63% increase in domestic sales and a 182% increase in international sales. The domestic sales increase results from a 68% increase in units sold to wholesalers and distributors, reflecting increased demand for the product, and a 3.1% price increase, partially offset by increased
Medicaid rebates. Our international sales of Synagis increased primarily due to a 169% increase in units sold to Abbott
International, our exclusive distributor of Synagis outside of the United States, and totaled $7.4 million in the 2001 quarter versus $2.6 million in the 2000 quarter. We believe this increase is due to additional regulatory, pricing and reimbursement approvals in overseas countries. The terms of the Company's agreement with Abbott provide for the Company to receive 40 to 50 percent of end-user sales. The Company initially recognizes sales to Abbott when Synagis is shipped to Abbott based on a contractual, guaranteed transfer price. Following the end of each quarter, Abbott remits to the Company a report detailing end-user sales for the quarter and the Company recognizes revenue for the additional amount due in excess of the transfer price and up to 40 to 50 percent of the end-user selling price.

Our worldwide  sales of CytoGam  decreased 21% for the second quarter of 2001 as compared to the second  quarter of 2000.  This sales decrease was driven primarily by decreases in domestic and international  unit sales of 30% and 19%,  respectively,  partially offset by an 8% domestic  price  increase  which took effect in the second quarter of 2001. We believe that a portion of the CytoGam sales that occurred in the prior year quarter were the result of product substitution occurring because of the worldwide shortage of standard IVIG products. During 2000, the supply of standard IVIG products increased, and certain Medicaid agencies began to limit or discontinue  reimbursement of CytoGam as a substitute for IVIG. Thus,  CytoGam sales for the three-month  period ended June 30, 2001 relating to product substitution have decreased significantly. We expect that the future use of CytoGam as a substitute for standard
IVIG products will be limited.

Sales of Ethyol to our domestic and international distribution partners decreased by 51% in the 2001 quarter versus the 2000 quarter. We believe this decrease is primarily reflective of reductions in inventory stocking levels at our distribution partners.
Additionally, we believe the domestic marketing focus on Ethyol was impacted by the recent acquisition of ALZA, our domestic distribution partner, by Johnson & Johnson. In April of 2000, ALZA exercised a one-time option under the distribution agreement to extend its rights to distribute Ethyol in the United States until April 2002. In April 2002, the rights to distribute Ethyol will return to us and we will pay ALZA a royalty for nine years thereafter based on sales of Ethyol in the United States. Sales of other products in second quarter 2001 decreased $0.4 million, or 18% from the prior year quarter. Sales of other products include primarily sales of NeuTrexin, RespiGam, and by-products that result from the CytoGam manufacturing process. Also included in 2000 other product sales are sales of Hexalen. In November 2000, we sold our Hexalen business to MGI Pharma.

Other revenues for second quarter 2001 were $5.1 million compared to $9.9 million for second quarter 2000. Included in other revenue are revenues recognized in accordance with the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB
101) effective January 1, 2000. The SAB requires that the revenue received in conjunction with up-front or milestone payments be recognized over the remaining performance period under the contract as those contractual obligations are fulfilled. Accordingly, other revenues in both the 2001 and 2000 periods include revenues related to up-front fees and milestone payments received prior to
2000. We recognized revenue of $3.3 million for the second quarter of 2001 versus $5.8 million for the second quarter of 2000 under the requirements of SAB 101. Other revenue for the 2001 quarter also includes amounts relating to the sale of Hexalen, and funding earned under a collaborative agreement with GlaxoSmithKline (GSK) for HPV vaccine development. Other revenue in the 2000 quarter also includes funding earned under the collaborative HPV agreement with GSK and royalty income due from ALZA in accordance with the terms of the Ethyol distribution agreement.

Cost of sales decreased 41% for the second quarter of 2001 to $7.1 million versus $12.0 million in 2000. Gross margins were 75% in second quarter 2001, as compared to 53% for the second quarter of 2000. The 2001 quarter benefited from increased sales of Synagis, which has more favorable margins, as well as favorable manufacturing variances, while the 2000 quarter included a $3.0 million charge for the write-off of certain Synagis inventory, as a result of a contamination in the manufacturing process at the FMC. We expect gross margins to vary from quarter to quarter based on the product mix. In addition, we expect that on an annual basis for
2001, gross margins will modestly improve from 2000 levels.

Research, development and clinical spending for the June 2001 quarter increased 18% over the prior year quarter from $18.4 million in 2000 to $21.7 million in 2001, primarily due to higher expenditures on clinical trials. We are currently administering multiple trials for our products, including a Phase IV trial for Synagis in infants with congenital heart disease, two Phase II human papillomavirus vaccine trials, one Phase I trial and two Phase II trials for use of MEDI-507 in psoriasis patients, and two Phase II trials for our urinary tract infection (UTI) vaccine. We expect clinical spending levels to continue to increase in the coming quarters as we continue to move our product candidates into the clinic and expand the number of trials for certain products already in the clinic.

Selling, general and administrative (SG&A) expense was $24.2 million in 2001 versus $23.3 million in 2000, an increase of 4%. The increase in SG&A expense in the 2001 second quarter is primarily attributable to the establishment of our pediatric sales force during mid-year 2000. This increase was mitigated by a reduction in our legal expenses during the 2001 quarter, as several legal matters outstanding in the second quarter of 2000 were resolved during 2000. In addition, 2000 SG&A expense includes $1.0 million for the write off of preliminary engineering and design costs relating to a proposed expansion of the FMC, which was cancelled.

Other operating expenses, which include manufacturing start-up and other manufacturing related costs, increased in second quarter
2001 to $3.5 million from $0.7 million in second quarter 2000. A portion of this increase is due to a $1.3 million charge during the second quarter of 2001 to record certain plasma inventories at their net realizable value. This material was intended for the start-up operations of our manufacturing plant and was never approved for use in the current production process. In December 2000, the FDA granted approval for an amendment to the Biologic License Application for CytoGam to allow for a portion of the production of CytoGam at the Company's Frederick facility. Currently, the plasma production section of the Frederick facility has excess capacity, which results in charges to other operating expense. These charges are expected to continue for the foreseeable future until the plasma production section of the facility is fully utilized for its intended purpose.

Interest income  increased 13% to $9.0 million from $7.9 million in the 2000 quarter as a result of higher cash balances  available for investment, partially offset by a decrease in interest rates, which lowered the yield on our 2001 investment portfolio.

We recorded an income tax benefit of $5.1 million in second quarter 2001, resulting in an effective tax rate of 35.5% for the six months ended June 30, 2001. This compares to a $6.0 million benefit recorded in the prior year quarter, which resulted in an effective tax rate of 32.5% for the six months ended June 30, 2000. The variation in both quarters from the statutory rate of 38.6%
is principally due to credits for research and development expenditures and credits earned for orphan drug status of certain research and development activities. We expect that our effective tax rate in future periods will be slightly below or approximate to the applicable statutory rates.

We incurred a net loss for the second quarter of 2001 of $9.2 million, or $0.04 per share, versus a net loss for the second quarter of 2000 of $5.3 million, or $0.03 per share. Shares used in computing net loss per share for the quarters ended June 30, 2001 and
2000 were 213.1 million and 209.1 million shares, respectively.

Our quarterly financial results may vary significantly due to seasonality of Synagis product sales, fluctuations in sales of other products, milestone payments, research funding and expenditures for research, development, clinical and marketing programs. Synagis sales are expected to occur primarily during, and in proximity to, the RSV season, which typically occurs between October and April in the United States. No assurances can be given that adequate product supply will be available to meet demand.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Product sales (in millions)                          2001              2000
                                                              ----              ----

         Synagis                                             $236.5            $183.6

         CytoGam                                               15.5              19.6

         Ethyol                                                 6.4              11.4

         Other products                                         5.1               6.6
                                                             ------            ------
         Total                                               $263.5            $221.2
                                                             ======            ======

Product sales grew 19% to $263.5 million in the six months ended June 30, 2001 from $221.2 million in the comparable 2000 period, primarily driven by higher sales of Synagis. Synagis sales increased 29% from $183.6 million in the six months ended June 30, 2000 to $236.5 million in the six months ended June 30, 2001, reflecting growth in both domestic and international unit sales and a 3.1%
domestic price increase. Domestic unit sales increased 22% for the six months ended June 30, 2001 over the 2000 period due to increased demand for the product. Our international sales of Synagis increased 136% primarily due to a 102% increase in units sold to Abbott International, our exclusive distributor of Synagis outside of the United States, and totaled $16.7 million in the 2001 six months versus $7.1 million in the 2000 six months. We believe this increase is due to additional regulatory, pricing and reimbursement approvals in overseas countries. The terms of the Company's agreement with Abbott provide for the Company to receive
40 to 50 percent of end-user sales. The Company initially recognizes sales to Abbott when Synagis is shipped to Abbott based on a contractual, guaranteed transfer price. Following the end of each quarter, Abbott remits to the Company a report detailing end-user sales for the quarter and the Company recognizes revenue for the additional amount due in excess of the transfer price and up to 40 to 50 percent of the end-user selling price.

CytoGam sales for the six months ended June 30, 2001 fell 21% from the comparable 2000 period, principally due to a decrease in domestic unit sales of 35%. The decrease in domestic unit sales was partially offset by an 8% domestic price increase which took effect in the second quarter of 2001, and an increase in international sales of $1.0 million. We believe that a portion of the
CytoGam sales that occurred in the prior year quarter were the result of product substitution occurring because of the worldwide shortage of standard IVIG products. During 2000, the supply of standard IVIG products increased, and certain Medicaid agencies began to limit or discontinue reimbursement of CytoGam as a substitute for IVIG. Thus, CytoGam sales for the six month period ended June
30, 2001 relating to product substitution have decreased significantly. We expect that the future use of CytoGam as a substitute for standard IVIG products will be limited.

Sales of Ethyol to our domestic and international distribution partners decreased $5.0 million or 44% in the six months ended June
30, 2001. The decrease results mainly from a 36% decrease in vials sold to our domestic and international distribution partners.
Also contributing to the decrease is a larger proportion of international sales to total Ethyol sales; international units are sold at a lower price than domestic units. Partially offsetting these decreases was a domestic price increase which occurred in April
2001. We believe the decrease in our net sales is primarily reflective of reductions in inventory stocking levels at our distribution partners. Additionally, we believe the domestic marketing focus on Ethyol was impacted by the recent acquisition of
ALZA, our domestic distribution partner, by Johnson & Johnson. In April of 2000, ALZA exercised a one-time option under the distribution agreement to extend its rights to distribute Ethyol in the United States until April 2002. In April 2002, the rights to distribute Ethyol will return to us and we will pay ALZA a royalty for nine years thereafter based on sales of Ethyol in the United
States. Sales of other products, which include sales of NeuTrexin, RespiGam, and by-products that result from the CytoGam manufacturing process, decreased in second quarter 2001 by $1.5 million, or 23% from the prior year quarter. Also included in 2000 other product sales are sales of Hexalen. We sold our Hexalen business to MGI Pharma in November 2000.

Other revenues in the six months ended June 30, 2001 of $15.0 million consist primarily of revenues recognized in accordance with the adoption of SAB 101. We recognized revenue of $8.8 million in the 2001 six months versus $12.9 million in the 2000 six months, under the requirements of SAB 101. Other revenue for the 2001 six months also includes amounts for research funding from GSK for development of an HPV vaccine, amounts relating to the sale of Hexalen, and royalty income due from ALZA in accordance with the terms of the Ethyol distribution agreement. Other revenues in the six month period ended June 30, 2000 also include research funding from GSK for HPV, and royalty income due from ALZA in accordance with the terms of the Ethyol distribution agreement.

Cost of sales for the 2001 six months increased 5% to $59.9 million from $57.0 million in the 2000 six months, due to increases in sales volumes. Gross margins for the six month period ended June 30, 2001 were 77% versus 74% for the six month period ended June
30, 2000. Gross margins in 2001 were improved as a result of increased sales of Synagis, which has more favorable margins, as well as favorable manufacturing variances following implementation of an improved manufacturing process which increases Synagis yields.
Margins in the 2000 six months were adversely affected by the write-off of certain Synagis inventory, as a result of a contamination in the manufacturing process at the FMC.

Research and development expenses of $40.4 million in the 2001 six months increased 19% from $33.9 million in the 2000 six months, primarily due to higher expenditures on the Company's clinical trials. We are currently administering multiple trials for our products, including a Phase IV trial for Synagis in infants with congenital heart disease, two Phase II human papillomavirus vaccine trials, one Phase I trial and two Phase II trials for use of MEDI-507 in psoriasis patients, and two Phase II trials for its urinary tract infection (UTI) vaccine. We expect clinical spending to increase in the coming quarters as we continue to move more of our product candidates into the clinic and expand trials on products already in the clinic.

Selling, general and administrative expenses were $83.9 million and $74.0 million for the 2001 and 2000 periods, respectively, an increase of 13%. As a percentage of product sales, SG&A expense decreased to 32% in the 2001 period from 33% in the 2000 period.
Expenses in the 2001 period include increased wage and related expenses to establish our pediatric sales force in mid-year 2000, as well as increased co-promotion expense to the Ross Products Division of Abbott Labs for the promotion of Synagis in the United
States. Co-promotion expenses increase as net domestic Synagis sales increase. Offsetting this increase was a decrease in legal expenses from the 2000 period, as several legal matters outstanding in 2000 have since been resolved.

Other operating expenses, which reflect manufacturing start-up costs and other manufacturing related costs, increased in the six months ended June 30, 2001 to $5.6 million from $3.0 million in the six months ended June 30, 2000. Charges in the 2001 period include a $1.3 million charge to record certain plasma inventories at their net realizable value. This material was intended for the start-up operations of our manufacturing plant and was never approved for use in the current production process. In December 2000, the FDA granted approval for an amendment to the Biologic License Application for CytoGam to allow for a portion of the production of CytoGam at our Frederick facility. Currently, the plasma production section of the Frederick facility has excess capacity, which results in charges to other operating expenses. These charges are expected to continue for the foreseeable future until the plasma production section of the facility is fully utilized for its intended purpose.

We earned interest income of $19.2 million to date in the 2001 period, versus $13.1 million in the comparable 2000 period, reflecting higher cash balances available for investment, partially offset by a decrease in interest rates which lowered the overall portfolio yield.

We recorded income tax expense of $38.2 million for the six months ended June 30, 2001, resulting in an effective rate of 35.5%.
This compares to tax expense for the six months ended June 30, 2000 of $28.7 million, resulting in an effective rate of 32.5%. The variation from the statutory rate in both periods is principally due to increased credits taken for research and development expenditures and credits earned for Orphan Drug status of certain research and development expenses.

We recorded a non-cash charge to 2000 earnings of $33.8 million, net of tax, or $0.15 on a diluted per share basis, as the cumulative effect of a change in accounting principle for the implementation of SAB 101. The adjustment was applied to the first quarter of 2000 as required by the SAB and includes amounts recognized as revenue prior to 2000. These amounts related to up-front payments or milestone payments which we received in prior years under arrangements for which performance obligations related to the up-front or milestone payments had been met, but for which we were contractually obligated to perform additional research and development activities or other activities in future periods. Generally accepted accounting principles previously required us to record the revenue from the up-front and milestone payments as received, when the performance obligations associated with those payments had been fully met. However, following the adoption of the SAB, generally accepted accounting principles now require that we recognize the revenue received in conjunction with up-front or milestone payments over the remaining performance period under the contract as those obligations are fulfilled.

Earnings for the first half of 2001 were $69.4 million and increased 22% when compared to earnings for the first half of 2000 of
$57.1 million, before the cumulative effect of a change in accounting principle of $33.8 million. Net earnings for the six months ended June 30, 2001 were $69.4 million, or $0.33 basic and $0.32 diluted net earnings per share. Shares used in computing basic and diluted earnings per share were 212.7 million and 219.9 million, respectively. Net earnings for the six months ended June 30, 2000, which include the cumulative effect of a change in accounting principle, were $23.3 million, or $0.11 basic and diluted net earnings per share. Shares used in computing basic and diluted earnings per share were 207.5 million and 219.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and marketable securities at June 30, 2001 amounted to $706.3 million compared to $526.3 million at December 31, 2000.
Working capital was $472.6 million at June 30, 2001 versus $536.3 million at December 31, 2000. The decrease in our working capital reflects our decision to invest a portion of our cash in longer term investments (which are not included in working capital) during
2001. Net cash provided by operating activities in the six months ended June 30, 2001 was $169.2 million, reflecting net income for the period and decreases in accounts receivable, offset by decreases in accrued expenses, primarily as a result of payments of amounts due to Abbott for co-promotion of Synagis, and decreases in royalties payable. Outflows for investing activities for the six months ended June 2001 included capital expenditures of $3.5 million, increases in investments of $197.1 million, and $1.5 million for an investment in a collaborative partner. During the six months ended June 30, 2001, stock option exercises provided $16.4 million of cash, as compared to $58.2 million in the 2000 period.

The Company believes that its existing funds at June 30, 2001, together with funds expected to be generated from product sales and investment income, will provide sufficient liquidity to meet the anticipated needs of our business for the foreseeable future, absent the occurrence of any unforeseen events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's market risk exposure, please refer to Part II, Item 7A., "Quantitative and Qualitative
Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As of June 30,
2001, these risks have not changed significantly.

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
effectiveness and safety of our products; exposure to product liability, intellectual property or other types of litigation; foreign currency exchange rate fluctuations; changes in generally accepted accounting principles; growth in costs and expenses; the impact of acquisitions, divestitures and other unusual items; and the risks, uncertainties and other matters discussed elsewhere in this quarterly report and in our periodic reports filed with the U.S. Securities and Exchange Commission. MedImmune cautions that RSV disease occurs primarily during the winter months; MedImmune believes its operating results will reflect that seasonality for the foreseeable future. MedImmune is also developing several products for potential future marketing. There can be no assurance that such development efforts will succeed, that such products will receive required regulatory clearance or that, even if such regulatory clearance were received, such products would ultimately achieve commercial success. Unless otherwise indicated, the information in this quarterly report is as of June 30, 2001. This quarterly report will not be updated as a result of new information or future events.

                                                                    PART II
                                                               OTHER INFORMATION

Item 1.           Legal Proceedings -

In 1998, MediGene AG initiated a legal action against Loyola University of Chicago and the Company in the U.S. District Court for
the Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the Company with an alleged prospective business relationship between MediGene and Loyola. The claims related to human papillomavirus vaccine technology allegedly covered by contracts between MediGene and the Company and by a license agreement from Loyola to the Company, under which the Company granted a sublicense to GlaxoSmithKline. MediGene claimed monetary damages from the Company and ownership of the patents in question, as well as rescission of the Company's license agreement from Loyola or rights as a third-party beneficiary thereof. On
March 15, 2001, the District Court granted summary judgment in favor of MedImmune on all remaining claims. MediGene has indicated an intention to appeal.

In October 2000, Celltech Chiroscience Limited ("Celltech") commenced a legal proceeding against the Company in the U.K. High Court of Justice, Chancery Division, Patents Court. Celltech alleges that the Company failed to pay royalties with respect to its sales of
Synagis as required by a license agreement dated January 19, 1998. Under the agreement, the Company obtained from Celltech a worldwide license to make, use and/or sell product under a patent (and related applications) pertaining to humanized antibodies. In the proceeding, Celltech seeks payment of royalties, with interest, and certain costs, including attorney's expenses. The Company has filed answering papers denying that any royalties are due on the basis that Celltech's patent does not cover Synagis and has sought dismissal of the case on the grounds that the legal doctrine of prosecution history estoppel prevents Celltech from claiming that its patent covers Synagis. On July 20, 2001, the High Court of Justice ordered a hearing, which is expected to take place in mid-to-late 2002, on whether it will dismiss Celltech's case on this basis.

On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. ("Ichthyol Gesellschaft") filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. (acquired in November 1999) on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. The suit was dismissed on January 29, 1997 by the Regional Court of Hamburg at which time Ichthyol Gesellschaft was given leave to appeal against the judgment rendered in favor of U. S. Bioscience. Ichthyol Gesellschaft filed an appeal, and a judgment was rendered in favor of U.S. Bioscience in the appellate proceedings. In January 1999, Ichthyol Gesellschaft filed an appeal on points of law with the Federal Court of Justice, and in June
1999, Ichthyol Gesellschaft filed the grounds for the appeal on points of law. In October 1999, the Federal Court of Justice accepted Ichthyol Gesellschaft's appeal and a hearing was conducted in May, 2001. As a result of the hearing, the Federal Court of
Justice remanded the case back to the Regional Court of Hamburg for further consideration of its decision. A trial date has not yet been scheduled.

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

Item 2.           Changes in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of  Matters to a Vote of Security Holders -

On May 3, 2001 the Company held its Annual Meeting of Stockholders. By vote of the Company's stockholders at such meeting, all of the director nominees were re-elected to one year terms. A proposal to increase the number of shares authorized under the Company's
1999 Stock Option Plan, a new employee stock purchase program and the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors were also approved. The results of the voting were as follows:

Election of Directors
                                                                                                               Abstain/
                                                           For             Against           Withheld          Non-vote
Wayne T. Hockmeyer                                     167,805,036            --             1,781,236            --
David M. Mott                                          167,804,994            --             1,781,278            --
Melvin D. Booth                                        167,804,766            --             1,781,506            --
Franklin H. Top, Jr.                                   167,805,060            --             1,781,212            --
M. James Barrett                                       168,453,971            --             1,132,301            --
James H. Cavanaugh                                     168,455,961            --             1,130,311            --
Barbara Hackman Franklin                               168,455,856            --             1,130,416            --
Lawrence C. Hoff                                       168,455,575            --             1,130,697            --
Gordon S. Macklin                                      168,455,710            --             1,130,562            --

To approve an amendment to the 1999
     Stock Option Plan                                 153,314,725        15,578,905              --           689,272
To approve a new Employee Stock
     Purchase Program                                  166,268,604         2,698,423             --            619,245
Appointment of
      PricewaterhouseCoopers LLP                       165,224,814         2,168,159             --          2,193,299
      as independent auditors

Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                  10.128   Supply Transfer Agreement between Immunex Corporation and MedImmune, Inc.

                  (b) Reports on Form 8-K:

                  Report Date             Event Reported
                  -----------             --------------
                  5/22/01                 Letter to MedImmune Stockholders

                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MEDIMMUNE, INC.
                                            (Registrant)

                                            /s/ Gregory S. Patrick
Date: August 3, 2001                       Gregory S. Patrick
                                            Senior Vice President and Chief Financial Officer