Form 10-Q
period 2001-09-30
MEDIMMUNE INC /DE
filed 2001-11-14
CIK 873591

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

                                           For the quarterly period ended September 30, 2001

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

As of  September 30, 2001, 214,044,267 shares of Common Stock, par value $0.01 per share, were outstanding.

                                                            MEDIMMUNE, INC.
                                                          Index to Form 10-Q

Part I   Financial Information                                                                            Page
                                                                                                          ----

         Item 1.   Financial Statements

                           Consolidated Balance Sheets                                                     1
                           Consolidated Statements of Operations                                           3
                           Condensed Consolidated Statements of Cash Flows                                 5
                           Notes to Consolidated Financial Statements                                      6-8

         Item 2.   Management's Discussion and Analysis of Financial Condition                             9-15
                   and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk                              15

Part II   Other Information                                                                                16

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

         Item 4.   Submission of Matters to a Vote of Security Holders

         Item 5.   Other Information

         Item 6.   Exhibits and Reports on Form 8-K

         Synagis, CytoGam, Ethyol, RespiGam, NeuTrexin, and Hexalen are registered trademarks of the Company.

ITEM 1.  FINANCIAL STATEMENTS

                                                            MEDIMMUNE, INC.
                                                      CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

                                                              September 30,      December 31,
                                                                  2001              2000
                                                              ------------       ------------
ASSETS:                                                        (Unaudited)
  Cash and cash equivalents                                      $   26,339          $ 84,974
  Marketable securities                                             256,876           406,455
  Trade receivables, net                                             31,315           115,635
  Inventory, net                                                     52,924            46,633
  Deferred tax assets                                                14,198            22,319
  Other current assets                                                8,052            11,796
                                                              -------------     -------------
  Total Current Assets                                              389,704           687,812

  Property and equipment, net                                        89,572            86,383
  Deferred tax assets, net                                          198,117           194,761
  Marketable securities                                             372,036            34,825
  Other assets                                                        4,087             2,794
                                                              -------------     -------------
   Total Assets                                                  $1,053,516        $1,006,575
                                                              =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable, trade                                         $   2,840           $ 3,090
  Accrued expenses                                                   68,927            72,159
  Product royalties payable                                           8,418            40,553
  Deferred revenue                                                   21,126            33,966
  Other current liabilities                                           2,774             1,697
                                                              -------------     -------------
   Total Current Liabilities                                        104,085           151,465

  Long-term debt                                                      8,997             9,595
  Other liabilities                                                   1,812             1,933
                                                              -------------     -------------
   Total Liabilities                                                114,894           162,993
                                                              -------------     -------------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
  5,524,525 shares; none issued or outstanding                           --                --
  Common stock, $.01 par value; authorized
  320,000,000 shares; issued and outstanding
  214,044,267 at September 30, 2001 and
  211,347,825 at December 31, 2000                                    2,140             2,113
  Paid-in capital                                                   882,310           842,815
  Accumulated earnings (deficit)                                     43,369            (7,085)
  Accumulated other comprehensive income                             10,803             5,739
                                                              -------------     -------------
   Total Shareholders' Equity                                       938,622           843,582
                                                              -------------     -------------
   Total Liabilities and Shareholders' Equity                    $1,053,516       $ 1,006,575
                                                              =============     =============

                              The accompanying notes are an integral part of these financial statements.

                                                        MEDIMMUNE, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

(in thousands, except per share data)

                                                                     For the                             For the
                                                               three months ended                   nine months ended
                                                                  September 30,                        September 30,
                                                              2001            2000                2001              2000
                                                           ---------        ---------          ---------         ---------
Revenues:
   Product sales                                             $39,991          $47,246           $303,508           $268,409
   Other revenue                                               7,419           14,296             22,468             33,914
                                                           ---------        ---------         ----------         ----------
   Total revenues                                             47,410           61,542            325,976            302,323
                                                           ---------        ---------         ----------         ----------
Costs and Expenses:

   Cost of sales                                              16,340           15,774             76,270             72,816
   Research and development                                   21,224           14,841             61,616             48,705
   Selling, general and administrative                        44,228           24,063            128,170             98,074
   Other operating expenses                                    2,074            2,804              7,669              5,788

                                                           ---------        ---------         ----------         ----------
     Total expenses                                           83,866           57,482            273,725            225,383
                                                           ---------        ---------         ----------         ----------

Operating (loss) income                                      (36,456)           4,060             52,251             76,940
     Interest income                                           9,186            7,765             28,418             20,882
     Interest expense                                           (148)            (133)              (447)              (376)
                                                           ---------        ---------         ----------         ----------

(Loss) earnings before income taxes and
     cumulative effect of a change in accounting
     principle                                               (27,418)          11,692             80,222             97,446
(Benefit) provision for income taxes                          (8,444)           3,252             29,768             31,911
                                                           ---------        ---------         ----------         ----------

(Loss) earnings before cumulative effect of a
     change in accounting principle                          (18,974)           8,440             50,454             65,535
Cumulative effect of a change in accounting
     principle, net of tax benefit of $21,262                     --               --                 --            (33,821)
                                                           ---------        ---------         ----------          ---------
Net (loss) earnings                                         ($18,974)          $8,440            $50,454            $31,714
                                                           =========        =========         ==========          =========

Basic (loss) earnings per share:
  (Loss) earnings before cumulative effect of a
     change in accounting principle                           ($0.09)           $0.04              $0.24              $0.31

  Cumulative effect of a change in accounting
     principle, net of tax                                        --               --                 --             ($0.16)
                                                           ---------        ---------          ---------          ---------

  Net (loss) earnings                                         ($0.09)           $0.04              $0.24              $0.15
                                                           =========        =========          =========          =========
  Shares used in calculation of basic (loss) earnings
     per share                                               213,876          210,212            213,075            208,434
                                                           =========        =========          =========          =========

Diluted earnings per share:
  (Loss) earnings before cumulative effect of a
     change in accounting principle                           ($0.09)           $0.04              $0.23              $0.30

  Cumulative effect of a change in accounting
     principle, net of tax                                        --               --                 --             ($0.16)
                                                           ---------        ---------          ---------          ---------

  Net (loss) earnings                                         ($0.09)           $0.04              $0.23              $0.14

                                                           =========        =========          =========          =========
  Shares used in calculation of diluted earnings per
     share                                                   213,876          221,801            219,864            220,260
                                                           =========        =========          =========          =========

                              The accompanying notes are an integral part of these financial statements.

                                                  MEDIMMUNE, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
(in thousands)
                                                                                               For the
                                                                                          nine months ended
                                                                                             September 30,
                                                                                       2001                2000
                                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                        $50,454             $31,714
   Noncash items:

     Cumulative effect of a change in accounting principle                                  --              33,821
     Deferred taxes                                                                     25,494              31,851
     Deferred revenue                                                                  (14,361)            (17,119)
     Depreciation and amortization                                                       6,838               5,424
     Amortization of discount on marketable securities                                  (2,789)             (1,009)
     Change in allowance for accounts receivable                                       (10,263)             (9,225)
     Other                                                                                  31                 (84)
   Other changes in assets and liabilities                                              58,855               7,812
                                                                                     ---------           ---------
          Net cash provided by operating activities                                    114,259              83,185
                                                                                     ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in marketable securities                                                  (179,555)           (112,107)
   Capital expenditures                                                                 (9,947)             (7,086)
   Investment in strategic alliance                                                     (1,500)                 --
                                                                                     ---------           ---------
          Net cash used in investing activities                                       (191,002)           (119,193)
                                                                                     ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock
           and exercise of stock options                                                18,730              69,635
   Decrease in long-term debt                                                             (576)             (1,238)
                                                                                     ---------           ---------
          Net cash provided by financing activities                                     18,154              68,397
                                                                                     ---------           ---------
Effect of exchange rates on cash                                                           (46)               (315)
                                                                                     ---------           ---------
Net (decrease) increase in cash and cash equivalents                                   (58,635)             32,074
Cash and cash equivalents at beginning of period                                        84,974              36,570
                                                                                     ---------           ---------
Cash and cash equivalents at end of period                                             $26,339             $68,644
                                                                                     =========           =========

                               The accompanying notes are an integral part of these financial statements.

                                                            MEDIMMUNE, INC.
                                                         NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                              (UNAUDITED)

General
The financial  information  presented as of September 30, 2001, and for the periods ended September 30, 2001 and 2000, is unaudited.
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

The  Company  accounts  for its  derivatives  as  foreign-currency  cash-flow  hedges.  The Company is  required  to  recognize  any ineffectiveness  on hedging  transactions  as interest  income or expense in the statement of operations.  For the nine months ended
September 30, 2001, gains or losses for ineffective hedges were insignificant.  In addition,  if the Company had entered into hedges relating to certain forecasted  transactions that subsequently become probable of not occurring,  it would be required to reclassify gains or losses relating to those hedges from other comprehensive income to interest income in the statement of operations.  For the three and nine month  periods ended  September 30, 2001,  the Company did not  reclassify  any material  gains or losses to interest income in the statement of operations  relating to forecasted  transactions that are now probable of not occurring.  As of September
30, 2001, $0.1 million, net of tax, of deferred losses on derivative  instruments included in accumulated other comprehensive income are expected to be reclassified  to earnings in the next twelve months in conjunction  with the sale of the related  inventory.  The maximum term over which the Company hedges exposures to the variability of cash flows is twelve months.

Inventory
Inventory, net of reserves, is comprised of the following (in thousands):

                                                               September 30,        December 31,
                                                                    2001                2000
                                                                 ----------          ----------
          Raw Materials                                            $14,987            $ 14,715
          Work in Process                                           32,869              21,091
          Finished Goods                                             7,158              13,159
                                                                 ---------           ---------
                                                                    55,014              48,965
          Less noncurrent                                           (2,090)             (2,332)
                                                                 ---------           ---------
                                                                   $52,924            $ 46,633
                                                                 =========           =========

In December 2000, the Company received approval from the FDA to perform a portion of the CytoGam production process at the Company's
Frederick  manufacturing  facility (the "FMC").  As a result,  all work- in-process  inventory of CytoGam is classified as a current asset as of September 30, 2001 and December 31, 2000.  Noncurrent inventory is comprised of some of the Company's raw plasma, net of a reserve of $1.7 million at September 30, 2001, and certain lots of CytoGam not anticipated to be sold in the coming year.

Inventory  balances are net of reserves for RespiGam.  As RespiGam has been largely replaced in the market place by Synagis,  future
RespiGam  product sales are expected to be minimal.  RespiGam reserve balances at September 30, 2001 and December 31, 2000 were $4.5 million and $4.7 million, respectively.

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
Common  stock  equivalents  are not  included  in  periods  where  there is a loss as they are  anti-dilutive.  The  following  is a reconciliation  of the denominator of the diluted EPS computation for the three and nine-month  periods ended September 30, 2001 and
2000 (in thousands). There are no reconciling items to the numerator for the EPS computation for the periods reported.

                                                              Three months ended                   Nine months ended
                                                                 September 30,                       September 30,
                                                             2001              2000              2001              2000
                                                         ------------      ------------      ------------      ------------
Denominator:
Weighted average shares outstanding                         213,876           210,212           213,075           208,434
Effect of dilutive securities:
      Stock options                                              --            11,589             6,789            11,826
                                                           --------          --------          --------          --------
 Denominator for diluted EPS                                213,876           221,801           219,864           220,260
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

                                        Nine months ended               Nine months ended
                                        September 30, 2001              September 30, 2000
                                   ----------------------------    ----------------------------
Price range of
    stock options:

$39.87 to $83.25                            6,673,693
$63.97 to $83.25                                                             504,025

Income Tax Provision
Income tax expense as a percentage of pre-tax  earnings for the nine months ended  September 30, 2001 was 37.1% as compared to 32.7%
for the same period in 2000. The variation in income tax expense from the statutory rate is principally  due to credits for research and development  expenditures and credits earned for orphan drug status of certain research and development  activities.  During the third quarter of 2001, the State of Maryland passed tax legislation  which lowered our combined state and federal statutory tax rate to 37.0% from our previous statutory tax rate of 38.6%.  Income tax expense for the three and nine month periods ended September 30,
2001 also  includes a charge to tax  expense for the impact of  reducing  our  deferred  tax assets to the lower  statutory  rate in accordance with the rate change.  This charge was recorded in the third quarter of 2001. We expect that our full-year  effective tax rate in 2001 and in future periods will approximate our statutory tax rate.

Comprehensive Income
Comprehensive  income is comprised of net income (loss) and other comprehensive  income. Other comprehensive income includes certain changes in equity that are excluded from net income,  such as translation  adjustments  and  unrealized  holding gains and losses on available-for-sale  marketable  securities.  Comprehensive  income (loss) for the three months ended September 30, 2001 and 2000 was
($10.1)  million and $38.7 million,  respectively.  Comprehensive  income for the nine months ended  September 30, 2001 and 2000 was
$55.5 million and $63.2 million, respectively.

A significant portion of other comprehensive  income (loss) for the three months and nine months ended September 30, 2001 relates to unrealized holding gains and losses on available-for-sale  marketable  securities.  The Company maintains an investment in a company with which it previously formed a strategic  alliance.  Due to market volatility  associated with this investment,  the value of the
Company's investment fluctuated significantly during the quarter and may continue to do so in the future.

ITEM 2.

                                                            MEDIMMUNE, INC.
                                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

          ---------------------------------------------------------

          Product Sales (In  Millions)          2001           2000
                                                ----           ----

          Synagis                              $30.0          $31.6

          CytoGam                                8.7            9.0

          Ethyol                                (0.4)           5.0

          Other Products                         1.7            1.6
                                               -----          -----
          TOTAL                                $40.0          $47.2
                                               =====          =====

Product  sales were $40.0 million in third  quarter  2001,  versus $47.2  million in third  quarter  2000,  and were impacted by our accelerated  reacquisition of Ethyol domestic marketing rights from ALZA Corporation  (ALZA), as discussed below.  Domestic sales of
Synagis were  consistent with the prior year quarter and totaled $21.7 million for the third quarter of 2001 versus $22.0 million in the third quarter of 2000. Domestic sales during the third quarter generally  reflected  wholesaler stocking of Synagis inventory in advance of the  respiratory  synctial  virus ("RSV")  season.  Third quarter 2001 domestic  sales of Synagis  reflected a 3.6% price increase,  which took effect in the second quarter of 2001.  International  sales of Synagis decreased to $8.3 million for the third quarter of 2001 from $9.6 million in the third quarter of 2000, as the number of units  shipped to Abbott  International  ("Abbott")
for the 2001 quarter were 50% below those of the 2000  quarter.  We believe the decrease in unit sales was  primarily  reflective of reductions in inventory  stocking levels of Abbott,  our exclusive  distributor of Synagis outside of the United States,  and is not necessarily  reflective of product  demand by end-users.  The decrease in unit sales was offset by an increase in the per unit sales price  recognized upon delivery of product to Abbott under the terms of the  distribution  agreement.  The terms of the distribution agreement  mandated an increase in the  transfer  price which  effectively  requires  the entire  purchase  price to be payable upon delivery of product to Abbott.  Previously,  the Company invoiced Abbott and recognized  revenue on sales to Abbott when Synagis was delivered based on a transfer price, which  approximated 60 percent of the ultimate revenue value to the Company.  Following the end of each quarter,  Abbott remitted to the Company a report detailing  end-user sales for the quarter along with an additional  amount due in excess of the transfer price. The Company recognized revenue for the additional amount due in excess of the transfer price at that time.

Our sales of CytoGam were flat for the third  quarter of 2001 as compared to the third quarter of 2000.  The 2001 quarter  reflected primarily decreases in domestic and international unit sales of 8% and 59%,  respectively,  partially offset by an 8% domestic price increase which took effect in the second  quarter of 2001 and a decrease in Medicaid  rebates.  International  sales of CytoGam have typically  accounted for less than 15 percent of all CytoGam sales.  We believe that a portion of the CytoGam sales that occurred in the prior year  quarter  were the result of product  substitution  occurring  because of the  worldwide  shortage of  standard  IVIG products. In late 2000, the supply of standard IVIG products increased,  and certain Medicaid agencies began to limit or discontinue reimbursement of CytoGam as a substitute for IVIG. Thus,  CytoGam sales for the three-month period ended September 30, 2001 relating to product  substitution  have decreased  significantly.  We expect that the future use of CytoGam as a substitute for standard IVIG products will be limited.

We incurred  net  returns of Ethyol of $0.4  million in the third  quarter of 2001 due to our early  assumption  of Ethyol  domestic marketing rights from ALZA. Those marketing rights were originally  scheduled to revert to us in April 2002.  However,  in September
2001,  we reached an  agreement  with ALZA to  accelerate  to October 1, 2001 the  transfer  to us of Ethyol  marketing  rights.  In anticipation of that transfer, we ceased sales of Ethyol to ALZA during the quarter, and purchased ALZA's remaining Ethyol inventory as of September 30, 2001 at its original  purchase  price,  which was recorded as a reduction of product sales in the amount of $2.3 million.  Third quarter 2000 product sales of Ethyol to ALZA were $3.1 million.  Beginning  October 1, 2001, the Company will record all revenues from domestic sales of Ethyol and, beginning April 1, 2002, will pay ALZA a declining royalty for nine years thereafter based on sales of Ethyol in the United  States.  International  sales of Ethyol for the 2001 third  quarter  were $1.9  million  and remained consistent with third quarter 2000 sales levels.

Other product sales in the third quarter of 2001 were  comparable  to the third  quarter of 2000.  Sales of other  products  include primarily sales of NeuTrexin,  RespiGam,  and by-products that result from the CytoGam manufacturing  process. Also included in 2000 other product sales were sales of Hexalen. In November 2000, we sold our Hexalen business to MGI Pharma.

Other  revenues for third  quarter  2001 were $7.4  million  compared to $14.3  million for third  quarter  2000, a decrease of $6.9 million.  Third quarter 2000 other revenues included $7.5 million related to the license agreement signed with GlaxoSmithKline (GSK)
for the Company's Streptococcus  pneumoniae vaccine technology.  Included in other revenues in both periods were revenues recognized in accordance with the adoption of Securities and Exchange  Commission Staff Accounting Bulletin No. 101 (SAB 101) effective January
1, 2000. The SAB requires that revenue received in conjunction with up-front or milestone  payments be recognized over the remaining performance period under the contract as those contractual obligations are fulfilled.  Accordingly,  other revenues in both the 2001 and 2000 periods included revenues related to up-front fees and milestone  payments received prior to 2000. We recognized revenue of
$5.6 million for the third  quarter of 2001 versus $4.2  million for the third  quarter of 2000 under the  requirements  of SAB 101.
Other revenue for the 2001 quarter also included  amounts relating to the sale of our Hexalen  business,  and funding earned under a collaborative  agreement with GSK for HPV vaccine development.  Other revenue in the 2000 quarter also included funding earned under the  collaborative  HPV agreement with GSK and royalty income due from ALZA in accordance with the terms of the Ethyol  distribution agreement.

Cost of sales  increased 4% for the third quarter of 2001 to $16.3 million  versus $15.8 million in 2000.  Gross margins were 59% in third quarter 2001, as compared to 67% for the third quarter of 2000. Gross margins in the 2001 quarter were affected by a change in the  product mix as well as an  increase  in  overhead  costs  absorbed  into  CytoGam  inventory,  since the plasma  portion of our manufacturing  facility was approved for use by the FDA in December  2000.  Prior to the FDA  approval,  these  overhead  costs were recorded as other operating expenses.  In addition, in the 2001 quarter we recorded a charge for certain inventories produced at our manufacturing  facility in Nijmegen,  the Netherlands.  The impact of these events on quarterly margins were magnified because third quarter sales are not significant due to the seasonal nature of Synagis sales.  Gross margins on a year-to-date basis are consistent with our  expectations.  We believe  gross  margins will continue to vary from quarter to quarter based on variations in our product mix. In addition, we expect that on an annual basis for 2001, gross margins will modestly improve from 2000 levels.

Research,  development and clinical spending for the third quarter  increased 43% over the prior year comparable  quarter from $14.8 million in 2000 to $21.2 million in 2001, primarily due to higher expenditures on clinical trials. We are currently progressing with multiple trials for our products,  including a post-marketing  trial of Synagis in infants with congenital heart disease,  a Phase I trial with adults using a liquid  formulation of Synagis,  three Phase II and one Phase I human  papillomavirus  vaccine trials, one
Phase I trial and three  Phase II trials for use of  MEDI-507  in  psoriasis  patients,  two Phase II trials for our  urinary  tract infection (UTI) vaccine, and one Phase II and two Phase I Vitaxin trials. We expect clinical spending levels to continue to increase in the coming  quarters as we continue  to move our product  candidates  into the clinic and expand the number of trials for certain products already in the clinic.

Selling,  general and administrative  (SG&A) expense was $44.2 million in 2001 versus $24.1 million in 2000, an increase of 84%.
The increase in SG&A expense in the 2001 third quarter was primarily  attributable to expenses  relating to the early assumption of Ethyol domestic marketing rights from ALZA. We recorded $13.4 million in termination fees relating to our agreement with ALZA. In addition,  we incurred  approximately  $2.0  million in increased  salary and related  expenses  during the quarter  relating to the expansion of the Ethyol sales force and increased  marketing expenses to relaunch Ethyol.  Also contributing to the increase for the quarter were salary and related costs for the Synagis  pediatric sales force,  which we began to build in the third quarter of 2000, and costs for expansion of Synagis  marketing  programs.  These increases were mitigated by a reduction in our legal expenses during the 2001 quarter, as several legal matters outstanding in the third quarter of 2000 were resolved by 2001.

Other operating expenses,  which include manufacturing  start-up and other manufacturing  related costs,  decreased in third quarter
2001 to $2.1 million from $2.8 million in third quarter 2000. The decrease  occurred  primarily  because more CytoGam  manufacturing overhead costs are now allocated to product  manufactured at FMC. In December 2000, the FDA granted approval for an amendment to the
Biologic License  Application for CytoGam to allow for a portion of the production of CytoGam at the Company's  Frederick  facility.
Currently,  the plasma production section of the Frederick facility has excess capacity, which results in charges to other operating expense.  These charges are expected to continue for the foreseeable  future until the plasma production  section of the facility is fully utilized for its intended purpose.

Interest  income  increased  18% to $9.2 million for third  quarter 2001 from $7.8 million in the 2000 quarter as a result of higher cash balances  available  for  investment,  partially  offset by a decrease in interest  rates,  which lowered the yield on our 2001 investment portfolio.

We recorded an income tax benefit of $8.4 million in third  quarter  2001,  resulting in an effective tax rate of 37.1% for the nine months ended September 30, 2001. This compares to tax expense of $3.3 million  recorded for the third quarter of 2000,  resulting in an effective tax rate of 32.7% for the nine months ended  September  30, 2000.  The variation in the effective tax rate for the 2001 quarter versus the 2000 quarter resulted from  differences in the amount of credits taken for research and development  expenditures and credits earned for orphan drug status of certain research and development activities.  These credits will vary from year to year depending on the activities of the Company. In addition, our statutory tax rate for the State of Maryland changed as a result of new tax legislation  which became  effective in the third quarter of 2001. The change in legislation will ultimately lower our statutory tax rates.  However, in accordance with the rate change, we were required to reduce our deferred tax assets to value them at the new rate, which resulted in a charge to tax expense in the quarter. We expect that our new statutory tax rate for future periods will be
37.0% as compared to our prior  statutory  tax rate of 38.6%.  We also expect that our  full-year  effective tax rate in 2001 and in future periods will approximate our statutory rate.

We incurred a net loss for the third quarter of 2001 of $19.0 million, or $0.09 per share, versus net earnings for the third quarter of 2000 of $8.4 million,  or $0.04 basic and diluted earnings per share. Shares used in computing net loss per share for the quarter ended  September  30,  2001 were 213.9 and shares used for  computing  basic and diluted  earnings  per share for the quarter  ended
September 30, 2000 were 210.2 million and 221.8 million shares, respectively.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

          -------------------------------------------------------------
          Product sales (in millions)          2001                2000
                                               ----                ----

          Synagis                            $266.5              $215.2

          CytoGam                              24.2                28.6

          Ethyol                                6.0                16.4

          Other Products                        6.8                 8.2
                                             ------              ------
          TOTAL                              $303.5              $268.4
                                             ======              ======

Product sales grew 13% to $303.5  million in the nine months ended  September 30, 2001 from $268.4  million in the  comparable  2000 period, primarily driven by higher sales of Synagis, and were impacted by our accelerated reacquisition of Ethyol domestic marketing rights from ALZA.  Synagis sales  increased 24% from $215.2 million in the nine months ended September 30, 2000 to $266.5 million in the nine months ended September 30, 2001, which reflected growth in domestic unit sales and a 3.6% domestic price increase which was effective in June 2001.  Domestic unit sales  increased 19% for the nine months ended September 30, 2001 over the 2000 period due to increased demand for the product.  Our international  sales of Synagis increased to $25.1 million in 2001 from $16.7 million in 2000 primarily  due to an increase in the per unit sales price  recognized as revenue upon delivery of product to Abbott as stipulated in our distribution agreement. Units shipped to Abbott for the nine months of 2001 were comparable to units shipped for the nine months of 2000.

CytoGam sales for the nine months ended  September 30, 2001 declined 15% from the comparable  2000 period,  principally  due to flat international  sales and a decrease in domestic unit sales of 28%. The decrease in domestic unit sales was partially offset by an 8%
domestic  price  increase  which took effect in the second  quarter of 2001 and a decrease in Medicaid  rebates.  We believe  that a portion of the  CytoGam  sales that  occurred  in the prior year were the result of product  substitution  occurring  because of the worldwide  shortage of standard IVIG products.  During 2000, the supply of standard IVIG products  increased,  and certain  Medicaid agencies began to limit or discontinue  reimbursement  of CytoGam as a substitute for IVIG.  Thus,  CytoGam sales for the nine month period ended September 30, 2001 relating to product substitution decreased  significantly.  We expect that the future use of CytoGam as a substitute for standard IVIG products will be limited.

Sales of Ethyol  in the nine  months  ended  September  30,  2001  were  impacted  by our early  assumption  of  domestic  marketing responsibility for Ethyol from ALZA. Additionally, we believe the domestic marketing focus on Ethyol throughout 2001 was impacted by the recent acquisition of ALZA by Johnson & Johnson. The transfer of marketing  responsibility from ALZA was originally to occur in April 2002.  However, in September 2001, we reached an agreement with ALZA to accelerate to October 1, 2001 the transfer to us of
Ethyol marketing rights.  In anticipation of that transfer,  we ceased sales of Ethyol to ALZA during the third quarter of 2001, and we purchased  ALZA's  remaining Ethyol inventory as of September 30, 2001, which was recorded as a reduction to product sales in the amount of $2.3 million. Beginning October 1, 2001, the Company will record all revenues from domestic sales of Ethyol and, beginning
April 1, 2002, will pay ALZA a declining  royalty for nine years thereafter  based on sales of Ethyol in the U.S. Our  international sales of Ethyol declined to $4.4 million during 2001 as compared to $5.0 million in 2000, as unit sales decreased 6%. We believe the decrease was primarily due to reductions in inventory stocking levels at our international distribution partners.

Sales of other products,  which included sales of NeuTrexin,  RespiGam,  and by-products that result from the CytoGam  manufacturing process,  decreased in the 2001 period by $1.4 million from the prior year period.  Also  included in 2000 other  product  sales are sales of Hexalen. We sold our Hexalen business to MGI Pharma in November 2000.

Other revenues in the nine months ended September 30, 2001 of $22.5 million consisted primarily of revenues recognized in accordance with the adoption of SAB 101. We  recognized  revenue of $14.4 million in the 2001 nine months versus $17.1 million in the 2000 nine months,  under the  requirements of SAB 101. Other revenue for the 2001 nine months also included  amounts for research funding from
GSK for development of an HPV vaccine,  amounts relating to the sale of Hexalen, and royalty income due from ALZA in accordance with the terms of the Ethyol  distribution  agreement.  Other revenues in the nine month period ended September 30, 2000 of $33.9 million also include $7.5 million  related to the license  agreement  signed with GSK for the  Company's  Streptococcus  pneumoniae  vaccine technology,  research  funding  from GSK for HPV,  and  royalty  income  due from ALZA in  accordance  with the terms of the  Ethyol distribution agreement.

Cost of sales for the 2001 nine months  increased 5% to $76.3 million from $72.8  million in the 2000 nine months,  due to increased sales volumes.  Gross margins for the nine month period ended September 30, 2001 were 75% versus 73% for the nine month period ended
September  30, 2000.  Gross  margins in 2001 were  principally  improved as a result of increased  sales of Synagis,  which has more favorable margins, as well as favorable manufacturing variances following implementation of an improved manufacturing process at the
FMC which increased Synagis yields. Margins in the 2000 nine months were also adversely affected by the write-off of certain Synagis inventory, as a result of a contamination in the manufacturing process at the FMC.

Research and development expenses of $61.6 million in the 2001 nine months increased 27% from $48.7 million in the 2000 nine months, primarily due to higher  expenditures on the Company's  clinical trials.  We are currently  progressing with multiple trials for our products,  including a post-marketing trial of Synagis in infants with congenital heart disease, a Phase I trial with adults using a liquid formulation of Synagis, three Phase II and one Phase I human papillomavirus vaccine trials, one Phase I trial and three Phase
II trials for use of MEDI-507 in psoriasis  patients,  two Phase II trials for our urinary tract  infection  (UTI) vaccine,  and one
Phase II and two Phase I Vitaxin  trials.  We expect  clinical  spending levels to continue to increase in the coming quarters as we continue to move our product candidates into the clinic and expand the number of trials for certain products already in the clinic.

Selling, general and administrative expenses were $128.2 million and $98.1 million for the 2001 and 2000 periods,  respectively,  an increase of 31%. As a percentage of product sales, SG&A expense increased to 42% in the 2001 period from 37% in the 2000 period.
The increase in SG&A  expenses in the 2001 period versus the 2000 period is reflective  of expenses  related to our  accelerated acquisition of Ethyol domestic  marketing  rights from ALZA. We recorded $13.4 million in termination fees relating to our agreement with ALZA. In addition,  we incurred increased salary and related expenses for the expansion of the Ethyol sales force and increased marketing expenses for the relaunch of Ethyol during the third quarter of 2001. SG&A expense also increased for wage and related expenses to establish  our pediatric  sales force in mid-year  2000, as well as costs for expanded  Synagis  marketing  programs and increased  co-promotion  expense to the Ross  Products  Division of Abbott Labs for the  promotion of Synagis in the United  States.
Co-promotion  expenses increase as net domestic Synagis sales increase.  Partially  offsetting this increase was a decrease in legal expenses from the 2000 period, as several legal matters outstanding in 2000 have since been resolved.

Other operating expenses,  which reflect manufacturing  start-up costs and other manufacturing related costs,  increased in the nine months ended  September  30, 2001 to $7.7 million from $5.8  million in the nine months ended  September  30, 2000.  The increase is mainly  attributable  to charges in the 2001 period of $1.3 million to record  certain  plasma  inventories  at their net realizable value.  This material was intended for the start-up  operations  of our  manufacturing  plant and was never  approved for use in the current  production  process.  In December 2000, the FDA granted approval for an amendment to the Biologic  License  Application for
CytoGam to allow for a portion of the production of CytoGam at our Frederick facility.  Currently,  the plasma production section of the Frederick  facility has excess  capacity,  which results in charges to other operating  expenses.  These charges are expected to continue for the foreseeable future until the plasma production section of the facility is fully utilized for its intended purpose.

We earned  interest  income of $28.4  million to date in the 2001  period,  versus  $20.9  million in the  comparable  2000  period, reflecting higher cash balances available for investment, partially offset by a decrease in interest rates which lowered the overall portfolio yield.

We recorded income tax expense of $29.8 million for the nine months ended September 30, 2001,  resulting in an effective tax rate of
37.1%.  This compares to tax expense of $31.9 million  recorded for the nine months ended September 30, 2000,  based on an effective tax rate of 32.7%.  The variation in the effective tax rate for the 2001 period versus the 2000 period resulted from  differences in the amount of credits taken for research and  development  activities and credits earned for orphan drug status of certain  research and development  activities.  These credits will vary from year to year depending on the activities of the Company. In addition, our statutory tax rate for the State of Maryland changed as a result of new tax legislation  which became effective in the third quarter of 2001. The change in legislation will ultimately lower our statutory tax rates.  However,  in accordance with the rate change,  we were  required to reduce our  deferred  tax assets to value them at the new rate,  which  resulted in a charge to tax expense in the third quarter of 2001. We expect that our new statutory tax rate for future periods will be 37.0% as compared to our prior statutory tax rate of 38.6%. We also expect that our full-year effective tax rate in 2001 and in future periods will approximate our statutory rate.

We  recorded a non-cash  charge to 2000  earnings  of $33.8  million,  net of tax,  or $0.16 on a diluted  per share  basis,  as the cumulative  effect of a change in accounting  principle for the  implementation  of SAB 101. The adjustment was applied to the first quarter of 2000 as required by the SAB and included  amounts  recognized as revenue prior to 2000. These amounts related to up-front payments or milestone payments which we received in prior years under arrangements for which performance  obligations related to the up-front or milestone  payments  had been met, but for which we were  contractually  obligated  to perform  additional  research and development  activities or other activities in future periods.  Generally accepted accounting  principles  previously required us to record the revenue from the up-front and milestone  payments as received,  when the  performance  obligations  associated with those payments had been fully met. However,  following the adoption of the SAB, generally accepted accounting  principles now require that we recognize the revenue received in conjunction with up-front or milestone payments over the remaining performance period under the contract as those obligations are fulfilled.

Earnings for the first three quarters of 2001 were $50.5 million,  compared to earnings for the first three quarters of 2000 (before the cumulative effect of a change in accounting principle of $33.8 million) of $65.5 million. Net earnings for the nine months ended
September 30, 2001 were $50.5  million,  or $0.24 basic and $0.23  diluted  earnings per share.  Shares used in computing  basic and diluted earnings per share were 213.1 million and 219.9 million,  respectively. Net earnings for the nine months ended September 30,
2000, which included the cumulative effect of a change in accounting principle, were $31.7 million, or $0.15 basic and $0.14 diluted earnings  per  share.  Shares  used in  computing  basic and  diluted  earnings  per share  were 208.4  million  and 220.3  million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and marketable securities at September 30, 2001 amounted to $655.3 million compared to $526.3 million at December 31, 2000.
Working  capital was $285.6  million at September 30, 2001 versus $536.3  million at December 31, 2000.  The decrease in our working capital  reflected our decision  during 2001 to invest a portion of our cash in longer term  investments,  which are not included in working  capital.  Net cash  provided by operating  activities  for the nine months  ended  September  30, 2001 was $114.3  million, reflecting net income for the period and decreases in accounts receivable,  offset by decreases in accrued expenses,  primarily as a result of payment of amounts due to Abbott for co-promotion of Synagis,  and decreases in royalties payable.  Outflows for investing activities for the nine months ended September 30, 2001 included capital  expenditures of $9.9 million,  increases in investments of
$179.6  million,  and $1.5 million for an investment in a  collaborative  partner.  During the nine months ended September 30, 2001, stock option exercises provided $18.7 million of cash, as compared to $69.6 million in the 2000 period.

The Company believes that its existing funds at September 30, 2001,  together with funds expected to be generated from product sales and investment income,  will provide sufficient  liquidity to meet the anticipated needs of our business for the foreseeable future, absent the occurrence of any unforeseen events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For  information  regarding the Company's  market risk exposure,  please refer to Part II, Item 7A.,  "Quantitative  and Qualitative
Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As of September 30,
2001, these risks have not changed significantly.

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
effectiveness and safety of our products; exposure to product liability, intellectual property or other types of litigation; foreign currency exchange rate fluctuations;  changes in generally accepted accounting principles;  growth in costs and expenses; the impact of acquisitions,  divestitures and other unusual items; and the risks,  uncertainties and other matters discussed  elsewhere in this quarterly report and in our periodic reports filed with the U.S.  Securities and Exchange  Commission.  MedImmune  cautions that RSV disease occurs primarily during the winter months;  MedImmune  believes its operating  results will reflect that seasonality for the foreseeable  future.  MedImmune is also developing  several products for potential future marketing.  There can be no assurance that such  development  efforts will  succeed,  that such  products  will receive  required  regulatory  clearance or that,  even if such regulatory  clearance were received,  such products would ultimately achieve commercial  success.  Unless otherwise  indicated,  the information  in this  quarterly  report is as of September 30, 2001.  This  quarterly  report will not be updated as a result of new information or future events.

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

On February 28, 1996, Ichthyol  Gesellschaft  Cordes,  Hermanni & Co. ("Ichthyol  Gesellschaft")  filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience,  Inc. (acquired in November 1999) on the grounds of trademark  infringement in respect of the use of the trademark "Ethyol" in Germany. The suit was dismissed on January 29, 1997 by the Regional Court of Hamburg at which time Ichthyol  Gesellschaft was given leave to appeal against the judgment  rendered in favor of U. S. Bioscience. Ichthyol Gesellschaft filed an appeal, and a judgment was rendered in favor of U.S. Bioscience in the appellate proceedings.  In January 1999, Ichthyol Gesellschaft filed an appeal on points of law with the Federal Court of Justice, and in June
1999,  Ichthyol  Gesellschaft  filed the  grounds  for the appeal on points of law. In October  1999,  the Federal  Court of Justice
accepted  Ichthyol  Gesellschaft's  appeal and a hearing was conducted in May,  2001. As a result of the hearing,  the case has been remitted to the appellate court for a hearing and decision on points of law. The hearing date has not yet been scheduled.

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

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of  Matters to a Vote of Security Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits and reports on Form 8-K

                  (a)      Exhibits:
                  10.129 Amendment No. 3 to Distribution and Marketing Collaboration Agreement between MedImmune Oncology, Inc. and
                  ALZA Corporation.

                  (b)      Reports on Form 8-K:

                  Report Date               Event Reported
                  -----------               --------------
                  9/11/01                   MedImmune Accelerates Reacquisition of U.S. Rights to Ethyol From ALZA

                                                              SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MEDIMMUNE, INC.
                                            (Registrant)

                                            /s/: Gregory S. Patrick
Date: November 14, 2001                     Gregory S. Patrick
                                            Senior Vice President and Chief Financial Officer