Form 10-Q/A
period 2001-06-30
MEDIMMUNE INC /DE
filed 2001-12-14
CIK 873591

------------------------------------------------------------------------------------------------------------------------------------

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        WASHINGTON, D. C. 20549

                                                              FORM 10-Q/A

                                                     Amendment No. 1 to Form 10-Q

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

                                                               EXPLANATORY NOTE

This quarterly report on Form 10-Q/A for the quarterly period ended June 30, 2001 is being filed solely to amend the list of exhibits included in Item 6 therein and to re-file a new version of Exhibit 10.128.  Exhibit 10.128 was previously and is hereby filed pursuant to a confidential treatment request filed with the Securities and Exchange Commission.  The Form 10-Q/A constitutes
Amendment No. 1 to MedImmune, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

                                                                MEDIMMUNE, INC.
                                                                    PART II
                                                               OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                  10.128   Supply Transfer Agreement between Immunex Corporation and MedImmune, Inc.*

                  (b)      Reports on Form 8-K:

                  Report Date             Event Reported
                  -----------             --------------
                  5/22/01                 Letter to MedImmune Stockholders

* Confidential treatment has been requested.  The copy filed as an exhibit omits the information subject to the confidentiality request.  Such information has been filed separately with the Securities and Exchange Commission.

                                                              SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MEDIMMUNE, INC.
                                            (Registrant)

                                            /s/: Gregory S. Patrick
Date: December 14, 2001                     Gregory S. Patrick
                                            Senior Vice President and Chief Financial Officer