Form 10-Q/A
period 2001-09-30
MEDIMMUNE INC /DE
filed 2001-12-14
CIK 873591

---------------------------------------------------------------------------------------------------------------------------------------

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

                                                                EXPLANATORY NOTE

This quarterly report on Form 10-Q/A for the quarterly period ended September 30, 2001 is being filed solely to amend the list of exhibits included in Item 6 therein and to re-file a new version of Exhibit 10.129.  Exhibit 10.129 was previously and is hereby filed pursuant to a confidential treatment request filed with the Securities and Exchange Commission.  The Form 10-Q/A constitutes
Amendment No. 1 to MedImmune, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

                                                                 MEDIMMUNE, INC.

                                                                    PART II
                                                               OTHER INFORMATION

Item 6.           Exhibits and reports on Form 8-K

                  (a)      Exhibits:

                  10.129  Amendment  No. 3 to  Distribution  and Marketing  Collaboration  Agreement  between  MedImmune  Oncology,
                  Inc. and ALZA Corporation.*

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