Form 10-K
period 2001-12-31
MEDIMMUNE INC /DE
filed 2002-03-29
CIK 873591

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        WASHINGTON, D. C. 20549

                                                               FORM 10-K
                                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                  THE SECURITIES EXCHANGE ACT OF 1934
                                              For the fiscal year ended December 31, 2001
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

Aggregate market value of the 248,493,923 shares of voting stock held by non-affiliates of the registrant based on the closing price on March 14, 2002 was $10,449,169,462.  Common Stock outstanding as of March 14, 2002: 249,915,151 shares.

                                                 Documents Incorporated by Reference:

                                                      Document Part of Form 10-K
                                                      -------- -----------------
Proxy Statement for the Annual Meeting                                                         Part III
of Stockholders to be held May 23, 2002.

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
                                                           TABLE OF CONTENTS
PART I                                                                                                         PAGE

PART II
Item 5.           Market for MedImmune, Inc.'s Common Stock and Related
                  Shareholder Matters............................................................................45
Item 6.           Selected Financial Data........................................................................46
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................48
Item 7A.          Quantitative and Qualitative Disclosures about Market

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure............................................................96

PART III
Item 10.          Directors and Executive Officers of MedImmune, Inc.............................................96
Item 11.          Executive Compensation.........................................................................96
Item 12.          Security Ownership Certain Beneficial Owners and
                  Management.....................................................................................96
Item 13.          Certain Relationships and Related Transactions.................................................96

PART IV
ITEM 14.          Exhibits, Financial Statement Schedule, and

Exhibits (Attached to this Report on Form 10-K)

Synagis,  CytoGam, Ethyol, RespiGam, and NeuTrexin are registered trademarks of the Company. Numax and Vitaxin are trademarks of the
Company. FluMist is a trademark of Aviron, a wholly owned subsidiary of MedImmune, Inc.

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
Among the factors  that could cause  actual  results to differ  materially  are:  seasonal  demand for and  continued  supply of the
Company's  principal  product,  Synagis;  whether FluMist receives  clearance by the Food and Drug  Administration  and, if it does, whether it will be  successfully  launched;  availability  of  competitive  products  in the  market;  availability  of  third-party reimbursement for the cost of our products;  effectiveness and safety of our products;  exposure to product liability,  intellectual property or other types of  litigation;  foreign  currency  exchange rate  fluctuations;  changes in generally  accepted  accounting principles;  growth in costs and  expenses;  the  impact of  acquisitions,  divestitures  and other  unusual  items;  and the risks, uncertainties  and other matters  discussed below under "Risk Factors" and elsewhere in this annual report and in our other periodic reports filed with the U.S.  Securities and Exchange  Commission.  MedImmune  cautions that RSV disease occurs  primarily during the winter months;  MedImmune believes its operating results will reflect that seasonality for the foreseeable future. MedImmune is also developing  several products  (including  FluMist) for potential future  marketing.  There can be no assurance that such development efforts will succeed,  that such products will receive required regulatory clearance or that, even if such regulatory clearance were received,  such products would ultimately achieve commercial  success.  Unless otherwise  indicated,  the information in this annual report is as of December 31, 2001. This annual report will not be updated as a result of new information or future events.
                                                    ------------------------------

                                                           EXPLANATORY NOTE

Effective January 10, 2002, MedImmune,  Inc. acquired Aviron through a stock-for-stock exchange offer and merger transaction that is being accounted for as a purchase. Aviron is a biopharmaceutical company focused on prevention of disease through innovative vaccine technologies.  Aviron's  lead product  candidate is FluMist,  a live,  attenuated  virus  vaccine  delivered as a nasal mist for the prevention of influenza.  A Biologic  License  Application  relating to FluMist is currently  pending before the U. S. Food and Drug
Administration.

The  textual  portion of this Annual  Report on Form 10-K (i.e.,  Items 1 through  7A) gives  effect to the Aviron  acquisition  and describes the operations of Aviron as part of MedImmune's business. However, since the acquisition did not occur until January 2002,
MedImmune's  Financial Statements and Supplementary Data as of and for the three years ended December 31, 2001 included in Item 8 of this Annual Report only reflect the Aviron acquisition in Note 21 thereof entitled "Subsequent Event (unaudited)."

                                                    ------------------------------

PART I Item 1. Business

MedImmune,  Inc. (together with its subsidiaries,  "MedImmune" or "the Company") was founded in 1988 and is a biotechnology  company headquartered in Gaithersburg,  Maryland with five products on the market and a diverse product pipeline.  The Company is focused on using  advances in immunology  and other  biological  sciences to develop  important new products that address  significantly  unmet medical needs in areas of infectious  disease and immune  regulation.  The Company also focuses on oncology through its wholly owned subsidiary, MedImmune Oncology, Inc.

On December 3, 2001,  MedImmune announced it had entered into a definitive agreement to acquire Aviron, a biotech company located in
Mountain View, California.  The acquisition was completed in January 2002, at which point Aviron became a wholly owned subsidiary of the Company ("Aviron").

In 1998, the Company  launched  Synagis  (palivizumab)  in the United States for preventing  respiratory  syncytial virus ("RSV") in high-risk  pediatric  patients.  Synagis was the first  monoclonal  antibody  approved for an  infectious  disease and has become an important new pediatric  product for the prevention of RSV, the leading cause of viral  pneumonia and  bronchiolitis  in infants and children.

The Company also markets CytoGam  (cytomegalovirus  immune globulin intravenous (human)) and RespiGam  (respiratory  syncytial virus immune  globulin  intravenous  (human)).  Through  MedImmune  Oncology's  sales and  marketing  group,  the Company  markets  Ethyol
(amifostine) and NeuTrexin (trimetrexate  glucuronate for injection).  The Company owns or leases five manufacturing  facilities:  a multi-use biologics facility in Frederick,  Maryland; a fill and finish facility in Nijmegen, the Netherlands; a pilot manufacturing facility at its headquarters in Gaithersburg,  Maryland;  a filling and packaging plant in  Philadelphia,  Pennsylvania;  and a bulk supply facility in Speke, England.

Products on the Market

Synagis

Synagis is a humanized monoclonal antibody approved for marketing in June 1998 by the U.S. Food and Drug Administration  ("FDA") for
the prevention of serious lower respiratory tract disease caused by RSV in pediatric  patients at high risk of RSV disease.  Synagis is administered by intramuscular  injection at 15 mg/kg and is given once per month during anticipated  periods of RSV prevalence in the community. In the Northern Hemisphere, the RSV season typically commences in October and lasts through April or May.

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

There are approximately 325,000 infants at high risk of acquiring severe RSV disease born annually in the United States. The pivotal clinical trial for Synagis showed a 55-percent  reduction in RSV  hospitalizations  among  high-risk  pediatric  patients  receiving
Synagis versus those patients receiving placebo.  Synagis was safe and generally well tolerated,  and the proportions of subjects in the placebo and Synagis groups who experienced any adverse event or any serious adverse event were similar.

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

In 2001, the Company reported sales of $516 million of Synagis to wholesalers and distributors. In general, the Company expects most of its Synagis sales to occur in the fourth and first  quarters of the year because of the  seasonality of RSV in the United States.
Since most of the product is expected to be sold in the Northern Hemisphere, the Company expects this seasonality to continue in the foreseeable future.

The Company believes that Synagis was broadly  reimbursed by third-party payors in the United States during the 2000-2001 RSV season and the first part of the  2001-2002  RSV season.  There can be no assurance  that  third-party  payors will not attempt to restrict reimbursement guidelines of Synagis in the remainder of the 2001-2002 RSV season or in future RSV seasons.

Outside the United States,  the International  Division of Abbott  Laboratories has the exclusive right to distribute  Synagis.  The
Company manufactures and sells Synagis to Abbott for sales outside the United States. As of February 1, 2002, the Company and Abbott
had  submitted  regulatory  applications  requesting  approval to market  Synagis in 58 countries  outside the United States and had received approval in the 46 countries listed here: Argentina,  Austria, Australia,  Bahrain, Belgium, Brazil, Chile, Colombia, Costa
Rica, Czech Republic,  Denmark, El Salvador,  Finland, France, Germany, Greece,  Guatemala,  Honduras, Hong Kong, Hungary,  Iceland,
Ireland, Israel, Italy, Japan, Jordan, Kuwait, Luxembourg,  Malaysia, Mexico, Netherlands,  New Zealand, Nicaragua,  Norway, Poland,
Portugal, Saudi Arabia,  Singapore,  South Africa, Spain, Sweden,  Switzerland,  Turkey, United Kingdom,  Uruguay, and Venezuela. On
January 17, 2002,  Synagis was  approved by the Japanese  Ministry of Health,  Labor,  and Welfare.  Net revenue to the Company from
Abbott recorded as product sales in 2001 for sales of Synagis outside of the United States was $37 million.

The Company has established a manufacturing  alliance with German-based  Boehringer Ingelheim Pharma KG ("BI") to supplement its own capacity to manufacture  Synagis.  In September 1998, the FDA approved the Company's  supplement to its Biologic License Application
("BLA")  allowing  the Company to import and sell in the United  States  product  from the BI facility.  In December  1999,  the FDA approved the Company's own 91,000 square foot manufacturing  facility in Frederick,  Maryland ("Frederick  Manufacturing  Center" or
"FMC"). This approval allowed the Company to begin distributing Synagis manufactured at this facility. In 2001, the Company received additional  approval from the FDA to begin marketing Synagis  manufactured  using a fermentation  improvement,  called the "Enhanced
Yield Process" (EYP),  which improves  Synagis  fermentation  yields by over 300 percent.  Even with these yield  improvements,  the
Company will continue to rely upon BI for a portion of worldwide  Synagis  production  for at least the next few years.  BI produces
Synagis in large lot sizes relative to overall product supply; there can be no assurance that failure of one or more lots of Synagis will not adversely impact the Company's supply of product and/or market perception. Additionally, because Synagis costs are affected by changes in foreign exchange rates and production yields, there can be no assurance that Synagis will continue to be economical to purchase from BI. Further, there can be no assurance that product supply will be properly matched with demand.

The Company is continuing to evaluate  Synagis in  post-marketing  clinical  trials.  In 2001,  the Company  announced  that patient enrollment was complete in a multi-year  Phase 3 safety and efficacy study in children under two years of age with congenital  heart disease  ("CHD") and in a multi-year  Phase 4 safety study in children with cystic  fibrosis.  On October 31, 2001, the  Cooperative
Antiviral  Studies Group ("CASG") at the National  Institutes of Health ("NIH")  informed the Company that it had  discontinued  its
Phase 3 study with Synagis in bone marrow transplant recipients due to a failure to accrue patients in a timely manner. There can be no assurance that data from these clinical  trials will  establish the safety or efficacy of Synagis in these  populations,  or that results from these trials will not adversely affect perceptions of Synagis in the marketplace.

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

The Company intends to continue to explore  opportunities to expand its franchise in the RSV marketplace,  including the development of a third-generation injectable antibody, Numax, which may one day replace Synagis in the marketplace for the treatment of RSV. The
Company has identified the top three Numax candidates, and is currently evaluating them in animal models to determine which molecule to take into clinical evaluation.

Ethyol

Ethyol is an  intravenous  organic  thiophosphate  cytoprotective  agent  indicated for the reduction of cumulative  renal  toxicity associated  with  repeated  administration  of cisplatin in patients  with  advanced  ovarian  cancer or non-small  cell lung cancer
("NSCLC").  It is also  indicated  for the  reduction  of the  incidence of  moderate-to-severe  xerostomia  in patients  undergoing post-operative  radiation treatment for head and neck cancer, where the radiation port includes a substantial portion of the parotid glands.  Xerostomia (chronic dry mouth) is caused by a reduction of salivary function.  It is a frequent and debilitating  condition associated  with radiation to the head and neck region.  Patients with  xerostomia are at increased risk of oral  infection,  dental cavities and loss of teeth and often have difficulty chewing,  swallowing,  and speaking.  According to the American Cancer Society, approximately  40,000  cases of head and neck cancer are  diagnosed  each year in the United  States.  Radiation  therapy,  often in conjunction with surgery and/or chemotherapy, is standard treatment for head and neck cancer.

Ethyol was initially approved by the FDA in 1995 for the ovarian cancer indication.  In 1996, the FDA approved MedImmune  Oncology's supplemental new drug application under the Accelerated Approval  Regulations to include treatment of patients with NSCLC.  Products approved under the Accelerated  Approval  Regulations  require further adequate and  well-controlled  studies to verify and describe clinical benefit. In 2001, the Company completed a clinical trial that it anticipates may fulfill this requirement. In the event the clinical trial fails to verify the benefit of Ethyol for the NSCLC indication,  the FDA may, under certain  circumstances,  withdraw approval of this indication. In 1999, the FDA approved Ethyol's use in head and neck cancer patients.

In 2001, the Company  reacquired  the U.S.  marketing  rights to Ethyol from ALZA  Corporation  ("ALZA").  The rights to Ethyol were originally  scheduled  to return to the  Company on April 1, 2002,  pursuant  to the 1995  co-promotion  agreement  between  the two companies  whereby  ALZA was  responsible  for sales and  marketing  of the product in the United  States.  Due to a shift in ALZA's priorities  following its acquisition by Johnson & Johnson in early 2001, the Company believed it was in the product's best interest for the Company to regain  full  commercial  control as soon as  possible.  As part of the  accelerated  reacquisition,  the Company recognized  approximately  $20 million of incremental  expenses in the third quarter of 2001 and began recording 100 percent of U.S.
sales on October 1, 2001. In  accordance  with the original  agreement,  the Company will pay ALZA a gradually  diminishing  royalty beginning April 1, 2002 and expiring in 2011. Net U.S. sales of Ethyol recognized by the Company in 2001 were $14 million.

Ethyol has been  approved in 60 countries  worldwide.  Outside the United  States,  Ethyol is primarily  marketed by  affiliates  of
Schering-Plough Corporation ("Schering" or "Scherico").  Schering purchases Ethyol from the Company at a price based on a percentage of the net sales price of Ethyol in Germany, the United Kingdom, Spain, Italy and France.  Schering's exclusive rights to market the product in the European Union ("EU") will continue  through December 31, 2003. At the end of the exclusive  period,  the Company can choose to co-promote Ethyol with Scherico for an additional two years, after which the rights revert back to the Company in exchange for future royalties.  The Company has various other distribution and marketing arrangements for Ethyol outside the U.S. and the EU, primarily with affiliates of Schering. In 2001, net revenues of Ethyol to the Company (recorded as product sales) from sales outside the United States were $6 million.

The Company is continuing to evaluate Ethyol in its approved indications through  post-marketing  clinical trials. In November 2001, investigators presented data from a Phase 2 study with subcutaneous Ethyol suggesting that subcutaneous administration of Ethyol may provide comparable protective effects against radiation therapy-induced xerostomia as intravenously administered Ethyol. The Company plans to expand the  applicability  and  usefulness of Ethyol to potential new  indications  by conducting  trials that evaluate its ability to reduce  mucositis in non-small cell lung cancer patients caused by radiation or  chemotherapy.  There can be no assurance that data from these clinical trials will establish the efficacy of Ethyol in these  populations,  or that results from these trials will not adversely affect the perception of Ethyol in the marketplace.

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

In December 2000, the Company received approval from the FDA for an amendment to the BLA for CytoGam allowing for the manufacture of a portion of the production process of CytoGam at the FMC. The Company will continue to rely on third-party manufacturers to fulfill the production  steps for which the Company does not have FDA approval.  Should any of the suppliers or  manufacturers  be unable to supply the Company with  product for any reason,  there can be no  assurances  that the Company  would be able to arrange  alternate production  capabilities  in a timely fashion or at all.  Further,  there can be no assurance that should such alternate  production capabilities be needed,  the Company would be able to obtain such capabilities for a comparable cost or without  continuing to incur its existing manufacturing operating costs.

The Company began marketing CytoGam in the U.S. through its own hospital-based sales force in 1993. Net sales of CytoGam in the U.S.
were $28 million in 2001, 13 percent below sales of $32 million in 2000. The variance  reflects a reduction in 2001 in the amount of
CytoGam used as a substitute for standard  intravenous  immune globulin (IVIG),  which had been in short supply in 2000. The Company believes  that,  currently,  there is not a shortage of standard IVIG and has no way to predict  future supply  shortages.  Somewhat offsetting the drop in substitution  usage,  CytoGam sales in 2001 reflect a modest increase in its approved,  core  transplantation business. The Company believes the United States marketplace for CMV drugs in transplantation is competitive and no assurance can be given that growth in the product's labeled indications will continue. CytoGam has been designated as an orphan drug for use in lung, liver, pancreas and heart and therefore has market exclusivity for these indications until 2005. The product's orphan drug status in the  United  States for use of  CytoGam  in kidney  transplants  expired in 1997.  There can be no  assurance  that  additional  CMV intravenous specialty immune globulin products will not be successfully commercialized by other companies.

Internationally,  CytoGam is approved for marketing and is currently  registered  for sale in  Argentina,  Canada,  Turkey and South
Korea.  The product is also  available on a named  patient basis in other  countries.  Additionally,  the Company is evaluating  the potential to expand distribution into countries in Europe and Mexico. Net sales of CytoGam outside the U.S. in 2001 were $4 million.

RespiGam

RespiGam,  an intravenous immune globulin enriched in neutralizing  antibodies against RSV, was approved by the FDA for marketing in the United States in January 1996.  RespiGam is indicated for the  prevention of serious RSV disease in children less than 24 months of age with BPD or a history of premature birth (i.e.,  born at 35 weeks or less gestation) and is administered by an  approximately four-hour intravenous  infusion.  RespiGam was the first product demonstrated to be safe and effective in reducing the incidence and duration of RSV hospitalization  and the severity of RSV illness in these high-risk infants.  The Company believes that RespiGam has largely been replaced by Synagis in the marketplace. In 2001, net sales of RespiGam were $4 million.

NeuTrexin

NeuTrexin is a lipid-soluble,  intravenously  administered  analog of methotrexate,  a commonly used anti-cancer  agent. In December
1993,  NeuTrexin was approved in the United States and Canada for use with concurrent  leucovorin  administration  as an alternative therapy for the treatment of  moderate-to-severe  Pneumocystis  carinii pneumonia ("PCP") in immunocompromised  patients,  including
patients  with  AIDS,   who  are   intolerant   of  or   refractory   to,   trimethoprim-sulfamethoxazole   therapy,   or  for  whom
trimethoprim-sulfamethoxazole is contraindicated. Due to the improvement in drugs to treat AIDS patients, worldwide use of NeuTrexin has steadily declined in recent years. In 2001, net sales of NeuTrexin were $4 million.

Hexalen

Hexalen is an oral synthetic cytotoxic  antineoplastic  chemotherapeutic agent cleared for marketing by the FDA in December 1990 for use as a single agent in the  palliative  treatment of patients with  persistent or recurrent  ovarian cancer  following  first-line therapy with cisplatin and/or  alkylating  agent-based  combination  chemotherapy.  In November 2000,  MedImmune  Oncology signed an agreement to sell to MGI Pharma ("MGI")  worldwide  rights to Hexalen and all related  assets and  technology.  MGI assumed  product responsibilities  early in 2001.  Under the terms of the agreement,  MGI will pay the Company $7.2 million in cash plus royalties on sales of Hexalen for ten years. The $7.2 million is being paid to the Company over 18 months, ending in March 2002.

Development-Stage Products

FluMist (Frozen)

FluMist was acquired by MedImmune as a part of the Company's acquisition of Aviron in January of 2002. FluMist is a live, attenuated vaccine  delivered as a nasal mist for the  prevention  of  influenza.  The BLA for FluMist was submitted to the FDA for approval on
October 31, 2000.  Aviron received a Complete Response Letter from the FDA on August 31, 2001, and filed its response to this letter on January 8, 2002. The Company is working to achieve approval of the product.  There can be no assurance that such approval will be received.

FluMist is based on live  cold-adapted  influenza  vaccine  technology  developed  by Dr. H.F.  Maassab.  It was  licensed  from the
University of Michigan and is being  developed  under a Cooperative  Research and  Development  Agreement  (CRADA) with the National
Institutes of Health (NIH).

FluMist has undergone,  and is currently  undergoing,  extensive  clinical trials to evaluate its usefulness as a vaccine to prevent influenza in a number of human  populations.  To date, more than 20,000 children and adults have received  FluMist.  In studies that have been published thus far,  FluMist has been shown to provide a high  protection rate against  influenza in healthy  children and adults.  In these  studies,  FluMist was shown to be generally  well  tolerated.  FluMist  recipients  were more likely than placebo recipients to report side effects, which were transitory in nature, such as sore throat, runny nose, and low-grade fever.

As a part of its response to the FDA's Complete  Response  Letter,  Aviron provided data from two large Phase 3 clinical trials with
FluMist. The first study was a multi-year trial, involving more than 9,000 children,  conducted by Aviron and the NIH. The trial was initiated in 1998 in Temple,  Texas and was funded by a $3.0 million  grant from the NIH awarded to the Baylor  College of Medicine.
The trial was  designed to evaluate  the impact of  vaccinating  preschool  and  school-age  children  with FluMist on the spread of influenza into the community as measured by the number of doctor visits for flu-related  illness as well as to examine the safety of
FluMist. The second Phase 3 trial completed in 2001 was one initiated by Kaiser Permanente in October 2000. In this trial, more than
9,700  participants,  age one to 17 years,  were enrolled  during the 2000-2001  influenza  season to compare the rates of different medically  attended events in the group receiving  FluMist versus the group receiving  placebo.  There can be no assurance that data from these clinical trials, or any future clinical trials, will establish the safety or efficacy of FluMist.

The manufacturing of FluMist involves three key processes, which since 1998, have been performed at three facilities owned or leased by the Company's  Aviron  subsidiary.  Each year,  after the FDA's annual  selection of the influenza  strains to be included in the subsequent season's vaccine, the master virus seeds are created for each of the selected vaccine strains for large scale production.
This first step is conducted at Aviron's Mountain View,  California  facility,  and generally takes  approximately four to 12 weeks.
Next,  these master virus seeds are  transferred to Aviron's  leased  facility in Speke,  England,  where they are used to make bulk quantities of the vaccine strains. The vaccine's diluent,  which is normal allantoic fluid ("NAF"), is also produced in bulk at this
U.K.  facility.  This process requires the use of specific  pathogen-free  hens' eggs. After an incubation  period, the bulk vaccine strains are carefully  harvested from the eggs, frozen and shipped to Aviron's leased Pennsylvania  facility.  Once in Pennsylvania, the frozen bulk vaccine strains and the frozen bulk NAF are thawed and blended into the trivalent  vaccine,  filled into nasal spray devices, labeled, and packaged. As of December 31, 2001, none of the existing manufacturing facilities involved in the production of
FluMist had been licensed by any regulatory agency and FluMist had not yet been manufactured at a sustained  commercial scale. There can be no assurance that these  facilities can achieve  licensure by the FDA or any other  regulatory  agency.  Nor can there be any assurances that if licensed, commercial scale production can be achieved or sustained.

In January 1999, Aviron signed a worldwide collaborative  agreement with Wyeth Lederle Vaccines for the development,  manufacturing, distribution,  marketing,  promotion,  and sale of FluMist.  Under this agreement,  Wyeth has exclusive  worldwide  rights to market
FluMist,  excluding Korea, Australia, New Zealand and some South Pacific countries. The two companies will co-promote FluMist in the
United  States.  Under the terms of the agreement,  Wyeth will  distribute  FluMist and record all product  sales.  The Company will receive  approximately 50 percent of FluMist  revenues,  paid to the Company in the form of product transfer payments and royalties.
These payments are higher in the U.S. than internationally.

The FDA has estimated that approximately 80 million doses of the current inactivated  influenza vaccine were manufactured for use in the U.S. for the  2000/2001  influenza  season.  According  to the U.S.  Centers for Disease  Control,  65 percent of the 35 million
Americans  over the age of 64 received the  influenza  vaccine shot during 1997,  up from less than 25 percent a few years  earlier.
Experts suggest that very few of the 75 million children in the United States under age 19 receive the influenza vaccine, even those at high risk for  complications.  Given  FluMist's ease of  administration,  the Company  believes this already large market has the potential to grow substantially larger, primarily through expansion in the pediatric and adolescent markets.

Cold Adapted Influenza Vaccine (Liquid Formulation)

The original formulation of FluMist requires freezer storage throughout distribution. Because many international markets do not have distribution channels well suited to the sale of frozen vaccines, Wyeth and Aviron are collaborating to develop a second generation, refrigerator stable, liquid trivalent cold adapted influenza vaccine (CAIV-T).

Currently,  there are a number of late-stage  clinical trials being  conducted to demonstrate the safety and efficacy of CAIV-T.  In
2001,  Wyeth completed a Phase 2 clinical trial of CAIV-T in more than 1,300 children in the southern  hemisphere to demonstrate the safety and immunogenicity of this formulation.

In addition, Wyeth is conducting several Phase 3 clinical trials with liquid CAIV-T:

o        a Pan-Asian efficacy trial enrolled more than 3,000 participants from 12 to 36 months of age. The primary endpoint is protection against culture-confirmed influenza.

o        a Pan-European pediatric day care efficacy trial enrolled more than 1,500 children in day care from 6 to 36 months of age.
         The primary endpoint is protection against culture-confirmed influenza.

o        an efficacy trial in healthy elderly over 60 years of age in South Africa.  The primary endpoint is protection against culture confirmed influenza.

There can be no assurance that data from these clinical trials, or any future clinical trials, will establish the safety or efficacy of CAIV-T.

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

In December  1997, the Company  entered into a strategic  alliance with  GlaxoSmithKline  ("GSK") to develop and  commercialize  the
Company's  HPV vaccine.  Under the terms of the  agreement,  GSK receives  exclusive  worldwide  rights to the Company's HPV vaccine technology and both companies will collaborate on research and development activities.  To date, the Company has received a total of
$39.5 million in up-front payments, an equity investment, and research funding from GSK. Pursuant to the agreement, the Company will continue to receive certain research funding,  milestone payments (if specified  development and sales goals are met), and royalties on any product sales. Total funding and payments to the Company, exclusive of royalties, could total over $85 million.

Under the terms of the agreement,  the Company  conducted Phase 1 and Phase 2 clinical trials,  manufactured  clinical  material for those studies and received funding from GSK for these activities.  GSK is responsible for the final  development of the product,  as well as regulatory, manufacturing, and marketing activities.

The Company's strategy for this vaccine  development relies on a virus-like particle ("VLP") technology for producing a structurally identical, non-infectious form of the virus. Scientists at the Company, in collaboration with a team at Georgetown University, first demonstrated the effectiveness of a VLP vaccine candidate using a dog model for papillomavirus infection.

In 2001, GSK and the Company completed enrollment in five clinical trials with this vaccine,  including a Phase 1 trial, three Phase
2 trials,  and a 3,000-person  epidemiology  trial. The Company hopes that data from these trials once completed and analyzed,  will help support the initiation of Phase 3 clinical testing.

No assurance can be given that the current clinical trials or any future clinical trials will be successful, or if successful, would lead to a continuation of the programs in the indications currently studied or at all.

Siplizumab (formerly known as MEDI-507)

Siplizumab is a humanized  monoclonal  antibody that binds to the CD2 antigen  receptor  found on T cells and natural  killer ("NK")
cells. Laboratory studies suggest that siplizumab primarily inhibits the response of T cells through its binding of the CD2 receptor while allowing other immune cells to respond normally to foreign antigens.  This suggested selectivity of T cell inhibition suggests that siplizumab may have potential utility in certain autoimmune diseases such as psoriasis and psoriatic  arthritis,  as well as in applications in the fields of transplant  medicine (e.g., as a treatment or prevention of  graft-versus-host  disease  ("GvHD")) and cancer (e.g., as a treatment for T cell lymphoma).

The Company's current lead development  program for siplizumab is in psoriasis.  In 2001,  MedImmune  completed  enrollment in three large Phase 2 trials: a randomized, double-blind, placebo-controlled, subcutaneous administration trial involving 420 patients at 44 sites in North America; a randomized, double-blind,  placebo-controlled,  intravenous administration trial involving 124 patients at approximately 25 sites in North America; and a randomized, double-blind, subcutaneous administration trial involving 121 patients at approximately 20 sites in Europe.

Data from MedImmune's Phase 1 program were presented in September 2001 at the European Society of Dermatology  Research meeting held in Stockholm,  Sweden, which built upon the preliminary data presented in San Francisco in June 2001 at the International  Psoriasis
Symposium and European Congress on Psoriasis. The updated data provided longer-term safety analysis for two trials using intravenous administration, as well as clinical data from a subcutaneously administered trial. Overall in these studies, siplizumab was found to be generally well  tolerated,  and was shown to improve  psoriatic  disease as measured by PASI  (Psoriasis Area and Severity Index)
score given  either  through  intravenous  or  subcutaneous  administration.  The  follow-up  of patients in the Phase 1 program was consistent  with the preliminary  safety and clinical  results,  and showed that  improvement in patients'  psoriasis  appears to be durable after completion of treatment at least through the initial three-month follow-up period in these trials.

Autoimmune diseases are of major medical importance worldwide and include common afflictions such as rheumatoid arthritis,  multiple sclerosis,  Crohn's disease,  psoriatic arthritis and psoriasis.  Psoriasis is a common chronic,  recurrent disease characterized by dry, scaling, red lesions on the skin. Approximately six million Americans have psoriasis with between 150,000 and 260,000 new cases reported each year.  There is no cure for psoriasis and the  treatments are often  inconvenient,  difficult to use, or have unwanted side effects.

Siplizumab  was  derived  from  BTI-322,  a  rat  monoclonal   antibody  the  Company  licensed  from   BioTransplant   Incorporated
("BioTransplant")  in 1995.  Under the terms of the agreement  with  BioTransplant,  the Company is  responsible  for all activities related to  commercialization.  BioTransplant will receive milestone payments at various stages of product development and royalties if the  product is  commercialized.  BioTransplant  has  retained  the right to use BTI-322  and/or  siplizumab  in its  proprietary
ImmunoCognance systems. BTI-322 is a registered trademark of BioTransplant.

No assurance can be given that the current clinical trials or any future clinical trials will be successful, or if successful, would lead to a continuation of the programs in the indications currently studied or at all.

Urinary Tract Infection Vaccine

The Company is developing a vaccine candidate to prevent urinary tract infections ("UTIs") caused by Escherichia coli ("E. coli"), a bacteria that causes 85 percent of all UTIs. UTIs are a significant  medical problem and one of the most common disorders  prompting medical attention in otherwise healthy women and children.  Retrospective data indicate that 40 percent of adult women in the United
States  experience at least one UTI sometime during their lifetime and more than 20 percent  experience  recurrent  infection.  UTIs result in more than 7 million  physician  and hospital  visits per year at an estimated  annual  healthcare  cost of greater than $1 billion.  Older  adults are also at risk with the  incidence  as high as 33 out of 100 people.  Currently,  there are no vaccines to prevent UTIs. Most  infections can be treated with  antibiotics;  however,  recurrence is common and emerging  antibiotic  resistant bacteria create an additional threat.

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

During 2001, the Company completed  enrollment in two Phase 2 clinical trials with its UTI vaccine: a 93-patient study in woman with recurrent  infection and a 305-patient  study in women at risk of initial  infection.  No assurance can be given that these clinical trials,  or any future  clinical  trials will be successful,  or if successful,  would lead to a continuation of the programs in the indications currently studied or at all.

Epstein Barr Virus Vaccine

The Company's Aviron  subsidiary is developing a subunit vaccine against the Epstein Barr virus ("EBV"),  a herpes virus that is the leading cause of infectious mononucleosis ("mono"). This vaccine is based upon the single surface antigen apparently responsible for most of the neutralizing  antibodies stimulated by a natural EBV infection.  In 1995, Aviron entered into a worldwide  collaboration with  GlaxoSmithKline,  excluding  Korea,  whereby GSK funds the development of the EBV vaccine in exchange for marketing  rights. A
Phase 1 clinical study  conducted by GSK in Europe showed that the vaccine was safe, well tolerated and showed evidence of an immune response in vaccine recipients. In 2001, GSK conducted a Phase 1/2 trial in Europe in healthy adults. No assurance can be given that this clinical  trial,  or any future  clinical  trials will be  successful,  or if successful,  would lead to a continuation  of the development program for the current indication, or at all.

Mononucleosis  affects most people.  Infection at a young age may cause mild symptoms,  but the most debilitating symptoms appear to take place when  infection  first occurs in adolescence  or young  adulthood.  Sore throat and swollen neck glands are followed by a period of fatigue and lethargy which can last for weeks or even months.  Many high school and college  students become infected with
EBV each year in the United States, of which half or more may develop mono. The disease usually runs its course without  significant medical  intervention;  however,  the long duration of mono can be a serious problem for high school and college students as well as workers.  No vaccine is currently  available for EBV. Mono affects an estimated 250,000 young adults in the United States and Europe annually. Studies of the U.S. population indicate that approximately 90 percent of adults have been infected with EBV.

Vitaxin

The Company is developing Vitaxin, an anti-angiogenic  monoclonal antibody product,  for potential use in both cancer and non-cancer indications. Angiogenesis is the growth of new blood vessels, which in many situations is a welcome biological activity. However, in certain diseases,  such as cancer and rheumatoid  arthritis,  angiogenesis is an undesired event that can enhance the progression of the disease. For example, certain solid tumors secrete growth factors that stimulate the angiogenic properties of endothelial cells.
These cells use a family of proteins  called  integrins  to adhere to the  surrounding  tissue,  allowing  the new blood  vessels to continue their growth toward the tumor.  Such new blood vessels are believed to supply the tumor nutrients and oxygen,  as well as a pathway for  metastasizing  to other  organs.  The Company  believes  that  Vitaxin may offer a way to block the growth of new blood vessels by binding to specific  integrins,  called alpha-v beta-3,  found on newly  sprouting blood vessels,  vascular smooth muscle cells, monocytes, macrophages, and osteoclasts.

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

During 2001, the Company initiated three important Phase 1 and Phase 1/2 trials in cancer and non-cancer indications.  In March, the
Company initiated a non-randomized,  open-label,  dose-escalating Phase 1 pharmacokinetic study in 24 patients with refractory solid tumors. In July, the Company initiated a Phase 1/2 open-label, single-center, dose escalation cancer study in up to 40 patients with advanced colorectal cancer.  Finally, in August, the Company announced that dosing had begun in a Phase 1 randomized,  double-blind, placebo-controlled,  dose  escalation  trial in patients with rheumatoid  arthritis,  being conducted at eight sites in the U.S. and
Canada.

In 2001, the Company also signed a research and development  agreement with Targesome,  Inc., a private  biotechnology  company,  to evaluate the potential of combining Vitaxin with Targesome's proprietary nanoparticle  technology.  The combination could generate a targeted  nanoparticle  capable of delivering a payload of a therapeutic  or imaging  agent for the  treatment  and/or  diagnosis of cancer. The goal is to create a new type of antibody therapy that could target the specific site on the endothelial cells expressing alpha-v  beta-3,  and deliver a cytotoxic  agent that may directly kill the new blood vessels and adjacent tumor cells. No assurance can be given that any future clinical trials will be successful,  or if successful,  would lead to a continuation of the programs in the indications currently studied or at all.

Numax

The Company intends to continue to expand its franchise in RSV prophylaxis by developing a  third-generation  anti-RSV  product that may be more potent than Synagis. Such a product may allow the Company to improve compliance,  efficacy and patent position,  thereby further protecting its position in the RSV marketplace. The Company developed several variants of Synagis in 2000 that were at least ten times more potent than Synagis in  microneutralization  studies. In 2001, the Company identified the top three Numax candidates, and is currently evaluating them in animal models to determine which molecule to take into clinical evaluation.

No assurance can be given that any preclinical  development or future clinical  trials will be successful,  or if successful,  would lead to a continuation of the programs in the indications currently anticipated or at all.

Anti-IL-9

MedImmune is attempting to develop therapeutics targeting IL-9 to prevent symptoms of asthma and other respiratory diseases. IL-9 is implicated in the pathogenesis of asthma and may contribute to other respiratory  disorders including chronic obstructive  pulmonary disease (COPD) and cystic  fibrosis.  Biopsies from  asthmatic  patients have shown an increase in expression of IL-9 as compared to healthy individuals.  Published findings,  highlighting the central role of IL-9 in asthma,  demonstrate its contribution to certain clinical features including bronchial  hyper-responsiveness,  mucin production and eosinophil  up-regulation in animal models and in patients.

In 2001, the Company entered into a research collaboration and a worldwide exclusive licensing agreement with Genaera Corporation to develop and commercialize antibodies or recombinant molecules targeting IL-9 and blocking interaction with its receptor. Pursuant to the agreement, the companies will collaborate on the creation of specific assays and respiratory disease models for use in assessing product  candidates  developed by MedImmune.  MedImmune will be responsible for development,  manufacturing,  clinical testing,  and marketing of any resulting product.

No assurance can be given that any preclinical  development or future clinical  trials will be successful,  or if successful,  would lead to a continuation of the programs in the indications currently anticipated or at all.

Anti-EphA2

During 2001, the Company licensed EphA2  technology from Purdue Research  Foundation.  EphA2 is a protein normally  expressed at low levels on most epithelial cells. However, when over-expressed,  EphA2 acts as a tumor-causing protein.  Preliminary studies indicate that it is the  over-expression  of EphA2 that subverts normal regulation of cell growth,  which then leads to tumor cell growth and metastases.  Further, these studies show that the introduction of an antibody targeting EphA2 may allow the restoration of this cell growth regulation or induce cell killing.

Under the agreement, MedImmune is responsible for developing,  manufacturing and commercializing therapeutics that target EphA2. Any such product will potentially be used to treat a variety of aggressive  tumors,  including breast,  colon,  prostate,  lung and skin cancers,  as well as to prevent  metastasis.  As a part of the agreement,  Purdue will receive certain  upfront  payments and future milestones and royalty payments on sales of any resulting products.

No assurance can be given that any preclinical  development or future clinical  trials will be successful,  or if successful,  would lead to a continuation of the programs in the indications currently anticipated or at all.

Other Products

The Company and its  subsidiaries  continue to work on feasibility  studies in a number of other areas,  including the evaluation of vaccines to prevent cytomegalovirus,  parainfluenza virus-3 and respiratory syncytial virus. Any of these programs could become more significant  to the Company over the next 12 months;  however,  there can be no assurance  that any of the new programs under review will generate viable product  opportunities.  The Company may choose to address new  opportunities  for future growth in a number of ways including,  but not limited to, internal discovery and development of new products,  in-licensing of products and technologies, and/or merger or acquisition of companies with products and/or technologies. Any of these activities may require substantial capital investment.

Products and Product Development Programs

The following table, sorted by stage of development, describes the Company's marketed and development-stage products.

MARKETED PRODUCTS

Synagis              Used to prevent RSV disease in pediatric patients at high risk of RSV disease

CytoGam              Used to prevent CMV disease associated with transplantation of kidney, lung, liver, pancreas and heart

Ethyol               A cytoprotective agent used to reduce: (1) the cumulative renal toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer or non-small cell lung cancer; and (2) the incidence of moderate-to-severe xerostomia in patients undergoing post-operative radiation treatment for head and neck cancer where the radiation port includes a substantial portion of the parotid glands

RespiGam             Used to prevent serious RSV disease in infants with prematurity or lung disease

NeuTrexin            Used with concurrent leucovorin as an alternative treatment of moderate-to-severe
                     Pneumocystis carinii pneumonia in immunocompromised patients who are intolerant of, or refractory to, trimethoprim-sulfamethoxazole therapy or for whom trimethoprim-sulfamethoxazole is contraindicated

REGULATORY REVIEW

FluMist (frozen)     A potential live, attenuated, cold-adapted influenza vaccine delivered by nasal mist

PHASE 4
-------
Synagis              Potential prophylactic against RSV disease in children under 2 years of age with cystic fibrosis

PHASE 3
-------

FluMist (Liquid)     A liquid formulation for a potential live, attenuated, cold-adapted influenza vaccine delivered by nasal mist

Synagis              Potential prophylactic against RSV disease in children under 2 years of age with congenital heart disease

Ethyol               Potential cytoprotectant against nephrotoxicity associated with the administration of cisplatin/vinblastine in patients with non-small cell lung cancer

Ethyol               Potential prevention of hematologic and neurologic toxicities associated with the administration of carboplatin/paclitaxel in patients with non-small cell lung cancer

Ethyol               Potential prevention of mucositis associated with combined chemotherapy and radiation therapy in non-small cell lung cancer patients

PHASE 2
-------

Siplizumab           A potential treatment for psoriasis

Urinary tract        A potential vaccine to prevent urinary tract infections caused by E. coli infection vaccine

Human                A potential vaccine to prevent cervical cancer
papillomavirus
Vaccine

Epstein Barr virus   A potential vaccine to prevent illness caused by the Epstein Barr virus.
vaccine

PHASE 1
-------

Vitaxin              A potential anti-angiogenic product that could be used to eliminate or impede the advancement of certain solid tumors and/or metastasis

Vitaxin              A potential rheumatoid arthritis therapy

CMV vaccine          A potential vaccine to prevent cytomegalovirus disease

PRECLINICAL
-----------

Numax                A potential prophylactic to prevent RSV disease in high risk populations

Anti-IL-9            Potential asthma therapeutic

Anti-EphA2           Potential therapy for solid tumors and preventation of metastasis

PIV-3/RSV vaccine    A potential vaccine to prevent parainfluenza virus type 3 and respiratory syncytial virus

Siplizumab           A potential treatment for psoriatic arthritis

Siplizumab           A potential treatment for T cell lymphoma

Pneumococcal         A potential vaccine to prevent Streptococcus pneumoniae
vaccine

Marketing, Research, Development and Collaborative Agreements

The Company's internal research programs are augmented by collaborative  projects with a number of scientific  partners.  As part of its strategy, the Company has established alliances with pharmaceutical and other biotechnology  companies,  academic scientists and government laboratories. Its principal strategic alliances are listed below.

Abbott Laboratories

In December 1997, the Company entered into two agreements with Abbott Laboratories ("Abbott").  The first agreement calls for Abbott to  co-promote  Synagis in the United States in exchange for a percentage  of net sales in excess of annual sales  thresholds.  Each company is responsible for its own selling expenses.

The second agreement allows Abbott to exclusively  distribute Synagis outside the United States. The Company  manufactures and sells
Synagis to Abbott at a price based on end-user  sales.  As of February 1, 2002,  the Company and Abbott had  submitted a total of 58 regulatory  applications  for  approval to market  Synagis  and have  received  approval in the United  States as well as 46 foreign countries.  No  assurance  can be given that any of the  remaining  applications  submitted or any future  submissions  to any other countries for marketing licensure will be approved in a timely manner or at all.

Wyeth (formerly American Home Products Corporation)

In January 1999,  Aviron signed a worldwide  collaborative  agreement with Wyeth Lederle  Vaccines,  a subsidiary of Wyeth,  for the development,  manufacturing,  distribution,  marketing,  promotion,  and sale of FluMist. Under this agreement,  Wyeth has exclusive worldwide rights to market FluMist, excluding Korea, Australia, New Zealand and some South Pacific countries. The two companies will co-promote FluMist in the U.S. Wyeth holds the marketing rights for an initial term of seven years from the first commercial sale of
FluMist in the U.S. and an initial term of eight years from the first commercial sale of FluMist outside the U.S., with an option to extend its rights both in the U.S. and  internationally for an additional four years.  Extending both U.S. and international  rights trigger payments to the Company in excess of $140 million.

Under the terms of the  collaborative  agreement with Wyeth,  the two companies are to collaborate on the  regulatory,  clinical and marketing  programs  for  FluMist.  As a part of the  collaboration,  the  Company is to  receive  certain  payments  related to the achievement  of key  milestones  and events for FluMist.  In January 2001,  Aviron  received $15.5 million from Wyeth related to the acceptance  by the FDA for the filing of the BLA for FluMist on December 28, 2000.  Should the product be approved in the U.S.,  the
Company will  receive a $20 million  milestone  payment from Wyeth.  Other  potential  milestone  payments to the Company from Wyeth include:  $20 million for advisory  body  recommendations  and expanded  label claims;  $10 million for the  submission of a license application  in Europe;  a $27.5  million  payment for the  approval of a liquid  formulation  of FluMist and up to $50 million upon licensure in international  regions.  Compensation for achieving additional  development,  supply and regulatory  milestones is also included in the collaboration  agreement and may total up to an additional $67.5 million.  The total potential value for the license fees, milestones, financing support and term extension options that the Company could receive from Wyeth could exceed $400 million.

Under the terms of the agreement, Wyeth will distribute FluMist and record all product sales. The Company will receive approximately
50 percent of FluMist revenues,  paid in the form of product transfer payments and royalties.  These payments are higher in the U.S.
than  internationally.  The Company incurs expenses to  manufacture,  supply and co-promote  FluMist.  Wyeth shares in the product's clinical  development  expenses and has agreed to spend up to $100 million for  advertising  and promotion of FluMist over the first three years of commercialization in the United States.

The Company also had a strategic alliance with American Cyanamid Company, which was later acquired by American Home Products,  which is now called Wyeth, that provided for the co-development and co-promotion of RespiGam by the two companies. The agreement,  entered into in November 1993 and amended in October 1995,  provided for Wyeth to fund a portion of the cost of the  development of RespiGam and to co-promote  the product in the United States.  Wyeth shared in the profits and losses of RespiGam in the United  States.  The alliance  provides for the Company to receive  royalties  on any sales of Wyeth's RSV subunit  vaccine  candidate,  and for Wyeth to receive royalties on United States sales of Synagis.

Pursuant to an amendment to the agreement signed in December 1999,  Wyeth's  obligation to co-promote  RespiGam in the United States was  terminated.  In  addition,  Wyeth no longer  shares in any  profits or losses of  RespiGam  in the United  States;  the royalty obligations for Synagis and Wyeth's RSV subunit vaccine candidate remain unchanged.

GlaxoSmithKline

In December 1997, the Company entered into a strategic alliance with GlaxoSmithKline PLC ("GSK") to research,  develop,  manufacture and  commercialize  therapeutic  and  prophylactic  HPV vaccines.  In exchange for exclusive  worldwide  rights to the Company's HPV technology,  GSK provided the Company with an up-front payment of $15 million,  future funding and potential developmental and sales milestones which together could total over $85 million, royalties on any product sales and an equity investment of $5 million. Under the terms of the agreement,  the companies have collaborated on research and development  activities.  The Company conducted Phase 1 and Phase 2 clinical trials and manufactured  clinical  material for those studies.  GSK is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities.

In July 2000, the Company granted GSK a worldwide,  exclusive license to its Streptococcus pneumoniae vaccine technology in exchange for an up-front payment and future milestones  totaling more than $30 million,  plus royalties on product sales.  Under the terms of the  agreement,  GSK is  responsible  for all clinical  development,  manufacturing  and sales and marketing  activities  for the S.
pneumoniae vaccine. The Company completed the technology transfer to GSK in late 2000. The technology licensed to GSK was originally licensed from Human Genome Sciences, Inc. and St. Jude's Childrens Research Hospital.

In October 1995, Aviron signed an agreement with GSK to collaborate on its Epstein-Barr virus vaccine technology. Under the terms of the agreement,  GSK was granted an exclusive  license to produce,  use and sell non-live EBV (sub unit) vaccines  incorporating  our technology for prophylactic and therapeutic uses on a worldwide basis, except in Korea, in exchange for an up-front payment,  future milestone payments and royalties. In addition, GSK obtained a right of first refusal to an exclusive,  worldwide license,  excluding
Korea, under any intellectual  property rights relating to any live EBV vaccine technology  developed or controlled by Aviron during the term of this  agreement.  Aviron retained the right to  co-distribute a monovalent  formulation of the EBV vaccine in the United
States and to have GSK supply the vaccine.  GSK agreed to fund Aviron's research and development  efforts related the EBV vaccine in specified minimum amounts during the first two years of the agreement.  Unless otherwise terminated, this agreement will expire on a country-by-country  basis upon the expiration or invalidation of the last remaining patent covered by the agreement or 10 years from the date of first commercial sale of the vaccine, whichever is later. GSK may terminate the agreement with respect to any country at any time.

ALZA Corporation

MedImmune Oncology acquired U.S.  marketing rights to Ethyol from ALZA Corporation,  effective October 1, 2001. The rights to Ethyol were originally  scheduled to return to MedImmune  Oncology on April 1, 2002,  pursuant to the December 1995 co-promotion  agreement between the two companies  whereby ALZA was responsible  for sales and marketing of the product in the United States.  In accordance with the original agreement, MedImmune Oncology will pay ALZA a gradually diminishing royalty beginning April 1, 2002 until 2011.

BioTransplant, Inc.

In October 1995, the Company and  BioTransplant,  Inc. ("BTI") formed a strategic  alliance for the development of products to treat and prevent organ transplant rejection. The alliance is based upon the development of products derived from BTI's anti-CD2 antibody,
BTI-322, the Company's anti-T cell receptor antibody,  MEDI-500, and future generations of products derived from these two molecules
(such as siplizumab, or humanized BTI-322). Pursuant to the alliance, the Company received an exclusive worldwide license to develop and  commercialize  BTI-322  and  any  products  based  on  BTI-322,  with  the  exception  of  the  use  of  BTI-322  in  kits  for xenotransplantation or allotransplantation. The Company has assumed responsibility for clinical testing and commercialization of any resulting products.  The Company's clinical development efforts are focused on siplizumab.  BTI may receive milestone payments which could total up to an  additional  $11  million,  as well as  royalties  on any sales of  BTI-322,  MEDI-500,  siplizumab  and future generations of these products, if any.

Massachusetts Health Research Institute and Massachusetts Biologics Laboratories

In August 1989 and April 1990,  the Company  entered into a series of research,  supply and license  agreements  with  Massachusetts
Health Research  Institute  ("MHRI") and Massachusetts  Public Health Biologics  Laboratories,  then a division of the Massachusetts
Department of Public Health ("The State Lab"),  covering  products intended for the prevention or treatment of CMV and RSV infection and other  respiratory  virus  infections by immune globulins or monoclonal  antibodies.  The Company agreed to pay royalties on all sales using the licensed technology.  Pursuant to the agreements, the Company paid $24.3 million in 2001, $23.6 million in 2000, and
$18.4 million in 1999, for royalties, process development and manufacturing.

Schering-Plough Corporation

In May 1993, MedImmune Oncology entered into an exclusive marketing and distribution agreement with Scherico, Ltd. ("Scherico"),  an affiliate  of  Schering,  for  Ethyol in the  countries  comprising  the EU and  European  Free  Trade  Association  (the  "European
Territories").  Under this agreement,  Scherico  purchases Ethyol from the Company at a price based on a percentage of the net sales price of Ethyol in Germany, United Kingdom, Spain, Italy and France. Scherico's exclusive rights to market the product will continue through December 31, 2003.  Following the exclusive period,  the Company may co-promote Ethyol with Scherico for two years,  through
December 31, 2005. Thereafter,  the Company will reacquire sole marketing rights, subject to an obligation to pay Scherico a royalty based on a percentage of net sales, if any, from the European  Territories  for a period of three years.  Scherico may terminate the agreement at any time by providing 180 days written notice.

MedImmune  Oncology  also entered  into  licensing  agreements  for Ethyol and  NeuTrexin  with  affiliates  of Schering for several additional  territories  outside the United States.  The licensees are required to pay the Company  compensation  based on their net sales of the products, and the Company sells the products to the licensees at an agreed upon price.

CSL Limited

In June 1998,  Aviron entered into a collaboration  with CSL Limited ("CSL") of Victoria,  Australia for the  development,  sale and distribution of FluMist in Australia,  New Zealand and some countries in the South Pacific.  The Company's Aviron subsidiary and CSL are jointly conducting  clinical trials in Australia for FluMist.  Under the agreement,  CSL will sponsor the marketing  application with the Therapeutic Goods  Administration,  Australia's  ruling regulatory  agency. CSL has exclusive rights to sell and distribute
FluMist in these countries, and the Company will share the profits from these sales. The Company also will benefit from expansion of
CSL's current flu vaccine in pediatric and healthy adult market segments  following the approval to market FluMist in the territory.
In addition,  CSL has agreed,  under an option  agreement,  to grant warrants to the Company to purchase CSL common stock upon CSL's attainment of certain milestones.

Applied Molecular Evolution

On February  25,  1999,  the Company and Applied  Molecular  Evolution  ("AME")  announced  an alliance to develop  four  monoclonal antibodies.  Under the terms of the alliance,  AME would use its AMEsystem  directed  evolution  protein  engineering  technology to optimize  antibodies  identified by the Company,  and the Company would be responsible for clinical  development,  manufacturing and commercialization  of any resulting  products.  The Company made a $6.4 million  equity  investment in AME,  funds certain  research performed by AME and will make future milestone and royalty payments on sales of any resulting products.

Also in February 1999, the Company entered into an exclusive license with AME for Vitaxin, an anti-angiogenesis monoclonal antibody.
As part of this agreement, the Company acquired worldwide rights to Vitaxin, and became responsible for all clinical development and marketing for the product. AME will receive royalties on any future sales of the product, should it be approved for marketing.

National Institute of Allergy and Infectious Diseases

In March 1995,  Aviron entered into a five-year  Collaborative  Research and  Development  Agreement with the National  Institute of
Allergy and Infectious  Diseases ("NIAID") of the National  Institutes of Health ("NIH") to conduct clinical trials of the Company's cold-adapted  influenza  vaccine.  In June 2000, Aviron extended its collaboration with the NIH through June 2003. As a part of this agreement, Aviron obtained exclusive rights to data generated from previous clinical trials conducted by the NIH and by Wyeth. Wyeth had conducted  clinical trials for FluMist under a license it had obtained from the NIH in 1991, which it subsequently  relinquished in 1993.

In  September  2000,  Aviron was awarded a $2.7 million  Challenge  Grant from the NIAID to develop a vaccine  using the  intranasal delivery  technology  currently used in FluMist to protect against possible pandemic influenza virus strains.  Aviron committed $2.7 million  to the  project  over the  three-year  duration  of the grant.  Challenge  Grants are  milestone-driven  awards,  requiring pre-determined product goals be met during the development process in order to receive the awarded funds.

In June 2000,  Aviron entered into a clinical trial  agreement  with NIAID  granting NIAID the right to conduct  clinical  trials at various locations with Aviron's CMV vaccine technology.

In May 1996,  Aviron  obtained  exclusive  rights from NIAID to certain  biological  materials and clinical trial data for its PIV-3 program.  The NIH granted Aviron exclusive rights in specific strains of bovine parainfluenza virus to develop,  test,  manufacture, use and sell products for vaccination  against human parainfluenza  virus and other human and animal diseases.  In addition,  Aviron obtained from NIAID the right to incorporate by reference an existing IND and certain data relating to the licensed  materials.  The
NIH retained rights to the licensed  materials on behalf of the United States  government to conduct  research and to grant research licenses to third parties under certain circumstances. In return for the rights granted by NIH, the Company's Aviron subsidiary will make payments to NIH on the  achievement of specified  milestones and will make certain royalty  payments to NIH.  Unless  otherwise terminated,  the agreement will terminate on cessation of commercial sales of licensed  products by Aviron or its  sublicensee.  The
Company has the unilateral right to terminate the agreement in any country upon providing 60 days notice to NIH.

University of Michigan

In February 1995,  Aviron entered into a materials  transfer and  intellectual  property  agreement with the University of Michigan.
Pursuant to the agreement, the University of Michigan granted Aviron exclusive worldwide rights to certain intellectual property and technology  relating to the cold-adapted  influenza vaccine and proprietary  master donor strains of influenza viruses useful in the production  of vaccines  against  influenza  and  potentially  for gene therapy and other uses.  Specifically,  Aviron  obtained the exclusive right to develop,  manufacture,  use, market and sell products  incorporating any such intellectual  property or using the master strains  worldwide.  Consideration  granted to the University of Michigan under the agreement  included a warrant to purchase
340,000 shares of common stock of Aviron at an exercise price of $10.00 per share and a warrant to purchase  50,000 shares of Aviron common stock at $9.30 per share. In connection with the Company's  acquisition of Aviron, these warrants were exchanged for warrants to purchase 419,250 shares of MedImmune common stock in the aggregate.  The agreement also provides for the issuance, upon the first commercial sale of FluMist, of a warrant for approximately 5,150 shares of MedImmune common stock at an exercise price equal to 125%
of the acquisition price of Aviron.

Pursuant to the  agreement,  Aviron was  required to grant to the  university  an  irrevocable,  royalty-free  license for  research purposes, or for transfer to a subsequent licensee should the agreement be terminated,  to (1) all improvements developed by Aviron, its affiliates or sublicensees,  whether or not patentable,  relating to delivery  mechanisms and processes for  administration  and manufacturing of products, as well as packaging, storage and preservation processes for the master strains and (2) all new technical information acquired by Aviron, its affiliates or sublicensees relating to the master strains and products.

The agreement  terminates upon the later of (1) the last to expire of the  university's  patents  licensed to Aviron or (2) 20 years from the date of first commercial sale of a product incorporating the university's technology. Aviron has the right to terminate for any reason upon 12 months notice to the university.

The Mount Sinai School of Medicine

In February 1993, Aviron entered into a technology transfer agreement with The Mount Sinai School of Medicine ("Mount Sinai"). Under
this  agreement,  Mount  Sinai  assigned  to Aviron all of its  right,  title and  interest  in and to  certain  patents  and patent applications,  as well as all associated know-how and other technical information relating to recombinant  negative-strand RNA virus expression systems and vaccines,  attenuated influenza viruses and certain other technology. Mount Sinai also granted to Aviron: (1)
an option to acquire any  improvements  to the  inventions  disclosed in the  assigned  patents and patent  applications  thereafter developed by Mount Sinai, and (2) a right of first negotiation for a license or assignment to additional related technology.  Aviron issued common stock and warrants to purchase common stock as consideration for these rights. The warrants expired in November 2001.

Other Agreements

The Company has a number of other  collaborative  and business  agreements  with academic  institutions  and business  corporations, including  agreements  with: 1) Washington  University in St. Louis,  Missouri  covering  development of pilus-based  anti-bacterial vaccines,  dated July 1994; 2) Georgetown  University,  dated February 1993, the German Cancer Research Center, dated June 1996, and the University of Rochester, dated October 1995, covering development of vaccines for human papillomaviruses;  3) Chiron Corporation covering supply of MF59, a proprietary vaccine adjuvant to be used for B19 parvovirus and E. coli development, dated September 1998;
4) Alkermes to develop a pulmonary formulation of Numax targeting RSV, dated June 2000; 5) Medarex, Inc. covering the development of fully human antibodies to multiple antigens using Medarex's HuMAb-Mouse technology, dated June 2000; 6) University of Texas covering
Fc  technology  to increase  the half life of an  antibody,  dated May 1999;  7) Genaera  Corporation  to develop and  commercialize antibodies or recombinant molecules against IL-9 to prevent symptoms of asthma and other respiratory diseases,  dated April 2001; 8)
Purdue  Research  Foundation  for the  development  of EphA2  technology,  dated October  2001;  9) Sang-A Pharm.  Co., Ltd. for the development, manufacture, and marketing of vaccines for EBV, CMV, HSV-2 and RSV in Korea, dated March 1995; and 10) ARCH Development
Corporation related to its HSV and EBV vaccines,  and various  recombinant  methods and materials dated July 1992. In addition,  the
Company has license  agreements  with third  parties for  CytoGam,  RespiGam,  Synagis,  Ethyol and  substantially  all of its other potential products. Under such license agreements the Company is obligated to pay royalties on any sales of these products.

Marketing and Sales

The Company has developed a sales and marketing organization which it believes is responsive to the increased importance of managed care and the need of the healthcare industry to provide higher quality care at lower costs.

Including the Company's new Aviron  subsidiary,  the Company now employs  approximately 320 people devoted to sales and marketing of its products in the United  States.  Approximately  60 sales and managed care  representatives  cover  approximately  500 hospitals, managed care organizations,  and clinics in the United States, which specialize in transplantation and/or  pediatric/neonatal  care, for the  promotion of CytoGam and Synagis or RespiGam,  respectively.  Each of these 60 sales  representatives  is  responsible  for promoting all three of these  products.  Approximately  90 pediatric  specialty  sales  specialists  cover the top 10,000  pediatric practices in the United  States for the  promotion  and  detailing of Synagis and  RespiGam.  Approximately  60  oncology/immunology specialists are devoted to sales and marketing of Ethyol to oncologists  practicing in cancer treatment centers, large hospitals and private medical practices.

The Company has co-promotion agreements with Abbott, through its Ross Products division.  Through its 500 sales representatives, the
Ross Products division details Synagis to 27,000 office-based pediatricians and 6,000 birth hospitals.

Sales outside the United States are made through  distributors.  Abbott serves as the Company's  exclusive  distributor  for Synagis outside of the United States.  Scherico is the exclusive  distribution  partner for Ethyol in the countries  comprising the European
Territories.  Scherico and other  affiliates of Schering have various other licensing and  distribution  arrangements for Ethyol and
NeuTrexin  outside of the United States. In 2001,  CytoGam,  NeuTrexin and RespiGam were marketed outside of the United States under distribution agreements with various companies.

Manufacturing and Supply

The Company has entered into  manufacturing,  supply and purchase  agreements in order to provide production capacity for all of its products.

Synagis

In December 1997 the Company entered into a manufacturing and supply agreement with Boehringer Ingelheim Pharma KG ("BI") to provide supplemental  production capacity for Synagis, a humanized monoclonal antibody product. For 2001, BI was the primary manufacturer of
Synagis.  BI also fills and packages Synagis produced at its facility.  The BI facility is subject to inspection and approval by the appropriate  regulatory  authorities  in connection  with  maintaining  its FDA  licensure as well as for obtaining and  maintaining approval from certain ex-U.S. countries. While the Company's Frederick manufacturing facility was licensed for production of Synagis by the FDA in December  1999,  the Company will continue to rely upon BI for  production of additional  quantities of Synagis for at least the next few years in order to meet expected  worldwide  demand for the product.  Should BI be unable to supply Synagis to the
Company for any reason,  there can be no assurance  that the Company would be able to secure an alternate  manufacturer  in a timely basis or without increased cost.

The Company's  manufacturing facility in Frederick,  Maryland is a multi-use biologics facility containing a cell culture production area for the manufacture of recombinant products, such as Synagis and siplizumab, if and when siplizumab is cleared for marketing by the FDA. The Company's amendment to its BLA for approval of the facility for production of Synagis was approved in December 1999. In
August 2001, the Company received approval from the FDA to begin selling Synagis manufactured with an improved fermentation process, called  "Enhanced  Yield  Process"  (EYP),  which enables the Company to make over 300 percent more Synagis per run than in previous seasons.  There can be no assurance that the facility will receive regulatory approval for its other intended purposes.  The Company has limited  experience  in commercial  manufacturing.  Accordingly,  the Company may encounter  risks  associated  with  commercial manufacturing,  including cost overruns, product defects and environmental problems. Furthermore, there can be no assurance that the
Company will be able to manufacture  products at a cost that is competitive  with third party  manufacturing  operations or that the production yields will be comparable or better than those achieved at third party manufacturing operations.

The Company has a pilot plant  facility in  Gaithersburg,  Maryland that  produces  materials  for the  Company's  clinical  trials.
Materials  currently being used in clinical trials for siplizumab,  the urinary tract infection  vaccine,  Vitaxin and MEDI-491 have been produced at the Company's pilot plant.

The Company executed an agreement with Chiron  Corporation  ("Chiron")  effective in April 1998,  pursuant to which Chiron fills and packages Synagis produced at the Gaithersburg pilot plant and Frederick  manufacturing plant. The original term of the agreement was for three years.  In 2001, the Company  renegotiated an extension of this contract for an additional  three years.  Should Chiron be unable to fill and package  Synagis for any reason,  there can be no assurance that the Company would be able to secure an alternate provider without increased costs or in a timely manner.

FluMist

Since 1998,  supplies for all frozen FluMist clinical trials have been produced at several  facilities either owned or leased by the
Company's Aviron  subsidiary.  The master virus seeds are prepared at the Company's  Mountain View,  California  facility.  The bulk monovalents  and diluent are produced at a facility  owned and operated by Evans  Vaccines  Limited  ("Evans") in Speke,  the United
Kingdom. Blending and filling of FluMist into its trivalent formulation takes place at Aviron's Philadelphia, Pennsylvania facility.
None of these existing manufacturing  facilities have yet been licensed for the manufacture of FluMist and have not yet manufactured
FluMist at a sustained  commercial scale. The Company has begun the initial stages of commercial scale  manufacturing of FluMist for sale during the 2002-2003 influenza season,  pending receipt of marketing approval from the FDA. No assurance can be given that such approval will be received in time for the 2002-2003 season or at all.

In October 2000,  Aviron  restructured  its agreement with Evans for the bulk  production of the  monovalents and the diluent in the
Speke, U.K. facility, subsequent to Evans purchase of this facility from Medeva Pharma Limited in September 2000. The new agreement, which runs through June 2006, transferred  responsibility for bulk production,  as well as approximately 100 Evans employees, to the
Company's wholly owned U.K. subsidiary.  The Company also acquired the remaining 24 years of a 25-year lease from Celltech Group Plc of  approximately  eight acres of land in Speke,  U.K. The Company  expects to use an existing  45,000 square foot structure on this property to build a new FluMist manufacturing facility, if and when FluMist is approved for marketing by the FDA.

In 1998, the Company's Aviron subsidiary opened a 34,000 square foot manufacturing suite in Philadelphia,  Pennsylvania, where doses of FluMist are blended and filled.  This suite is located  within a facility  owned by  Packaging  Coordinators,  Inc.,  ("PCI"),  a division of Cardinal  Health,  Inc.,  the company with which  Aviron has  contracted  for the labeling and  packaging of FluMist for commercial sale until October 2004. In August 2000, the Company extended the term of its original  agreement with PCI until December
2004,  with options to extend for up to two additional  terms of three years.  If regulatory  approval for FluMist is received,  the
Pennsylvania facility is expected to be used for blending,  filling, labeling,  packaging and storage of commercial lots of FluMist.
No assurance can be given that the Pennsylvania facility will be granted approval by the appropriate regulatory authorities.

The  production  of FluMist is subject to the  availability  of a large number of specific  pathogen-free  eggs,  for which there is currently  a limited  number of  suppliers.  In June  1999,  the  Company  entered  into a  non-exclusive  agreement  with  Specific
Pathogen-Free Avian Supply, a division of Charles River Laboratories,  for the purchase of pathogen-free hens' eggs through December
2001. In accordance with the terms of this agreement, the Company renewed this agreement in 2001 for an additional three years.

In August 1998, Aviron entered into a worldwide supply agreement with Becton Dickinson and Company  ("Becton")  whereby Becton would supply its AccuSpray  non-invasive  nasal spray delivery  system to the Company for the  administration  of FluMist.  This agreement provided for an initial term of five years with  automatic  renewal until  terminated by either  party.  The Company  depends on the existing  Device Master File ("DMF")  application  for the AccuSpray  delivery  system  submitted to the FDA by Becton.  The Company referenced Becton's DMF as part of its BLA submission for FluMist. AccuSpray is a trademark of Becton.

The Company's current frozen  formulation of FluMist is being designed to meet an acceptable level of stability for the U.S. market.
In addition to its current frozen formulation,  the Company is exploring alternative formulations and presentations for FluMist that may enable improved  distribution and longer shelf life. The Company believes that a liquid  formulation of FluMist will be required to address markets outside the United States and Canada. The Company and Wyeth are jointly producing clinical trial material for the liquid formulation of FluMist at the Company's California and Pennsylvania facilities and in Wyeth's facilities in Pennsylvania.  As part of the Company's agreement with Wyeth, both companies have the right to manufacture the liquid formulation.

Plasma Products

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

The Company incurs  significant fixed costs associated with the operation of the FMC. Further,  the Company currently has unutilized capacity in the plasma production portion of the FMC. Should the Company be unable to produce Fraction II + III paste at the FMC for any reason there can be no assurance that an alternate  manufacturer  could be arranged at a comparable cost, or at all, or that the
Company would not continue to incur significant fixed costs that might not be offset by product sales.

Ethyol and NeuTrexin

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

Patents, Licenses and Proprietary Rights

The following table summarizes the patents issued in the United States owned or licensed by the Company and its subsidiaries:

                                             Patents Owned or Licensed by MedImmune, Inc.

Product/ Project     US Patent No.                                Subject Matter*                               Expiration Date

E. coli                4,795,803      Adhesin antigens                                                              1/3/2006

                       5,804,198      Adhesin vaccines                                                              9/8/2015

                       6,291,649      Anti-adhesin antibodies                                                       3/2/2005

Vitaxin                5,753,230      Use of antibodies anti-(alpha)v(beta)3 antibodies to inhibit                 5/19/2015
                                      angiogenesis in tumors and inflamed tissue
MEDI-507               5,730,979      Anti-CD2 antibodies and their use in treating  T-cell mediated immune        3/24/2015
                                      responses

                       5,951,983      Anti-CD2 antibodies and their use in treating  T-cell mediated immune        9/14/2016
                                      responses

                       5,817,311      Use of anti-CD2 antibodies in treating  T-cell mediated immune responses     10/6/2015

HPV                    6,228,368      Capsomeres containing HPV L1 protein and their use in preventing and         10/6/2017
                                      treating HPV infection

                       6,066,324      HPV VLPs containing L1 protein with deletions                                10/9/2015

                       6,261,765      Disassembly/reassembly of Papillomavirus Virus Like Particles                 9/5/2017

                       6,165,471      HPV capsomeres with reduced assembly capacity                                 7/2/2018

                       6,153,201      Oral Immunization with Papillomavirus Virus Like Particles                    3/9/2013

RSV                    5,824,307      Synagis(R)& other anti-RSV antibodies and their use in treating or          10/20/2015
                                      preventing RSV infection

                       5,582,827      Immunoglobulin from plasma for treatment of RSV                             12/10/2013

                       4,800,078      Treatment of respiratory disease caused by RSV using human gamma
                                      globulin                                                                     1/24/2006

Strep                  5,928,900      Pad1 protein                                                                 7/27/2016

                       5,981,229      DNA encoding Exp1 and PlpA proteins                                          11/9/2016

                       5,834,278      DNA encoding pneumococcal MsrA                                                5/1/2016

                       6,245,335      Streptococcal choline binding proteins                                        5/1/2017

IL-9                   5,157,112      Antibodies which specifically bind mammalian T cell growth factor P40       10/20/2009

                       6,037,149      DNA and RNA molecules that encode Met-IL-9 and their use for                 8/23/2016
                                      recombinant production

                       5,580,753      DNA molecules encoding IL-9 and their use for recombinant production         12/3/2013

                       5,734,037      Nucleic acid molecules that hybridize to DNA encoding IL-9                   5/23/2009

                       5,414,071      Human IL-9 protein                                                            5/9/2012

                       5,164,317      Method for enhancing proliferation of mast cells using IL-9                  3/23/2010

                       5,132,109      Method for enhancing IgG production using IL-9 and IL-4                      10/5/2010

                       5,246,701      Method to inhibit IgE production using anti-IL-9 antibodies or other         10/5/2010
                                      IL-9 inhibitors

                       5,962,269      Processes and hybridomas for producing anti-IL-9 receptor antibodies         10/5/2016

                       6,261,559      Treating asthmatic symptoms using anti-IL-9 antibodies                       8/23/2016

                       5,789,237      Nucleic acid molecules that hybridize to DNAs encoding human and murine       8/4/2015
                                      IL-9 receptors

                       5,750,377      Methods for production of mammalian T cell growth factor P40                 5/12/2015

                       5,116,951      IL-9 receptor protein                                                        9/19/2010

                       5,587,302      Nucleic acid molecules encoding mammalian T cell growth factor P40          12/24/2013

                       5,208,218      Mammalian T cell growth factor P40 protein                                    5/4/2010

                       5,180,678      Methods of detecting IL-9                                                    9/19/2010

Ethyol                 5,424,471      Process for preparing crystalline forms                                      7/13/2012

                       5,591,731      Dosage forms of crystalline amifostine                                       7/31/2012

                       5,824,664      Agents and methods for inhibiting HIV viral and protein expression          10/20/2015
                                      using compounds that belong to a family which contains amifostine

                       5,846,958      Methods of stimulating hematopoietic progenitor cells using a compound       12/8/2015
                                      that belong to a family which contains amifostine

                       5,906,984      Methods of stimulating hematopoietic progenitor cells using specific         2/17/2015
                                      compounds, which include amifostine

                       5,994,409      Methods of treating toxicities associated with chemotherapy, a method        12/9/2017
                                      of treating a nephrodisorder, and a method of treating xerostomia, all of which use a compound that belongs to a family which contains amifostine

                       6,051,563      Subcutaneous administration, method of protecting against toxicities         2/12/2017
                                      associated with ionizing radiation

                       6,127,351      Methods of treating or protecting against toxicities associated with         2/12/2017
                                      chemotherapy using a specific dosing regime, a method of stimulating bone marrow growth, and a method of treating myelodysplastic syndrome, all of which use a compound that belongs to a family which contains amifostine

                       6,218,377      Methods of treating or protecting against toxicities associated with         2/12/2017
                                      specific chemotherapy agents, and a method of protecting normal tissue in cancer patients, both of which use a compound that belongs to a family which contains amifostine

                       6,239,119      Methods of treating damaged or infected mucosal tissue using a               4/26/2019
                                      compounds that belongs to a family which contains amifostine

NeuTrexin              5,716,960      Cystalline glucuronate hydrate salt                                          2/10/2015

                       6,017,921      Crystalline glucuronate salt                                                 1/13/2015

                       6,017,922      Thermally stable crystalline non-salts                                       5/18/2018

                       6,258,821      Trimetrexate ascorbate and compositions comprising trimetrexate and          4/26/2019
                                      ascorbic acid

                       6,258,952      Methods of producing monohydrate                                             5/18/2018

PALA                   5,491,135      Methods of treating a viral infections (e.g., hepatitis B and C and          2/13/2013
                                      secondary to HIV 1)

                                                        Patents Owned or Licensed by Aviron

                       6,322,967      Recombinant tryptophan mutants of influenza PB2 gene                         2/23/2016

                       6,316,243      Recombinant attenuated double strand RNA viruses                            11/13/2018

                       6,322,967      Recombinant tryptophan mutants of influenza PB2 gene                         2/23/2016

                       6,291,236      Human CMV sequences and attenuated viruses                                   3/31/2015

                       6,090,391      Recombinant tryptophan mutants of influenza PB2 gene                         2/23/2016

                       6,087,170      VZV gene and mutant VZV viruses                                              4/28/2014

                       6,054,130      Non-splicing variants of EBV gp350 protein and gene                          4/18/2014

                       6,040,170      Human CMV sequences and attenuated viruses                                   3/31/2015

                       6,022,726      Attenuated negative strand RNA viruses and methods                            2/8/2017

                       6,001,634      Recombinant negative strand RNA viruses                                      8/28/2009

                       5,925,751      Human CMV sequences and attenuated viruses                                   3/31/2015

                       5,922,328      Gamma 34.5 mutants of herpes simplex viruses                                 9/11/2016

                       5,840,520      Recombinant RSV viruses                                                     11/24/2015

                       5,824,508      Non-splicing variants of EBV gp350 protein and gene                          4/18/2014

                       5,721,354      Human CMV sequences and attenuated viruses                                   3/31/2015

                       5,690,937      Temperature sensitive mutants of influenza                                    6/5/2015

                       5,578,473      Recombinant negative strand RNA viruses                                     11/24/2009

                       5,820,871      Recombinant negative strand RNA viruses - bicistronic                       10/13/2015

                       5,854,037      Recombinant negative strand RNA viruses                                     12/29/2015

                       5,786,199      Recombinant negative strand RNA viruses and vaccines                         7/28/2015

                       5,166,057      Recombinant negative strand RNA viruses                                     11/24/2009

                       6,120,773      Gamma 34.5 gene modification of herpes simplex viruses                       9/19/2017

                       6,172,047      Herpes viruses modified for use as cancer treatment                           1/9/2018

                       6,071,692      Herpes simplex as a gene expression vector and vaccine                        6/4/2004

                       5,714,153      Recombinant herpes simplex vaccines and vectors                             12/23/2012

                       5,846,707      Herpes simplex as a vector                                                    6/4/2004

                       5,641,651      Synthetic HSV promoters and uses                                             6/24/2014

                       5,599,691      Herpes simplex as a vector                                                    2/4/2014

                       5,328,688      Recombinant herpes simplex with 34.5 gene knockout                           6/12/2011

                       5,288,641      Herpes simplex as a vector                                                   2/22/2011

                       4,859,587      Recombinant herpes simplex vectors and vaccines                              8/22/2006

                       4,769,331      Recombinant herpes simplex cloning methods and materials                      9/6/2005

                       4,707,358      Epstein-Barr virus gp350 subunit protein vaccine                            11/17/2004

                       4,554,159      Vaccine against HSV-1 and HSV-2                                             11/19/2002

*The Company encourages any interested investor to obtain an independent legal analysis of the precise scope of the claims of the patents listed above.

In addition, the Company owns or licenses approximately 100 patent applications currently pending in the United States.

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

The Company  believes that there are other patents issued to third parties and/or patent  applications  filed by third parties which could have  applicability to each of the Company's  products and product candidates and could adversely affect the Company's freedom to make, have made, use, have used, sell, or have sold such products or use certain processes for their  manufacture.  Some of these third parties have contacted the Company  claiming patent  infringement by the Company.  The Company is unable to predict whether it will  ultimately be necessary to seek licenses  from such third parties or, if such licenses were  necessary,  whether such licenses would be available on terms  acceptable to the Company.  The necessity for such licenses could have a material adverse effect on the
Company's business.

There has been  substantial  litigation  regarding  patent and other  intellectual  property rights in the  biotechnology  industry.
Litigation  may be  necessary to enforce  certain  intellectual  property  rights of the Company,  or to defend  against  unasserted intellectual  property rights of third parties.  Any such litigation  could result in substantial cost to and diversion of effort by the Company.

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

The Orphan Drug Act was  established to encourage  development  of drugs for rare diseases and conditions  affecting a small patient population (generally fewer than 200,000 people). Orphan designation of a product can potentially provide a company with seven years of market  exclusivity if the company is the first to receive FDA product  marketing  approval for the orphan drug in the designated indication.  Additionally,  this  designation  provides a company  with tax credits of 50 percent for  qualified  clinical  research expenses and the opportunity for clinical  research grants.  CytoGam,  RespiGam,  Ethyol and MEDI-507 have been designated as orphan drugs for certain  indications by the FDA.  Accordingly,  (1) CytoGam has market exclusivity for use in lung, liver,  pancreas,  and heart transplants until December 2005; (2) RespiGam has market exclusivity for its currently licensed indication through January 17,
2003; and (3) Ethyol has market exclusivity for its currently licensed  chemoprotective  indication for patients with ovarian cancer through December 2002, and for its  radioprotective  indication  through June 2006.  NeuTrexin's market exclusivity under the Orphan
Drug Act for its currently licensed PCP indication expired at the end of December 2000. Ethyol has also been designated as an orphan drug for use as a  chemoprotective  agent for use with  cyclophosphamide  in the  treatment  of  advanced  ovarian  carcinoma,  as a chemoprotective  agent for use with  cisplatin in the  treatment  of  metastatic  melanoma,  for the  treatment  of  myelodysplastic syndromes, and for the reduction of the incidence and severity of cisplatin-induced  toxicities.  NeuTrexin has also been designated as an orphan drug for the treatment of metastatic colorectal adenocarcinoma,  metastatic carcinoma of the head and neck, pharynx and larynx,  pancreatic  adenocarcinoma  and advanced  non-small cell carcinoma of the lung and  osteogenic  sarcoma.  MEDI-507 has been designated as an orphan drug for the treatment of graft versus host disease.  Accordingly,  each of these products would have market exclusivity  for seven years from the date of FDA  approval if it is the first  product  approved  by the FDA for  treatment  of the designated orphan indication. The orphan drug designation for CytoGam for use in kidney transplants expired in 1997.

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

The Company is aware of certain  potentially  competitive  products  targeting areas of medical  interest to the Company,  including influenza, respiratory syncytial virus ("RSV"), psoriasis, human papillomavirus ("HPV") infections and organ graft rejection. In the prevention of CMV disease, the Company's CytoGam competes with several products including other antiviral drugs, such as intravenous and oral  ganciclovir,  marketed by Hoffmann-La Roche Inc., and standard immune globulin  preparations.  The Company is aware that a number of physicians have prescribed CytoGam in combination with ganciclovir for the prevention of CMV disease in certain patients.

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

In relation to flu vaccines, the Company is aware of three main distributors of inactivated,  injectible vaccines  (Aventis-Pasteur,
Medeva/Evans and Wyeth).  Approximately 80 million doses of these inactivated  vaccines are sold annually in the United States.  The
Company is also aware of one inactivated,  nasally  administered flu vaccine by Berna, which was previously available in Switzerland until its removal from the market in 2001.  The Company is also aware that Merck recently  licensed a Russian live virus  intranasal vaccine,  currently  available in Russia.  Any of the products  listed here,  as well as other  products of which the Company is not aware, may adversely affect the marketability of FluMist.

Many companies,  including well-known  pharmaceutical companies, are marketing anticancer drugs and drugs to ameliorate or treat the side effects of cancer  therapies,  and are seeking to develop new products and technologies for these  applications.  Many of these drugs,  products and technologies  are, or in the future may be,  competitive with the Company's  oncology  products.  In the United
States, the Company believes that Bristol-Myers  Squibb Company holds the largest share of the chemotherapy  market both in terms of approved  products and annual sales,  and therefore  dominates the  marketplace.  Other  companies  maintaining  an active  oncology marketing and sales presence include Schering-Plough Corporation, Pharmacia & Upjohn, AstraZeneca,  Hoffmann-La Roche, Inc., Johnson
& Johnson, Immunex Inc. (a subsidiary of American Home Products), Amgen, Inc., Chiron Corporation, Aventis SA, Eli Lilly and Company
and GlaxoSmithKline  p.l.c. Many of these companies have substantially greater financial,  technical,  manufacturing,  marketing and other resources than the Company and may be better equipped than the Company to develop,  market and manufacture these therapies. No assurance  can be given that the oncology  drugs  developed by the Company will be able to compete  successfully  against  therapies already established in the marketplace or against new therapies that may result from advances in biotechnology or other fields which may render the Company's oncology drugs less competitive or obsolete.  In addition,  the Company's oncology drugs may become subject to generic competition in the future.

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

EXECUTIVE OFFICERS OF THE COMPANY
                                                                                                   Officer
Name                                       Age     Position                                          Since
------------------------------------------ ---     ---------                                         -----

Wayne T. Hockmeyer, Ph.D.                   57     Chairman                                           1988
David M. Mott                               36     Chief Executive Officer and Vice Chairman          1992
Melvin D. Booth                             56     President and Chief Operating Officer              1998
James F. Young, Ph.D.                       49     President,  Research and Development               1989
Franklin H. Top, Jr., M.D.                  66     Executive Vice President and Medical Director      1988
Armando Anido                               44     Senior Vice President, Sales and Marketing         1999
Edward J. Arcuri, Ph.D.                     51     Senior Vice President, Manufacturing               2002
Edward M. Connor, M.D.                      49     Senior Vice President, Clinical Development        1999
Harry B. Greenberg, M.D.                    57     Senior Vice President, Research                    2002
Gregory S. Patrick                          50     Senior Vice President and Chief Financial
                                                   Officer                                            2001
Gail Folena-Wasserman                       47     Senior Vice President, Development                 2002

Dr. Wayne T. Hockmeyer  relinquished  his position as Chief Executive  Officer in October 2000 and now serves as the Chairman of the
Board of Directors. Dr. Hockmeyer founded MedImmune,  Inc. in April 1988 as President and Chief Executive Officer and was elected to serve on the Board of Directors in May 1988.  He became  Chairman of the Board of Directors in May 1993.  Dr.  Hockmeyer  earned his bachelor's degree from Purdue  University and earned his Ph.D. from the University of Florida in 1972. Prior to founding  MedImmune, he served as a commissioned officer in the United States Army from 1966 to 1986. From 1980 to 1986 he was Chairman of the Department
of Immunology at the Walter Reed Army Institute of Research.  In 1986, Dr.  Hockmeyer  joined Praxis  Biologics as Vice President of
Research and Development and was there until founding  MedImmune,  Inc. in 1988. Active in other leadership roles, Dr. Hockmeyer was appointed by Governor Parris  Glendening to the Maryland Economic  Development  Commission and the Maryland  Technology  Development
Corporation. He is a member of the Board of Directors of Digene Corporation, Intermune Pharmaceuticals, Inc., GenVec, Inc., TolerRx,
Diversa and Advancis  Pharmaceutical  Corp. Dr. Hockmeyer is also a member of the Board of Directors of the  Biotechnology  Industry
Organization,  the Technology  Council of Maryland,  a member of the Board of Visitors of the  University of Maryland  Biotechnology
Institute, and the University of Maryland Baltimore County.

Mr. Mott was  appointed  Chief  Executive  Officer and Vice  Chairman in October  2000.  He joined the Company in April 1992 as Vice
President  with  responsibility  for business  development,  strategic  planning and investor  relations.  In 1994, Mr. Mott assumed additional  responsibility for the medical and regulatory groups, and in March 1995 was appointed Executive Vice President and Chief
Financial Officer. In November 1995, Mr. Mott was appointed to the position of President and Chief Operating Officer and was elected to the Board of  Directors.  In October 1998,  Mr. Mott was appointed  Vice  Chairman.  Prior to joining the Company,  he was a Vice
President in the Health Care Investment Banking Group at Smith Barney, Harris Upham & Co., Inc. Mr. Mott is Chairman of the Board of
Directors  of Conceptis  Technologies  and also serves on the Board of Trustees of St. James School and on the Board of Governors of
Beauvoir, the National Cathedral Elementary School. He holds a bachelor of arts degree from Dartmouth College.

Mr.  Booth  joined the Company in October 1998 as  President  and Chief  Operating  Officer and was elected to serve on the Board of
Directors in November 1998. Prior to joining the Company, Mr. Booth was President, Chief Operating Officer and a member of the Board of Directors of Human Genome Sciences,  Inc. from July 1995 until October 1998. Prior to this time, Mr. Booth was employed at Syntex
Corporation from 1975 to 1995, where he held a variety of positions,  including President of Syntex Laboratories,  Inc. from 1993 to
1995 and Vice  President  of  Syntex  Corporation  from  1992 to 1995.  From 1992 to 1993,  he  served  as the  President  of Syntex
Pharmaceuticals  Pacific. From 1991 to 1992, he served as an area Vice President of Syntex, Inc. From 1986 to 1991, he served as the
President of Syntex,  Inc., Canada. Mr. Booth is a past Chairman of the Pharmaceutical  Manufacturers  Association of Canada, and is
currently a board member of NovaScreen Biosciences  Corporation and Spacehab, Inc. Mr. Booth graduated from Northwest Missouri State
University and holds a Certified Public Accountant Certificate.

Dr. Young was promoted to the position of President,  Research and Development in December 2000. He joined MedImmune in 1989 as Vice
President, Research and Development. In 1995, he was promoted to Senior Vice President and in 1999 he was promoted to Executive Vice
President, Research and Development. Dr. Young received his doctorate in microbiology and immunology from Baylor College of Medicine in Houston, Texas and bachelor of science degrees in biology and general science from Villanova University.

Dr. Top became the Company's  Medical  Director in 1990. Dr. Top joined the Company in June 1988 as Executive Vice President and was
elected to the Board of Directors in July 1988.  Prior to joining the Company,  Dr. Top served as Senior Vice President for Clinical and Regulatory  Affairs at Praxis  Biologics from 1987 to 1988.  Prior to 1987, Dr. Top served for 22 years in the U.S. Army Medical
Research and Development Command,  where he was appointed Director,  Walter Reed Army Institute of Research in 1983. Dr. Top holds a doctorate of medicine cum laude and a bachelor of science degree in biochemistry from Yale University.

Mr. Anido joined the Company in 1999 as Senior Vice President, Sales and Marketing. Prior to joining the Company, Mr. Anido was Vice
President of CNS Marketing at Glaxo Wellcome,  Inc. from 1996 to 1999. Prior to this time, Mr. Anido served in various  positions at
Lederle Laboratories from 1989 to 1995, culminating in his service as the Vice President of Anti-Infectives  Marketing. Mr. Anido is
a  registered  pharmacist,  and holds a Bachelor of Science in pharmacy  and a Master of  Business  Administration  degree from West
Virginia University.

Dr. Arcuri was appointed Senior Vice President,  Manufacturing in February 2002 following the Company's  acquisition of Aviron.  Dr.
Arcuri was Senior Vice  President,  Operations of Aviron since May 2000. He joined Aviron as Vice President,  Manufacturing  in July
1999.  Prior to joining Aviron,  Dr. Arcuri served as Vice  President,  Manufacturing  Operations and Process  Development for North
American  Vaccine,  Inc.,  or NAVA,  from January 1995 to July 1999.  Prior to joining NAVA,  Dr. Arcuri served as Senior  Director,
Biological Manufacturing at Merck & Co., Inc. from 1991 to 1994. Dr. Arcuri holds a B.S. degree in Biology from the State University of New York at Albany and a masters degree and Ph.D. in Biology from Rensselaer Polytechnic Institute.

Dr. Connor was promoted to Senior Vice  President,  Clinical  Development  in 1999. He joined the Company in 1994 as the Director of
Clinical Studies and was promoted in 1995 to Vice President of Clinical Development. Dr. Connor holds a bachelor's degree in biology from  Villanova  University  and a medical  degree from  University of  Pennsylvania  School of Medicine.  He is board  certified in pediatrics and is a consultant in pediatric infectious diseases.

Dr.  Greenberg was appointed  Senior Vice President,  Research in February 2002 following the Company's  acquisition of Aviron.  Dr.
Greenberg joined Aviron as Senior Vice President,  Research and Development and Chief Scientific  Officer in November 2000. Prior to
joining Aviron, Dr. Greenberg spent 17 years as a faculty member at the Stanford University School of Medicine.  At Stanford, he was
most recently the Senior Associate Dean for Research and the Joseph D. Grant Endowed Professor of Medicine,  and at the same time he served as Associate Chief of Staff for Research at the Veterans Administration Palo Alto Health Care System. Dr. Greenberg served as chair of the Vaccines Related  Biological  Products Advisory Committee of the U.S. Food and Drug  Administration  from February 1999 until beginning his position with Aviron.  Dr.  Greenberg  holds a B.A. in History with honors from Dartmouth  College and M.D. from
Columbia College of Physicians and Surgeons.

Mr. Patrick joined the Company in February 2001 as Senior Vice President and Chief Financial Officer.  Prior to joining the Company, he was Chief Financial Officer for Ventiv Health, Inc., a spin-off of global marketer Snyder Communications, from 1999 through 2000.
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

Ms. Folena-Wasserman was promoted to Senior Vice President, Development in February 2002. Ms. Folena-Wasserman joined the Company in
1991 as Director,  Development and was promoted to Vice President,  Development in October 1995.  Prior to joining the Company,  she spent nine years in natural products isolation and biopharmaceutical process development at SmithKline Beecham Pharmaceuticals.  Her responsibilities  currently  include oversight of all cell culture and purification  process  development,  clinical  manufacturing, analytical methods development,  and quality control for investigational products. Ms. Folena-Wasserman holds a bachelor's degree in biology and chemistry from  Montclair  State College in New Jersey,  and has a master's  degree in  biochemistry  and a doctorate in chemistry from Pennsylvania State University.

EMPLOYEES

As of December 31, 2001, we had 877 full time  employees.  We consider  relations  with our employees to be good. As a result of the acquisition of Aviron in January 2002,  our workforce will increase  significantly.  Aviron  employed 585 full-time  employees as of
December 31, 2001.

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

The seasonal  nature of our business can exaggerate the  consequences  of any factor that adversely  affects our sales and may cause significant fluctuations in our quarterly operating results.

Our principal  product,  Synagis,  accounted for approximately 89% of our total product sales for the year 2001.  Synagis is used to protect high-risk infants from serious lower respiratory tract disease caused by RSV. Because RSV occurs primarily during the winter months,  the major portion of Synagis sales occur during the first and fourth quarters of the calendar year. This high concentration of product sales in a portion of the year exaggerates the adverse consequences on our profits of any manufacturing or supply delays, any inability to satisfy product demand,  or of any unsuccessful  sales or marketing  strategies during the RSV season and may cause our quarter-to-quarter  operating results to vary widely. Furthermore, our current product base would limit our ability to offset in the second and third quarters any  lower-than-expected  Synagis sales during the RSV season,  which could cause our annual financial results to be below expectations.

If we are unable to successfully commercialize FluMist, the anticipated benefits of our acquisition of Aviron will not be realized.

We acquired Aviron in January 2002 for  approximately  $1.6 billion of MedImmune  common stock. The principal asset of Aviron is its lead product  candidate,  FluMist,  which is a vaccine  delivered as a nasal mist for the  prevention of  influenza.  FluMist is not currently  approved for marketing,  but its Biologic  License  Application  is pending before the U.S. Food and Drug  Administration
("FDA").  There can be no assurance that the FDA will approve FluMist for marketing.  Even if it were approved for marketing,  there can be no assurance  that FluMist would  achieve  commercial  success.  We will not realize the  anticipated  benefits of the Aviron acquisition unless FluMist achieves commercial success.

If we fail to manage our growth properly, our business will suffer.

As a result of our acquisition of Aviron in January 2002 and the recent  expansion of our marketing  efforts for Synagis and Ethyol, our workforce has expanded from 842 employees at January 31, 2001 to 1,519  employees at January 31, 2002. To accommodate  our rapid growth and compete effectively,  we will need to continue to improve our management,  operational and financial  information systems and controls,  generate more revenue to cover a higher level of operating  expenses,  integrate Aviron's business and employees into our  operations,  continue to attract and retain new employees,  accurately  anticipate  demand for the products we manufacture  and maintain adequate manufacturing  capacity.  This rapid growth and increased scope of operations present risks we have not previously encountered and could result in substantial  unanticipated  costs and time delays in product manufacture and development which could materially and adversely affect our business.

We have invested heavily in our manufacturing operations and may not recover that investment.

Through December 31, 2001, we have invested over $80.9 million of capital expenditures in our manufacturing  facilities. As a result of our acquisition of Aviron in January 2002, which leases manufacturing  facilities in Pennsylvania and the United Kingdom, we have increased our investment in manufacturing  facilities by $36.1 million. The Aviron facilities are not yet licensed by the FDA and we currently have excess capacity in the plasma production portion of our facility in Frederick,  Maryland.  If we suffer manufacturing problems, or are unable to fully utilize our capacity, we may not recover our investment in these facilities.

We have only recently begun significant manufacturing operations.  Our lack of experience creates additional risk of manufacturing difficulties.

Our manufacturing operations, which we have only recently begun on a commercial scale, expose us to a variety of significant risks, including:

o        product defects;

o        contamination of product or product loss;

o        environmental problems resulting from our production process; and

o        inability to manufacture products at a cost that is competitive with third party manufacturing operations.

Furthermore,  we have never produced FluMist on a commercial scale. Our lack of significant  experience in commercial  manufacturing may make it more time consuming or expensive for us to address these problems and could adversely affect our operations.

We are dependent on third party manufacturers and suppliers which may not perform as we expect.

We are currently,  and for the foreseeable future expect to be, dependent on a limited number of contract  manufacturers for some or all of the  manufacture  of our current and future  products  (if any).  Although we are able to produce a portion of the Synagis we sell, we are unable  currently to produce all that we require.  Accordingly,  we depend on Boehringer  Ingleheim Pharma KG ("BI") to produce a portion of our Synagis requirements. BI's facility is subject to inspection and approval by both United States and foreign regulatory authorities in order to maintain its license to manufacture our products. Should BI be unable to supply Synagis to us for any reason, there can be no assurance that we would be able to secure an alternate manufacturer on a timely basis, without increased cost or at all. In addition,  since we do not have the capability to fill and package any of the Synagis we produce at our Frederick
Manufacturing Center, we depend on Chiron Corporation ("Chiron") for that portion of the manufacturing process. Chiron's facility is similarly  subject to inspection and approval by United States  regulatory  authorities in order to maintain its license to fill and package our  products.  Should  Chiron be unable to fill and package our Synagis for any reason,  there can be no assurance  that we would be able to secure an alternate source to fill and package Synagis on a timely basis, without increased cost or at all.

We depend on the University of Massachusetts, Massachusetts Biologics Laboratories (the "State Lab") for a portion of the production of our plasma derived products.  The State Lab holds the sole product and establishment licenses from the FDA for the manufacture of
CytoGam and RespiGam.  Although we perform a portion of the CytoGam  production  process at our Frederick  facility,  we rely on the
State Lab to  manufacture  all of the bulk product for CytoGam that we sell and to produce all of the RespiGam that we sell. We also rely on Aventis Pasteur to package and fill all of our plasma derived products.  Our  manufacturing  arrangements with the State Lab are renegotiated annually. We cannot guarantee that any new arrangements will be made on terms favorable to us. In addition, we rely on a limited  number of suppliers to obtain  substantially  all of the plasma used as raw material for the production of CytoGam and
RespiGam.  We also depend on third parties to manufacture the drug substance for Ethyol.  There can be no assurance that third party manufacturers  will give our orders highest  priority,  or that we would be able to readily find  substitute  manufacturers  without significant delays or increased costs.

Our research and development activities are costly and may not be successful.

A considerable portion of our annual operating budget is spent on research,  development and clinical activities.  In 2001, we spent approximately $83.0 million on research and development  projects,  including costs of clinical trials. We are currently  developing numerous products that may never reach clinical trials,  achieve success in the clinic,  be submitted to the appropriate  regulatory authorities for approval, or be approved for marketing or manufacturing by the appropriate regulatory authorities.

Further, we rely on numerous third parties to assist in various states of the development  process.  Third-party  contract costs are typically  substantial.  In addition, the third party contractors we use may be unable to complete their work in a timely fashion or in a manner that is satisfactory to us. Should they be unable to meet our needs, we may have to incur substantial  additional costs, which could have a material adverse effect on our business.

We are dependent on third party marketing partners which may not perform as we expect.

We depend on strategic  alliances with our marketing partners to accomplish many of our sales goals. For example, we have agreements with Abbott  Laboratories under which its Ross Products Division  co-promotes Synagis with us in the United States. If our marketing partners fail to devote  sufficient  effort and attention to achieving those goals,  our product sales would be adversely  affected.
Patent protection for our products may be inadequate or costly to enforce.

We may not be able to obtain  effective  patent  protection  for products we develop.  We are currently  developing,  or considering developing,  products in the biotechnology industry, an industry in which there are extensive patent filings. The patent position of biotechnology  firms generally is highly uncertain and involves complex legal and factual  questions.  To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that our patent applications will result in patents being issued or that, if issued,  such patents will afford protection  against  competitors with similar technology.  Litigation could be necessary from time to time in order to enforce our intellectual property rights. There has been substantial litigation regarding patent and other intellectual property rights in the biotechnology  industry. We are not aware at this time of any  infringement  of our patents.  If we were required to litigate,  there could be  substantial  cost involved and significant diversion of our business efforts.

If we fail to obtain any required patent licenses from third parties, our product development efforts could be limited.

We believe that there are patents  issued to third parties  and/or patent  applications  filed by third parties which could apply to each of our products and product candidates.  These patents and/or applications could limit our ability to manufacture,  use or sell our  products.  In such a case,  we may be  required  to  obtain a patent  license  in order  to avoid  infringing  a third  party's intellectual property rights. Such licenses could impose significant royalty burdens on us. If such a license were necessary,  there can be no assurance that it would be available on terms  acceptable to us or at all,  which could have a material  adverse effect on our business.

Technological developments by our competitors may render our products obsolete.

If our competitors were to develop superior products or technologies,  our products or technologies could be rendered noncompetitive or obsolete.  Biotechnology and  pharmaceuticals are evolving fields in which developments are expected to continue at a rapid pace.
Our success depends upon achieving and maintaining a competitive position in the development of products and technologies.

Our lead product,  Synagis,  is marketed for the  prevention of serious lower  respiratory  tract disease caused by RSV in pediatric patients  at high risk of RSV.  Synagis  accounted  for  approximately  89% of our  product  sales in 2001.  We are not aware of any competing  product  being  marketed  anywhere  in the world for the  prevention  of RSV  disease  other than our  product  RespiGam.
Nevertheless,  competition  from other  biotechnology  and  pharmaceutical  companies can be intense.  Many of our competitors  have substantially  greater research and development  capabilities,  marketing,  financial and managerial resources and experience in the industry.  Were a competitor to develop a better product or technology,  our products or  technologies  could be rendered  obsolete, decreasing our product sales and resulting in a material adverse effect on our business.

Compliance with government regulations is costly and time-consuming.

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

All approved products are subject to continuing regulation.  If we were to fail to comply with applicable requirements, we could be subject to:

o        fines, recall or seizure of products;

o        total or partial suspension of production;

o        refusal by the government to approve our product license applications;

o        restrictions on our ability to enter into supply contracts; and

o        criminal prosecution.

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

We have completed trials which we anticipate will be sufficient to meet the FDA's requirements.  If the FDA is not satisfied that we have met the  requirements,  it may withdraw its  approval of Ethyol in the NSCLC  indication.  Should the FDA revoke any product or establishment licenses granted to us, it could have a material adverse effect on our business.

Product liability claims may result from sales of our products and product recalls may be necessary.

As a developer,  tester,  manufacturer,  marketer and seller of healthcare products, we are potentially subject to product liability claims. Our blood products, such as CytoGam and RespiGam, involve heightened risks of claims, including the risk of claims resulting from the  transmission  of  blood-borne  diseases.  Defending  a product  liability  claim could be costly and divert our focus from business  operations.  Although we carry insurance that we regard as reasonably adequate to protect us from potential claims,  there can be no assurance that we will be able to maintain our current product  liability  insurance at a reasonable cost, or at all. If a claim were  successful,  there is no guarantee  that the amount of the claim would not exceed the limit of our  insurance  coverage.
Further,  a  successful  claim could  result in the recall of some or all of our  products.  Any of these  occurrences  could have a material adverse effect on our business.  Additionally,  blood products like CytoGam and RespiGam are occasionally recalled from the market because of risks of contamination  from infectious  agents or for other reasons which are often beyond our control.  Any such recall of our blood products would adversely affect our sales.

The loss of key personnel could harm our business.

Our success depends upon the continued  contributions  of our executive  officers and scientific and technical  personnel.  Many key responsibilities have been assigned to a relatively small number of individuals.  Our key personnel include Mr. David M. Mott, Chief
Executive  Officer and Vice Chairman of the Board;  Mr. Melvin D. Booth,  President and Chief  Operating  Officer;  and Dr. James F.
Young,  President,  Research and  Development.  We have an employment  agreement  with each of them. The  competition  for qualified personnel is intense,  and the loss of services or certain key personnel could adversely affect our business.  We do not maintain or intend to purchase "key man" life insurance on any of our personnel.

Fluctuations in our common stock price over time could cause our stockholders to lose investment value.

The market price of our common stock has fluctuated  significantly  over time, and it is likely that the price will fluctuate in the future.  During 2001,  the closing  price of our common  stock on the Nasdaq  stock market  ranged from a high of $52.36 to a low of
$28.31.  Investors and analysts have been, and will continue to be, interested in our reported  earnings,  as well as how we perform compared to their  expectations.  Announcements by us or others regarding  operating  results,  existing and future  collaborations, results of clinical trials,  scientific  discoveries,  commercial products,  patents or proprietary rights or regulatory actions may have a significant effect on the market price of our common stock. In addition,  the stock market has experienced  extreme price and volume  fluctuations  that have  particularly  affected the market price for many  biotechnology  companies and that have often been unrelated to the operating performance of these companies.  These broad market fluctuations may adversely affect the market price of our common stock.

Changes in foreign currency exchange rates or interest rates could result in losses.

We have entered into foreign  exchange  forward  contracts  which could result in losses.  Because we have  contracts for the future purchase of inventory which are denominated in foreign currencies, there is a chance that foreign currency exchange rate or interest rate changes could result in increases or decreases in the actual cost of our purchases. To reduce the risk of unpredictable changes in the cost of our purchases, we may enter into forward foreign exchange contracts, which allow us to purchase, for a fixed price on a specific  date in the  future,  the  amount of foreign  currency  necessary  to pay for our  contractual  purchase  of  inventory.
Fluctuations  in the  anticipated  payment date for the inventory  could require us to adjust the date of the contract,  which could result in a change in the  foreign  currency  exchange  rate of the  contracts,  which in turn could  have an adverse  effect on our financial results.

Expenditures relating to our manufacturing  operations in the United Kingdom and the Netherlands are paid in local currency. We have not hedged our expenditures  relating to these manufacturing  operations,  and therefore foreign currency exchange rate fluctuations may result in increases or decreases in the amount of expenditures recorded.  Additionally,  certain of our distribution  agreements outside the United States provide for us to be paid based upon sales in local  currency.  As a result,  changes in foreign  currency exchange rates could adversely affect the amount we expect to collect under these agreements.

The success of our products may be limited by government and third-party payors.

The continuing  efforts of government and third-party payors to contain or reduce the costs of health care through various means may negatively  affect sales of our products.  For example,  approximately 24% of all Synagis vials sold in the United States during the
2000-2001  RSV season were  covered by Medicaid  reimbursement  programs.  In many foreign  markets,  pricing and  profitability  of pharmaceutical  products is subject to governmental control. In the United States there have been, and we expect there will continue to be, various federal and state proposals to implement similar government controls over pricing and profitability.  The adoption by the federal  government or state governments of any such proposals could limit the commercial  success of our existing or any future products.

ITEM 2.  PROPERTIES

The Company's  principal executive and administrative  offices and research and development  facilities are located in Gaithersburg,
Maryland.  The  facilities  occupy  approximately  104,000  square feet and are leased until 2006.  In March 2002,  the Company paid approximately $13.4 million to acquire 25 acres of land in Gaithersburg,  Maryland which will serve as the site of the Company's new corporate  headquarters.  The Company has contracted with a designer and general contractor for the construction of the new facility over the next several years, at a total estimated cost of $80 million. The construction project is expected to break ground in April
2002. The Company expects to take occupancy of the first phase,  which will feature a complex  totaling  218,000 square feet, in the fall of 2003. At that time the Company expects to sublease a large portion of its current facilities.

The Company also owns 56,000 square feet of administrative and warehouse space and a 91,000 square foot multi-use biologics facility in Frederick,  Maryland.  The biologics  facility  includes a cell culture  production area used for manufacture of products such as
Synagis and is also used for the  manufacture of immune  globulins and  by-products  from human plasma.  In addition to its Maryland facilities, the Company leases warehouse space in Nijmegen, the Netherlands, of approximately 9,000 square feet, which is subject to a lease that extends through 2003.

The Company's Aviron subsidiary occupies 104,800 square feet of office and laboratory space in Mountain View,  California,  which is leased through October 2005 with two options to extend for successive  five-year periods. In addition,  Aviron leases  approximately
41,000 square feet of space in  Philadelphia,  Pennsylvania,  pursuant to a lease agreement  through  December 2004, with options to extend for up to two additional  terms of three years.  Aviron also occupies 64,050 square feet of office,  laboratory and warehouse space in Bensalem,  Pennsylvania,  pursuant to a lease agreement through June 2008. Additionally, in Santa Clara, California, Aviron
leases approximately 69,000 square feet of office,  laboratory and manufacturing space through January 2019, with an option to renew for seven years and approximately 22,500 square feet of office space, expiring in October 2004.

Aviron occupies  approximately 8,900 square feet of a manufacturing facility in Speke, U.K., pursuant to a sublease expiring in June
2006, and leases  approximately  eight acres of land adjacent to the existing site,  which includes a 60,700 square foot  structure, through 2025. In addition, Aviron leases approximately 5,100 square feet of office space in Speke under short-term leases.

The Company believes that its current facilities and anticipated additions are adequate to meet its research and development, commercial production, and administrative needs for the near term.

ITEM 3.  LEGAL PROCEEDINGS

In 1998,  MediGene AG ("MediGene")  initiated a legal action against Loyola University of Chicago  ("Loyola") and the Company in the
U.S. District Court for the Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the  Company  with an alleged  prospective  business  relationship  between  MediGene  and  Loyola.  The  claims  relate to human papillomavirus  vaccine  technology  allegedly covered by contracts between MediGene and the Company and by a license agreement from
Loyola to the Company,  under which the Company  granted a sublicense to  GlaxoSmithKline.  MediGene  seeks damages from the Company ranging from $31.3 million to $86.9 million based on the tortious  interference  claim, and/or damages ranging from $10.2 million to
$31.3 million based on the breach of contract claim.  MediGene also seeks ownership of the patents in question, as well as recission of the Company's license agreement from Loyola or rights as a third-party  beneficiary  thereof.  On December 22, 2000 and March 15,
2001, the District Court granted summary judgment motions in favor of the Company on all claims. The District Court ordered entry of final judgment in favor of the Company on March 19, 2002.  On March 27, 2002 MediGene filed a notice of appeal to the United States
Court of Appeals for the Federal Circuit.

In October 2000, Celltech Chiroscience Limited ("Celltech")  commenced a legal proceeding against the Company in the U.K. High Court of Justice, Chancery Division, Patents Court. Celltech alleges that the Company failed to pay royalties with respect to its sales of
Synagis as required by a license  agreement  dated  January 19, 1998.  Under the  agreement,  the Company  obtained  from Celltech a worldwide license to make, use and/or sell product under a patent (and related applications) pertaining to humanized antibodies.  In the proceeding, Celltech seeks payment of a 2% royalty based on net sales of Synagis sold or manufactured in the United States, with interest, and certain costs, including attorney's fees. The Company has filed answering papers denying that any royalties are due on the basis that  Celltech's  U.S.  patent does not cover  Synagis and has sought  dismissal of the case on the grounds that the legal doctrine of prosecution  history estoppel prevents Celltech from claiming that its patent covers Synagis. On July 20, 2001, the High
Court of  Justice  ordered a  hearing,  which is  expected  to take place in late 2002 or early  2003,  on  whether it will  dismiss
Celltech's case on this basis. On November 29, 2001, the Company  received a letter from counsel for Celltech  enclosing a copy of a patent  granted by the European  Patent  Office on November 14, 2001.  That letter  requested  various  information  concerning  the manufacture and sale of Synagis in Europe and sought confirmation that the Company would pay royalties on such sales pursuant to the license  agreement dated January 19, 1998. As of March 25, 2002, the Company had not made the royalty payments that were the subject of Celltech's letter, and Celltech had not initiated any legal proceeding against the Company based on its European patent.

On December 18, 2001,  Genentech,  Inc.  ("Genentech")  announced that it had been granted a patent  relating to certain methods and compositions used to produce  antibodies by recombinant DNA technology.  Four years ago, in anticipation of any potential impact the issuance of Genentech's  patent could have on the production of Synagis,  the Company obtained a license to this patent. The Company has received from  Genentech a letter,  dated January 7, 2002,  stating that Genentech  expects to receive from the Company  royalty payments  pursuant to such license.  The Company is in the process of evaluating  whether any valid claim of Genentech's  patent, as recently  issued,  covers  production  of Synagis.  If so, the Company would pay royalties to Genentech on U.S. net sales of Synagis commencing  December 18, 2001.  Pending  resolution of this issue,  the Company has made certain royalty payments to Genentech under protest and with reservation of all of its rights.  The Company is also evaluating whether any of its other  antibody-based  product candidates, if and when approved for marketing by the U.S. Food and Drug Administration, could require a license under the Genentech patent.

On February  28, 1996,  Ichthyol  Gesellschaft  Cordes,  Hermanni & Co.  ("Ichthyol  Gesellschaft")  filed a complaint  for refrain, information and damages with the Regional Court of Hamburg against  MedImmune  Oncology on the grounds of trademark  infringement in respect of the use of the trademark "Ethyol" in Germany. No monetary amount is currently being sought in the litigation by Ichthyol.
Ichthyol is seeking injunctive relief against the use of the trademark Ethyol in Germany. The suit was dismissed on January 29, 1997 by the Regional Court of Hamburg.  Ichthyol  Gesellschaft filed an appeal and a judgment was rendered in favor of MedImmune Oncology in the appellate  proceedings.  In January 1999,  Ichthyol  Gesellschaft  filed an appeal on points of law with the Federal Court of
Justice, and in June 1999, Ichthyol  Gesellschaft filed the grounds for the appeal on points of law. By judgment of May 3, 2001, the
Federal Court of Justice reversed the judgment of the Higher Regional Court and remitted the case to that court for another hearing.
By order of December l9, 2001, the Higher Regional Court ordered Ichthyol to make further submissions  concerning the relevant facts and legal questions. Ichthyol recently filed its submissions. Another hearing will probably be held this summer.

After  consultation with its counsel,  the Company believes that it has meritorious  defenses to the claims referred to above and is determined  to defend its position  vigorously.  While it is  impossible  to predict with  certainty  the eventual  outcome of these proceedings,  the Company  believes they are unlikely to have a material  adverse effect on its financial  position but might have a material adverse effect on its results of operations for a particular period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR MEDIMMUNE, INC.'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The  Company's  common stock trades on The Nasdaq Stock  Market under the symbol  "MEDI".  At March 14, 2002,  the Company had 1,909 common  stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are generally held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

The following table shows the range of high and low prices and year end closing prices for the common stock for the two most recent fiscal years, adjusted to reflect a three-for-one stock split on June 2, 2000.

                                                    2001                                      2000
                                                    ----                                      ----

                                             High              Low                  High               Low
                                             ----              ---                  ----               ---

   First Quarter                           $54.56           $27.63                $76.25             $43.00
   Second Quarter                           48.05            29.19                 80.69              42.00
   Third Quarter                            48.08            29.51                 86.13              57.75
   Fourth Quarter                           48.95            33.47                 72.63              44.63
   Year End Close                          $46.35                                 $47.69

The Company has never declared or paid any cash  dividends on its common stock and does not anticipate  paying any cash dividends in the  foreseeable  future.  The Company  currently  intends to retain any earnings to fund future  growth,  product  development  and operations.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

RESULTS FOR THE YEAR                                   2001              2000            1999             1998            1997
                                                       ----              ----            ----             ----            ----
Total revenues                                       $618,679        $540,495           383,375         $227,221         105,748
Gross profit                                          440,822         368,483           266,622          107,988          39,315
  Earnings/(loss) before cumulative effect of a
     change in accounting principle                   148,960         144,977            93,371²          47,187¹        (44,804)
Net earnings/(loss)                                   148,960         111,156            93,371²          47,187¹        (44,804)
Basic earnings/(loss) per share

Earnings
  Earnings/(loss) before cumulative effect of a
     change in accounting principle                      0.70            0.69               0.49             0.28          (0.30)
  Net earnings/(loss)                                    0.70            0.53               0.49             0.28          (0.30)
Diluted earnings/(loss) per share
  Earnings/(loss) before cumulative effect of a
     change in accounting principle                      0.68            0.66               0.44             0.24          (0.30)
  Net earnings/(loss)                                    0.68            0.50               0.44             0.24          (0.30)

YEAR END POSITION
 Cash and marketable
      securities                                     $787,690        $526,254           $270,394         $176,860       $101,246
 Total assets                                       1,219,386       1,006,575            648,424          405,777        232,717
 Long-term debt                                         9,544          10,302             11,856           87,910         90,276
 Shareholders' equity                               1,044,273         843,582            537,079          248,566         87,560

PRO FORMA RESULTS
The following data represents the Company's pro forma financial  results assuming  retroactive  adoption of the change in accounting principle (SAB 101).

Total revenues                                                       $540,495          $385,222         $204,209        $87,624
Net earnings (loss)                                                   144,977           94,5052          33,0581        (62,928)
Earnings/(loss) per share
   Basic                                                                 0.69              0.50             0.19          (0.42)
   Diluted                                                               0.66              0.45             0.17          (0.42)

 1 Includes deferred income tax benefit of $47,428.
 2 Includes deferred income tax benefit of $40,973.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(thousands, except per share amounts)

2001 Quarter Ended
------------------

                                                      Dec. 31         Sept. 30        June 30          March 31
                                                      -------         --------        -------          --------
  Net sales                                          $276,021         $39,991         $28,315          $235,202
  Gross profit                                        213,584          23,651          21,188           182,399
  Net earnings (loss)                                  98,506         (18,974)         (9,223)           78,651

  Net earnings (loss) per share:
    Basic                                               $0.46          ($0.09)         ($0.04)            $0.37
    Diluted                                             $0.45          ($0.09)         ($0.04)            $0.36

2000 Quarter Ended
------------------

                                                      Dec. 31         Sept. 30          June 30         March 31
                                                      -------         --------          -------         --------
  Net sales                                          $227,394          $47,246         $25,387          $195,776
  Gross profit                                        172,890           31,472          13,373           150,748
  Earnings (loss) before cumulative
  effect of a change in accounting
  principle                                            79,442            8,440          (5,303)           62,398
  Net earnings (loss)                                  79,442            8,440          (5,303)           28,577
  Earnings (loss) per share before
  cumulative effect of change in
  accounting principle:
    Basic                                               $0.38            $0.04          ($0.03)            $0.30
    Diluted                                             $0.36            $0.04          ($0.03)            $0.29
  Net earnings (loss) per share:
    Basic                                               $0.38            $0.04          ($0.03)            $0.14
    Diluted                                             $0.36            $0.04          ($0.03)            $0.13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are pleased to report to you on our financial condition and results of operations. During 2001, MedImmune achieved total revenues of $618.7 million, a 14% increase from 2000, and net earnings grew 34% to $149.0 million. The following discussion should be read in conjunction with the accompanying financial statements and related notes.

OVERVIEW

Since inception,  we have incurred  significant  operating expenses  developing our products and experienced  substantial  operating losses until achieving  profitability in 1998. The profitability was driven by sales of Synagis, our second generation anti-RSV drug which was approved by the FDA on June 18, 1998 and by the  Centralized  European  Agency for the  Evaluation  of Medicinal  Products
("EMEA") in August 1999.  Synagis is approved in the United States for the  prevention of serious  lower  respiratory  tract disease caused by RSV in pediatric patients at high risk for RSV disease.  Because of the seasonal nature of RSV, limited sales, if any, are expected during the second and third quarters of any calendar year,  causing results to vary  significantly from quarter to quarter.
Synagis  sales for the 2000/2001 and  1999/2000  RSV seasons  totaled $480 million and $357  million,  respectively.  We also market
CytoGam for the attenuation of primary CMV disease in kidney, lung, liver, pancreas and heart transplant patients,  and RespiGam for the prevention of serious lower  respiratory  tract infection caused by RSV in children under 24 months of age with BPD or a history of prematurity. RespiGam, our first generation anti-RSV drug, has been largely replaced in the marketplace by Synagis.

In November 1999, we completed a merger with U.S. Bioscience,  Inc. ("USB", now known as MedImmune Oncology,  Inc.) in a transaction accounted for as a pooling-of-interests.  As a consequence,  historical results of MedImmune and USB have been combined. In addition to gaining clinical,  marketing and sales personnel  specializing in oncology,  we also added three approved products to our product portfolio,  including two oncology products.  Ethyol was approved by the FDA in December 1995 as a selective cytoprotective agent to reduce the cumulative renal (kidney) toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer.  In 1996,  the label was expanded to include  patients  with  non-small  cell lung cancer  ("NSCLC").  The label was further expanded in June 1999 to include the prevention of severe dry mouth caused by post-operative radiation treatment in certain head and neck cancer patients.  Ethyol was made commercially  available by our United States distribution partner, ALZA Corporation ("ALZA"), in March 1996.

On October 1, 2001,  we  accelerated  the return to  MedImmune  Oncology of  domestic  Ethyol  marketing  rights.  Thus,  we are now responsible  for all sales and  marketing  activities  for Ethyol in the United  States.  NeuTrexin,  introduced in January 1994, is approved for concurrent use with leucovorin  administration  (leucovorin  protection) as an alternative therapy for the treatment of moderate-to-severe  Pneumocystis  carinii pneumonia ("PCP") in  immunocompromised  patients,  including patients with AIDS. Hexalen, introduced in January 1991, is a cytotoxic drug for use as a single agent in the palliative treatment of patients with persistent or recurrent ovarian cancer. In November 2000, we sold this product to MGI Pharma for approximately $7.2 million plus future royalties.

During January 2002, we completed the acquisition of Aviron through an exchange offer and merger transaction valued at approximately
$1.6 billion, net of cash. Aviron is a biopharmaceutical  company headquartered in Mountain View, California,  focused on prevention of disease through innovative  vaccine  technologies.  Aviron's lead product candidate is FluMist, a live,  attenuated virus vaccine delivered as a nasal mist for the  prevention of influenza.  We believe our experience in research and  development,  manufacturing, marketing,  and regulatory  affairs are well suited to enhance  Aviron's  current efforts to gain regulatory  approval to market the product.

Our acquisition of Aviron will be accounted for as a purchase business combination and,  consequently,  the results of operations of
Aviron will be included in our consolidated  operating results  effective  January 10, 2002. Under the terms of the transaction,  we exchanged  approximately  34.0 million of our common shares for  approximately  31.6 million  shares of Aviron common stock,  and an additional 7.1 million of our common shares are issuable upon exercise of Aviron's  outstanding  options and warrants.  In addition, holders of Aviron's  $200 million of  convertible  notes will be able to convert the notes into a total of 3.4 million of our common shares at a conversion price of $58.14 per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated  financial  statements requires us to make estimates and judgments with respect to the selection and application  of  accounting  policies  that affect the  reported  amounts of assets,  liabilities,  revenues and  expenses,  and the disclosures of contingent  assets and liabilities.  We base our estimates on historical  experience and on various other assumptions that are believed to be  reasonable  under the  circumstances,  the results of which form the basis for making  judgments  about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following  critical  accounting  policies and  significant  judgments and estimates  have the greatest  impact on the preparation of our consolidated financial statements.

Product Sales - We generally sell our products to a limited number of wholesalers and distributors.  We recognize revenue on product sales when  persuasive  evidence of an  arrangement  exists,  delivery has occurred,  the sales price is fixed or  determinable  and collectibility  is probable.  These  criteria are  generally  met when the product is received by our  customers.  In certain of the
Company's distribution agreements the total sales price received from the customer is variable based, in part, on the end-user sales price. When all of the other revenue criteria have been met, the Company  recognizes  revenue to the extent that the customer has an obligation  to pay, if the  customer  has limited or no control  over the  end-user  sales price and,  accordingly,  any  subsequent adjustments to the recorded revenue are not expected to be significant.  Subsequent adjustments to recorded revenue that result from variances between amounts  previously  invoiced and the total sales price received are recorded as an adjustment to product sales in the quarter in which they become known. Product sales are recorded net of allowances for estimated chargebacks,  government rebates, discounts, returns, and other reductions to product sales. Both in the United States and elsewhere, sales of pharmaceutical products depend on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans.
Third-party payors are increasingly  challenging the prices charged for products,  and are limiting  reimbursement levels offered to consumers for these products,  possibly resulting in an incremental reduction of reimbursements from third-party payors.  Synagis is currently widely  reimbursed by Medicaid and other  government  programs.  The Company  estimates the portion of its sales that will occur to this  end-user  market and  records  allowances  at a level that  management  believes  is  sufficient  to cover  estimated requirements for rebates.  If our estimates of government rebates vary  significantly  from actual results,  adjustments to recorded revenues may be required.

Contract  Revenues  -  We  recognize  revenue  from  upfront  and  milestone  payments  under  collaborative  agreements  using  the contingency-adjusted  performance  model for revenue  recognition.  Under this method,  payments received that are related to future performance  are deferred and  recorded as revenues as they are earned over  specified  future  performance  periods.  The amount of revenue  recognized during each period is based on a  percentage-of-completion  model of actual costs incurred relative to the total projected costs to be incurred under the  collaborative  agreement.  When the performance  criteria for a  non-refundable  milestone payment are met, the cost of the effort that has been incurred to date is divided by the total projected costs under the development arrangement (i.e., ratio of performance),  and revenue is recognized for that milestone to the extent of the ratio of performance to date.  We follow this method since  reasonably  dependable  estimates  of the revenue and costs  applicable  to various  stages of a collaboration  agreement  can be made.  Recognized  revenues  are subject to  revisions as the  collaboration  efforts  progress and estimated costs to complete are revised. Revisions in revenue estimates are recorded to income in the period in which the facts that give rise to the revision become known.

Trade Receivable Bad Debt Reserves - We maintain  allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make  required  payments.  If the financial  condition of our  customers  were to  deteriorate,  resulting in an impairment of their ability to make payments, additional allowances may be required.

Co-promotion Expenses - In connection with our agreement with Abbott Laboratories to co-promote Synagis in the United States, we are required to pay Abbott an increasing  percentage of net domestic sales based on Abbott  achieving  certain sales thresholds over the annual  contract  year. The contract year extends from July to June each year and generally  coincides  with the annual  respiratory syncytial virus ("RSV") season, which occurs primarily in the fourth and first quarters in the Northern Hemisphere.  We estimate our net sales and resulting  co-promotion  expense for the entire  contract year to determine a  proportionate  percentage of expense to apply across all Synagis sales during that contract year. Any  adjustments  to the  co-promotion  expense that result from variances between estimated and actual net sales are recorded as an adjustment to expense in the quarter they become known.  During 2001, 2000 and 1999, the adjustments were immaterial.  If actual net sales are  significantly  different from the estimates,  the adjustment to co-promotion expense may be significant.

Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.
While we have  considered  future  taxable  income and ongoing tax  planning  strategies  in  assessing  the need for the  valuation allowance,  in the event we were to determine that we would be able to realize  deferred tax assets in the future in excess of their net recorded  amount,  an  adjustment to the deferred tax asset would  increase  income in the period such  determination  was made.
Likewise,  should we  determine  that we would not be able to realize all or part of the net  deferred  tax asset in the future,  an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Inventory Reserves - We record an inventory reserve for estimated  obsolescence or unmarketable  inventory in an amount equal to the difference  between the cost of inventory  and the  estimated  market value based upon  assumptions  about future  demand and market conditions. If actual market conditions are less favorable than those projected by management,  additional inventory reserves may be required.

Other  Operating  Expenses - We currently  record in other  operating  expenses  charges from the plasma  production  section of the
Frederick facility, which currently has excess capacity. These charges are expected to continue for the foreseeable future until the plasma production section of the facility is fully utilized for its intended purpose.

Investments - We record investments in marketable  securities at fair value, with unrealized gains and losses reported,  net of tax, as a component of other comprehensive  income. The fair value of these investments is sensitive to changes in interest rates and the credit-worthiness  of the security issuers.  We hold minority interests in companies having operations or technology in areas within our strategic  focus,  some of which are publicly traded and have highly volatile share prices.  We record an investment  impairment charge when we believe an investment  has  experienced a decline in value that is  other-than-temporary.  Adverse  changes in market conditions or poor operating results of underlying investments could result in future losses.

Derivative  Financial  Instruments  - We have  contracts  for the future  purchase of  inventory  which are  denominated  in foreign currencies.  To hedge the effect of fluctuating foreign currencies in our financial  statements,  we periodically enter into foreign forward  exchange  contracts which allow us to purchase,  for a fixed price on a specific date in the future,  the amount of foreign currency necessary to pay for the contractual  purchase of inventory.  We enter into foreign exchange forward contracts for purposes of hedging future cash flows, and never for speculative or trading purposes.  We record all derivative financial  instruments on our balance sheet at fair value, with changes in the fair value reported in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction,  and if so, depending on the type of hedge transaction. The gains and losses on these derivatives that are reported in other comprehensive income are reclassified as earnings in the periods in which the related inventory is sold.  Fluctuations in the anticipated  payment date for the inventory could create hedge  ineffectiveness, which could give rise to gains or losses for the fair value of the hedge.

Commitments and Contingencies - We have entered into  manufacturing,  supply and purchase  agreements in order to provide production capability  for our products,  and to provide a supply of certain raw materials.  We are involved in litigation  and  administrative proceedings  arising in the ordinary course of business.  We evaluate potential loss contingencies on a regular basis and accrue any such losses if and when they become probable and reasonably estimable. Future changes in our assessment of the probability of a loss contingency could have a material impact on our results of operations in the period the assessment changes.

RESULTS OF OPERATIONS

2001 Compared to 2000

Revenues

 Product Sales (In  Millions)                      2001            2000
                                                            ----            ----

          Synagis                                          $516.4          $427.0

          CytoGam                                          $ 32.3           $36.5

          Ethyol                                           $ 20.3           $21.4

          Other Products                                   $ 10.5           $10.9

          TOTAL                                            $579.5          $495.8

Product sales of $579.5 million in 2001 grew 17% over 2000 levels of $495.8 million primarily due to increased sales of Synagis, and were also impacted by our reacquisition of Ethyol domestic marketing rights from ALZA. Synagis,  our largest product,  accounted for approximately 89% and 86%,  respectively,  of our 2001 and 2000 product sales. Sales of Synagis for the year ended December 31, 2001 increased 21% over 2000.  Contributing to the growth in 2001 sales was a 20% increase in domestic Synagis sales to $479.7 million in
2001 from $399.5 million in 2000. The growth was attributable to increased demand in the United States,  resulting in a 19% increase in domestic  sales unit volumes,  and a 3.6% increase in the domestic  selling price of Synagis  effective in the second  quarter of
2001.  The increase in sales was  partially  offset by an increase in Medicaid  rebates,  which are  accounted for as a reduction to product  sales,  as Synagis  usage by  patients  eligible  for  Medicaid  grew over the prior  year.  Contributing  to the growth in international  sales  during  2001 was an  increase  in the per unit  sales  price  recognized  upon  delivery  of product to Abbott
International  ("Abbott") under the terms of our international  distribution agreement.  The terms of the distribution agreement (a)
mandated an increase in the transfer  price  effective  May 1, 2001 and (b) requires  the entire  purchase  price to be payable upon delivery of product to Abbott.  Under the revised terms,  the price earned by the Company is  determinable  at the time of delivery.
Under the previous contract terms, the Company invoiced Abbott and recognized  revenue on sales to Abbott when Synagis was delivered based on a contractually stipulated transfer price, which approximated 60 percent of the ultimate revenue value to us. Following the end of each quarter,  Abbott remitted a report to us detailing end-user sales for the quarter along with an additional amount due in excess of the transfer  price.  We recognized  revenue for the  additional  amount due in excess of the transfer price at that time.
Units  shipped to Abbott  during 2001  decreased  approximately  16% from 2000,  which we believe  reflects  reductions  in Abbott's inventory stocking levels rather than reduced product demand by end users.  Furthermore,  we have been working with Abbott to expand the number of countries where we are licensed to sell Synagis. As of February 1, 2002,  international  registrations have been filed in 58 countries for the approval of Synagis,  for which  approval in the United States and 46 foreign  countries had been  obtained.
There can be no assurance that approvals by the appropriate regulatory authorities will continue to be granted. Additionally, we may not receive pricing and reimbursement approvals in countries where we have received regulatory approval.

CytoGam accounted for approximately 6% of our 2001 product sales,  compared to 7% in 2000.  CytoGam sales decreased to $32.3 million in 2001 from $36.5 million in 2000, a decrease of 12%.  Domestic sales units decreased 21%, which was partially offset by a domestic price increase of 8% effective in the second quarter of 2001 and a decrease in government rebates for the product. We believe that a portion of the CytoGam sales that occurred in 2000 were the result of product  substitution  occurring because of the then worldwide shortage of standard IVIG products.  In late 2000, the supply of standard IVIG products  increased,  and certain  Medicaid  agencies began to limit or discontinue reimbursement of CytoGam as a substitute for IVIG. Thus, CytoGam sales for the year ended December 31,
2001 relating to product substitution decreased significantly. We expect the future use of CytoGam as a substitute for standard IVIG products will be limited.

Ethyol accounted for approximately 4% and 5% of our product sales in 2001 and 2000, respectively.  Ethyol revenues decreased 5% from
$21.4  million in 2000 to $20.3  million in 2001.  Sales of Ethyol for the year ended  December 31, 2001 were  impacted by our early assumption  of domestic  marketing  responsibility  for Ethyol from ALZA.  The  transfer of marketing  responsibility  from ALZA was originally  scheduled to occur in April 2002. However, in September 2001, we reached an agreement with ALZA to accelerate to October
1, 2001 the transfer to us of Ethyol marketing  rights.  In anticipation of that transfer,  we ceased sales of Ethyol to ALZA during the third quarter of 2001,  and we purchased  ALZA's  remaining  Ethyol  inventory as of September 30, 2001,  which we recorded as a reduction to product sales in the amount of $2.3 million.  In addition,  we believe ALZA's domestic marketing focus on Ethyol during the first nine  months of 2001 was  adversely  affected  by the  acquisition  in 2001 of ALZA by Johnson & Johnson  which,  in turn, adversely affected ALZA's 2001 sales of Ethyol. Beginning October 1, 2001, we record all revenues from domestic sales of Ethyol and, beginning  April 1, 2002,  we will pay ALZA a declining  royalty for nine years  thereafter  based on sales of Ethyol in the U.S. We recorded net domestic  product sales of Ethyol of $12.7 million during the fourth quarter of 2001.  Prior to October 1, 2001, we had recorded Ethyol domestic product sales based on a price of 25% to 35% of ALZA's net unit selling price. Our  international  sales of
Ethyol to our distribution  partner,  Schering-Plough  Corporation  ("Schering"),  declined  slightly to $6.0 million during 2001 as compared to $6.5 million in 2000, as unit sales decreased 3%. We record Ethyol international  product sales based on a percentage of
Schering's  end user sales.  We believe the decrease in  international  sales was primarily due to reductions in inventory  stocking levels at our international distribution partner.

Sales of other  products  in 2001,  which  include  sales of  NeuTrexin,  RespiGam,  and  by-products  that  result from the CytoGam manufacturing  process,  were  comparable  to 2000 sales.  Results for the year ended  December 31, 2000 also  included net sales of
Hexalen. We sold this product to MGI Pharma in November 2000 and, therefore we no longer record product sales of Hexalen; rather, we recognize royalty income and other income pursuant to our agreement with MGI Pharma, which are included in other revenues for 2001.

The level of future  product  sales will be dependent on several  factors,  including,  but not limited to, the timing and extent of future  regulatory  approvals of our products and product  candidates,  availability  of finished  product  inventory,  approval and commercialization of competitive products and the degree of acceptance of our products in the marketplace.

Other revenues for the year ended  December 31, 2001 decreased $5.5 million,  or 12%, to $39.2 million in 2001 from $44.7 million in
2000. Other revenues during both years consisted  primarily of revenues under  collaborative  agreements.  We recognized  revenue of
$21.4 million in 2001 versus $21.1 million in 2000 related to upfront and milestone  payments under these  agreements.  We recognize non-refundable  fees and milestone  payments in connection  with research and development  and  commercialization  agreements as the contractual  obligations and performance  requirements are fulfilled,  using the contingency  adjusted performance model for revenue recognition.  Under this method, the amount of revenue recognized during each period is based on a percentage of completion model of actual costs incurred relative to the total projected costs. The expected timing of revenues to be recognized through 2005 under the major collaborative agreements for which we have deferred a portion of the upfront and milestone payments received, based on current estimates of costs to complete, are as follows (in thousands):

                                                      2002          2003         2004         2005
                                                      ----          ----         ----         ----
Abbott Laboratories                                  $7,500        $2,700         $--          $--
GlaxoSmithKline                                         700            --          --           --
Schering-Plough Corporation                             400           400         400          400
                                                     ------        ------        ----         ----
Total                                                $8,600        $3,100        $400         $400
                                                     ======        ======        ====         ====

Future changes in estimated total costs or differences between actual costs and projected costs in any one period could cause the actual recorded amounts to differ from the projected amounts.

Other revenues also include research funding from GlaxoSmithKline  ("GSK") for the development of an HPV vaccine.  Funding decreased
$5 million to $2.8 million in 2001, as our  responsibilities  under the collaboration  agreement,  primarily Phase I and II clinical trials and preparation of clinical  material,  are nearing  completion.  Other revenues during 2001 also include  approximately $5.3 million in 2001 and $1.2 million in 2000 from MGI Pharma related to the agreement for the sale of our Hexalen business. During 2001, we also entered into an agreement to sell excess  production  capacity to a third party and recorded $7.5 million in other  revenues under the arrangement. Other revenues in both years also include royalty income from ALZA in accordance with the terms of the Ethyol distribution agreement.  Other revenues during 2000 also included $10.0 million related to the license agreement signed with GSK for our Streptococcus  pneumoniae  vaccine  technology.  The level of contract revenues in future periods will depend primarily upon the extent to which we enter into other  collaborative  contractual  arrangements,  if any,  and the extent to which we achieve  certain milestones provided for in existing agreements.

Cost of Sales - Cost of sales for 2001 increased 9% to $138.7 million from $127.3 million in 2000 due to increases in sales volumes.
Gross margins for the year ended December 31, 2001 improved to 76% from 74% for the year ended  December 31, 2000.  Gross margins in
2001 were  principally  improved as a result of  increased  sales of Synagis,  which has more  favorable  margins,  as well as lower manufacturing costs following  implementation of an improved  manufacturing  process at the Frederick  Manufacturing  Center ("FMC")
which increases Synagis yields.  Additionally,  margins in 2000 were adversely affected by a $2.4 million charge associated with the write-off of certain Synagis  inventory,  as a result of a contamination in the manufacturing  process at the FMC, as well as a $1.5 million charge associated with the write-off of by-product  inventory  associated with our plasma production  activities.  We expect that gross margins may vary significantly from quarter to quarter,  based on the product mix. We expect that on an annual basis, our gross margin percentage for 2002 should be lower than 2001, as a result of expenses for initial  manufacturing  operations of Aviron in anticipation of possible FDA approval of FluMist, which may or may not be granted.

Research and Development  Expenses - Research and development  expenses of $83.0 million in 2001 increased 25% from $66.3 million in
2000,  primarily due to a larger number of active clinical trials.  During 2001, we initiated nine new clinical trials and completed patient  enrollment in 12 trials.  Currently,  our clinical trials include a Synagis Phase 3 study in infants with congenital  heart disease,  a trial with adults using a liquid  formulation  of Synagis,  three Phase 2 and one Phase 1 human  papillomavirus  vaccine trials,  one Phase 1 trial and three Phase 2 trials for use of MEDI-507 in  psoriasis  patients,  two Phase 2 trials for our urinary tract  infection  (UTI) vaccine,  and two Phase 1 and one Phase 2 Vitaxin  trials.  In addition,  to  accommodate  more research and development  activity,  we expanded our workforce and  facilities,  resulting in increased  wages and occupancy  expense.  We expect clinical spending to increase significantly in the coming quarters as more of our product candidates move into the clinic, we expand trials on  products  already in the  clinic,  and we include  Aviron's  expenses in our  results.  Additionally,  we expect to incur significant  charges in 2002 for the write-off of purchased  in-process  research and  development  relating to our  acquisition  of
Aviron.  We are  currently  performing a valuation of all tangible and  intangible  assets and  liabilities,  including the acquired in-process research and development. Preliminarily, we have estimated that $1,145 million of the purchase price will be allocated to in-process  research and  development,  and will be recognized as an expense during the first quarter of 2002. We expect to finalize the valuation of the purchased in-process research and development by March 31, 2002.

During 2001, we incurred  significant costs related to the development of various products and product candidates.  A summary of our more significant research and development efforts is as follows:

                                                                                        Stage of
Development-Stage Products                          Description                        Development
--------------------------                          -----------                        -----------
Synagis                         Potential treatment of RSV in infants with
                                congenital heart disease                                 Phase 3
Siplizumab                      Potential treatment for psoriasis                        Phase 2
Urinary tract infection         Potential vaccine to prevent urinary tract
     vaccine                    infections caused by E. coli                             Phase 2
Human papillomavirus vaccine    Potential vaccine to prevent cervical cancer             Phase 2
Vitaxin                         Potential anti-angiogenic product to impede tumor
                                growth, and potential rheumatoid arthritis therapy       Phase 1

The  development-stage  efforts listed above and other research and development  projects may never reach clinical  trials,  achieve success in the clinic,  be submitted  to the  appropriate  regulatory  authorities  for  approval,  or be approved for  marketing or manufacturing by the appropriate regulatory  authorities.  Further, we rely on numerous third parties to assist us in various stages of the  development  process.  Should  they be unable to meet our needs,  we may incur  substantial  additional  costs.  Any of such uncertainties, if they should occur, could have a material adverse effect on our financial condition and results of operations.

Selling,  General, and Administrative Expense - Selling,  general and administrative  ("SG&A") expense was $194.8 million and $157.3 million in 2001 and 2000, respectively,  an increase of 24%. As a percentage of product sales, SG&A expense increased to 34% in 2001 from 32% in 2000. A portion of the increase in SG&A expense in 2001 versus 2000 is reflective of expenses related to our accelerated acquisition of Ethyol marketing rights from ALZA. We recorded $13.4 million in termination fees relating to our agreement with ALZA.
In addition,  we incurred  increased  salary and related  expenses for the expansion of our Ethyol sales force of  approximately  40 additional sales  representatives  and increased  marketing expenses for the relaunch of Ethyol during the second half of 2001. SG&A expense also increased due to increased wage and related  expenses for our pediatric  sales force which was  established in mid-year
2000, costs for expanded Synagis  marketing  programs,  and increased  co-promotion  expense to the Ross Products Division of Abbott
Laboratories for the promotion of Synagis in the United States.  Co-promotion expense is based on a percentage of net domestic sales of Synagis and thus increases as net domestic  Synagis sales increase.  Offsetting  these increases was a decrease in legal expenses from 2000, as several  legal matters  outstanding  in 2000 have since been  resolved.  For 2002, we expect SG&A expenses to decrease slightly as a percentage of total revenues.

Other Operating Expenses - Other operating expenses,  which reflect  manufacturing  start-up costs and other  manufacturing  related costs, increased in 2001 to $9.6 million from $9.2 million in 2000. The slight increase is mainly attributable to charges in 2001 of
$1.3 million to record certain plasma inventories at their net realizable value. The plasma was intended for the start-up operations of our  manufacturing  plant and was not approved  for use in the current  production  process.  In December  2000,  the FDA granted approval of an amendment to the Biologic License  Application for CytoGam to allow us to perform a portion of the CytoGam production process at our Frederick  facility.  Currently,  the plasma production section of the Frederick facility has excess capacity,  which results in charges to other operating  expenses.  These charges are expected to continue for the foreseeable future until the plasma production section of the facility is fully utilized.  Other operating expenses are expected to increase  significantly in 2002 as a result of  manufacturing-related  and start-up costs associated with Aviron's operations in anticipation of possible FDA approval of
FluMist, which may or may not be granted.

Interest Income and Expense - We earned interest income of $36.5 million during 2001 versus $29.6 million in 2000, reflecting higher cash balances  available for  investment  and a shift in our  investment  strategy to include  investments  with longer  maturities, partially offset by a decline in interest rates which lowered our portfolio yield. Interest expense was comparable in 2001 to 2000.

Taxes - We recorded income tax expense of $79.5 million for the year ended December 31, 2001,  resulting in an effective tax rate of
34.8%.  This compares to tax expense of $64.4 million  recorded for the year ended December 31, 2000, based on an effective tax rate of 30.8%.  The variation in the effective tax rate for 2001 versus 2000 results from  differences in the amount of credits taken for research and development activities and credits earned for orphan drug status of certain research and development activities.  These credits will vary from year to year  depending on the activities of the Company.  In addition,  due to state tax law changes for the year ended  December  31,  2001,  the value of our state  deferred  tax assets  decreased.  We believe  this  change in tax law will ultimately lower our tax rates; however, we were required to reduce our deferred tax assets and accompanying  valuation allowance to value  them at the new rate,  resulting  in a $2.4  million  additional  charge  to tax  expense  during  2001.  We expect  that our year-to-date effective tax rate in future periods will approximate our statutory rate of 37.0%.

Cumulative Effect of a Change in Accounting Principle - We recorded a non-cash charge to 2000 earnings of $33.8 million, net of tax, or $0.16 on a diluted per share basis, as the cumulative  effect of a change in accounting  principle for the  implementation of SAB
101. The adjustment was applied to the first quarter of 2000 as required by the SAB and includes amounts recognized as revenue prior to 2000. These amounts related to up-front  payments or milestone  payments which we received in prior years under  arrangements for which  performance  obligations  related to the  up-front or milestone  payments  had been met, but for which we were  contractually obligated to perform additional  research and development  activities or other activities in future periods.  Accounting  principles generally  accepted in the United States  previously  required us to record the revenue from the up-front and milestone  payments as received, when the performance obligations associated with those payments had been fully met. However, following the adoption of SAB
101, accounting principles generally accepted in the United States now require that we recognize the revenue received in conjunction with up-front or milestone payments over the remaining performance period under the contract as those obligations are fulfilled.

Net earnings - Earnings for the year ended December 31, 2001 were $149.0  million,  compared to earnings for the year ended December
31, 2000 of $145.0 million,  before the cumulative effect of a change in accounting principle of $33.8 million. Net earnings for the year ended  December 31, 2001 were $149.0  million,  or $0.70 basic and $0.68 diluted  earnings per share.  Shares used in computing basic and diluted  earnings per share were 213.4 million and 220.1 million,  respectively.  Net earnings for the year ended December
31, 2000, which include the cumulative  effect of a change in accounting  principle,  were $111.2 million,  or $0.53 basic and $0.50 diluted  earnings per share.  Shares used in computing  basic and diluted  earnings per share were 209.1 million and 220.4  million, respectively.

We do not believe inflation had a material effect on our financial statements.

These results were consistent with our objectives for the year and with the continued development of our products.  The factors that affected 2001 results may continue to affect near-term financial results.

2000 Compared to 1999

Revenues

 Product Sales (In  Millions)                      2000            1999
                                                            ----            ----

          Synagis                                          $427.0          $293.0

          CytoGam                                            36.5            34.7

          Ethyol                                             21.4            19.6

          Other Products                                     10.9             9.5

          TOTAL                                            $495.8          $356.8

Product sales in 2000 increased 39% to $495.8 million.  The increase was attributable to a number of factors including:

An  increase  in sales of  Synagis,  our  largest  product,  which  accounted  for 86% and 82% of our 2000 and 1999  product  sales, respectively.  Sales of Synagis in 2000 increased 46% to $427.0 million over 1999 sales of $293.0 million. Increased domestic demand for the product resulted in a 35% increase in unit volume. A 3.1% domestic price increase which took effect in the second quarter of
2000 also contributed to the sales increase.  International sales increased 233% to $27.5 million in 2000 and reflected primarily an increase in unit  volume of 215% over the prior year,  following  approval  of Synagis by the EMEA in August  1999.  The unit volume increase  reflected greater demand for the product as well as inventory stocking by Abbott  International.  Sales made to Abbott may not reflect the ultimate demand for the product by the end users. Abbott International acts as our exclusive distributor for Synagis sales outside of the United  States.  The terms of our agreement  with Abbott provide for us to receive 40 to 50 percent of end user sales. We initially recognized sales to Abbott when Synagis was shipped to Abbott based on a contractual, guaranteed transfer price;
this amount  approximated  60 to 75 percent of the total sales revenue  expected to be received for each vial.  Following the end of each quarter,  Abbott  remitted a report to us detailing end user sales by Abbott for the quarter and we recognized  revenue for the additional  amount due in excess of the transfer price and up to 40 to 50 percent of the end user selling price.  As of December 31,
2000, we and Abbott  International  had filed  international  registrations  in 58 countries  for the approval of Synagis,  of which approvals in 43 countries had been obtained.

CytoGam sales  increased to $36.5 million,  or 5% over 1999 sales of $34.7  million.  We believe that a portion of the CytoGam sales that  occurred  in both years was the result of product  substitution  occurring  because of a worldwide  shortage of standard  IVIG products.  During 2000, the supply of standard IVIG products increased,  and certain Medicaid agencies began to limit or discontinue reimbursement  of CytoGam as a  substitute  for IVIG.  Thus,  we  believe  CytoGam  sales for the 2000  period  relating  to product substitution  decreased  significantly.  Partially  offsetting the decrease in the substitution  business was a moderate increase in usage in transplantation.  Overall,  unit volumes decreased 5% domestically and 40% internationally  when compared to the 1999 year.
Despite the unit volume decrease,  sales dollars  increased due to a domestic price increase of approximately 7% implemented  during the second quarter of 2000, and due to decreased government rebates paid for the product,  principally for Medicaid,  related to the
IVIG substitution sales.

Sales of Ethyol increased  approximately 9% to $21.4 million over 1999 sales of $19.6 million.  Ethyol was sold through distribution partners in the United States and internationally; we received a percentage of end user sales and recorded all related cost of goods sold. In 2000,  revenue for Ethyol from ALZA,  our United  States  distributor,  was $14.8 million  versus $14.0 million in 1999. We achieved an increase in sales volumes of 7% domestically and 9%  internationally as a result of increased demand by the distribution partners.  Sales made to our distribution partners may not reflect the ultimate demand for the product by the end users. In 2000, we estimated  that end user demand for Ethyol in the United States  increased by  approximately  28%. The  difference  between end user demand and demand from our distributor represents fluctuations in wholesaler and distributor inventories.

Sales of other products in 2000 increased $1.4 million, or 15% from the prior year. Sales of other products included primarily sales of NeuTrexin and RespiGam. Also included in other product sales were sales of Hexalen. In November 2000, we sold this product to MGI
Pharma.

Other revenues for the year ended December 31, 2000 of $44.7 million  increased 68% from 1999 other revenues of $26.6 million.  This increase was largely due to the  implementation of SAB 101 in the fourth quarter of 2000,  retroactively to January 1, 2000. SAB 101 summarizes  certain of the SEC's views in applying  generally  accepted  accounting  principles to certain  revenue  transactions in financial statements.  The implementation of SAB 101 included amounts previously recognized as revenue relating to up-front payments or milestone payments received by us in prior years under arrangements for which performance  obligations related to the up-front or milestone  payments  had been met, but for which we were  contractually  obligated to perform  additional  research and  development activities or other activities in future periods.  Generally accepted  accounting  principles  previously  required us to record the revenue from the up-front and milestone payments as received,  when the performance  obligations  associated with those payments had been fully met. However,  following the adoption of the SAB, generally accepted  accounting  principles now require that the revenue received in conjunction with up-front or milestone  payments be recognized over the remaining  performance period under the contract as those obligations are fulfilled.  In accordance with the SAB, we recognized $21.1 million in licensing revenues for the year 2000 related to up-front fees and milestone  payments  received in prior years.  Excluding  these  revenues,  other  revenues  would have decreased  $3.0  million,  or 11%,  as compared  to 1999's  level of $26.6  million,  and  included  primarily  $10.0  million  from
GlaxoSmithKline  ("GSK")  related to the sale of our  Streptococcus  pneumoniae  vaccine  technology,  $7.8  million  earned under a collaborative  agreement with GSK for HPV vaccine development,  and royalty income due from ALZA in accordance with the terms of the
Ethyol  distribution  agreement.  Other revenues in 1999 primarily included $6.2 million received under the HPV vaccine  development collaboration with GSK and a payment of $15.0 million from Abbott upon European approval of Synagis.

Cost of Goods Sold - Cost of goods sold rose 41% in 2000 to $127.3 million versus $90.2 million in 1999. This increase was primarily a result of increased  2000 sales volumes.  Gross margins were 74% for 2000, as compared to 75% for 1999.  Included in cost of goods sold for 2000 was a $2.4 million charge associated with the write-off of certain Synagis inventory as a result of a contamination in the  manufacturing  process at the FMC, as well as a $1.5 million  charge  associated  with the  write-off of  by-product  inventory associated with our plasma production activities. We expect gross margins to vary from quarter to quarter, based on the product mix.

Research and Development  Expenses - Research,  development and clinical  spending  expenses  increased 11% over the prior year from
$59.6  million in 1999 to $66.3  million  in 2000,  primarily  due to higher  expenditures  on our  clinical  trials  and  increased infrastructure costs needed to support the growing number of ongoing clinical trials. We are currently administering multiple trials for our products,  primarily including:  Synagis in infants with congenital heart disease,  human papillomavirus vaccine trials, and several trials using MEDI-507.

Selling,  General, and Administrative Expense - Selling, general and administrative  ("SG&A") expense was $157.3 million in 2000 versus $139.4 million in 1999, an increase of 13%. As a percent of product sales, however,  SG&A expenses in 2000 decreased from
39% of product sales in 1999 to 32% of product sales in 2000. 1999 expenses  included one-time items of $21.2 million for merger and severance  related costs  associated with the acquisition of USB, which was completed on November 23, 1999. The charge  consisted of approximately  $14.7  million of  deal-related  costs (i.e.,  banking  fees,  audit and tax fees,  printing  fees,  and other fees), approximately $5.6 million of involuntary  employee  termination costs, and approximately $0.9 million of other costs. Of the amount expensed,  approximately $1.2 million of severance costs were accrued as of December 31, 1999. No material  adjustments were made to the accrual during 2000. A significant  portion of the increase in SG&A expense in 2000 related to co-promotion  expenses due to the Ross Products Division of Abbott Laboratories for the promotion of Synagis in the United States; these expenses increased as the domestic  sales for Synagis  increased.  Co-promotion  expense is recorded  ratably as a percentage of net domestic  Synagis  sales.
Further  increases in 2000 were  attributable  to wage and related  expenses  incurred in connection with the  establishment  of our pediatric  sales force during 2000 and legal costs related to several  outstanding  legal  matters,  including  those related to the
MediGene AG and Celltech matters.  During the fourth quarter of 1999, we favorably resolved a prior dispute with one of our partners resulting  in the  receipt of  approximately  $6.8  million.  Such  settlement  amount  was  recorded  as a  reduction  to  selling, administrative and general expense in the fourth quarter of 1999.

Other Operating  Expenses - Other operating  expenses,  which reflect  manufacturing  start-up costs,  decreased 47% in 2000 to $9.2 million from $17.4 million in 1999. Expenses in both years included start-up costs for the Company's Frederick  Manufacturing Center
("FMC").  Expenses in both the 2000 and 1999 periods  included  charges for the write-off of certain  equipment  associated with our plasma  production  activities of $1.8 million and $1.4 million,  respectively.  In December 2000, the FDA granted  approval for the amendment to the BLA for CytoGam to allow for a portion of the production of CytoGam at the Frederick facility.  We were granted FDA approval for the manufacture of Synagis at the Frederick facility in December 1999. Currently,  the plasma production section of the
Frederick facility has excess capacity.

Interest Income and Expense - Interest income  increased 134% to $29.6 million from $12.6 million in 1999 as a result of higher cash balances available for investment and increased yields on investments in the 2000 investment  portfolio due to more favorable market conditions. Interest expense in 2000 decreased due to debt paydowns.

Taxes - We recorded  income tax expense in 2000 of $64.4  million as compared  to a benefit of $7.1  million  recorded in 1999.  Our effective tax rate for 2000 was 30.8%.  The variation from the statutory rate of 38.6% was principally due to increased  credits for research and development expenditures and credits earned for orphan drug status of certain research and development activities.  The benefit in 1999 included the reversal of the valuation  allowance  against deferred taxes related to federal net operating losses of
USB in the amount of $41.0 million. The recognition of these deferred tax assets had no impact on our 1999 cash flows. Excluding the reversal of the valuation  allowance,  income tax expense would have been $33.9  million in 1999,  an effective  rate of 39.3%.  The variation from the statutory rate was also  principally  due to tax credits for research and  development  expenditures  and credits earned for orphan drug status of certain R&D expenditures, offset by the nondeductibility of certain merger related expenses.

Cumulative effect of a change in accounting  principle- We recorded a non-cash charge to 2000 earnings of $33.8 million, net of tax, as the cumulative  effect of a change in accounting  principle for the  implementation of SAB 101. The adjustment was applied to the first quarter of 2000 as required by the SAB and included amounts  previously  recognized as revenue related to up-front payments or milestone payments received in prior years under arrangements for which performance obligations related to the up-front or milestone payments had been met, but for which we are contractually  obligated to perform  additional  research and development  activities or other activities in future periods.  Generally accepted accounting  principles previously required us to record the revenue from the up-front and milestone  payments as received,  when the performance  obligations  associated with those payments had been fully met.
However,  following  the  adoption of the SAB,  generally  accepted  accounting  principles  required  that the revenue  received in conjunction  with up-front or milestone  payments be recognized  over the remaining  performance  period under the contract as those obligations are fulfilled.

Net Earnings - 2000 net earnings,  which included the  cumulative  effect of a change in accounting  principle,  were $111.2 million compared to 1999 net earnings of $93.4 million.  Basic earnings per share in 2000 of $0.53 on 209.1 million shares compared to basic earnings of $0.49 in 1999 on 190.4 million shares.  Diluted  earnings per share in 2000 of $0.50 on 220.4 million shares compared to diluted earnings per share in 1999 of $0.44 on 212.3 million shares.  Year 2000 earnings before the cumulative effect of a change in accounting  principle were $145.0 million, or $0.69 basic and $0.66 diluted earnings per share. Pro forma net income,  which assumed that SAB 101 had been applied  retroactively  to prior years,  was $145.0 million in 2000, or $0.69 basic and $0.66 diluted earnings per share. Pro forma net income in 1999 was $93.7 million,  or $0.49 basic and $0.44 diluted earnings per share.  1999 share and per share amounts have been restated to reflect the three-for-one stock split effected in June 2000.

We do not believe inflation had a material effect on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable  securities  were $787.7 million at December 31, 2001, an increase of 50% over 2000.  Working capital was $429.9 million at December 31, 2001,  versus $526.3  million at December 31, 2000.  The decrease in working  capital  reflects our decision during 2001 to invest a portion of our cash in longer-term investments, which are not included in working capital.

Operating Activities

Net cash provided by operating  activities  increased to $250.9 million in 2001 as compared to $173.0 million in 2000,  primarily as the result of higher earnings.  Additionally,  allowances for trade accounts receivable increased $9.6 million to adequately reserve for increased  government rebates primarily affecting Synagis sales.  Accounts payable and accrued expenses increased $25.5 million, primarily for increased amounts due to Abbott Laboratories for Synagis co-promotion expense, due to the increase in domestic Synagis sales, and $13.4 million for termination fees due to ALZA.

Investing Activities

Cash used for  investing  activities  during 2001  amounted to $188.2  million,  as  compared to $199.3  million in 2000,  excluding capitalized interest of $0.3 million.  Cash used for investing activities in 2001 included net additions to our investment portfolio of $168.4  million,  $10.0 million of which was an investment in  convertible  preferred  equity  securities of a strategic  partner related to the in-licensing of the IL-9 asthma antibody technology; $18.3 million for capital expenditures,  primarily for expansion of the Synagis  manufacturing area at our Frederick  manufacturing  facility and updated manufacturing and accounting systems; and a
$1.5 million investment in a strategic alliance for the research and development of a tumor-targeting particle.

Financing Activities

Financing activities generated $23.6 million in cash in 2001, as compared to $74.8 million in 2000.  Approximately $24.3 million was received upon the exercise of employee  stock options in 2001, as compared to $76.3 million  received in 2000,  reflecting the lower average price for our common shares during 2001. In 2001 and 2000,  repayments on long-term debt were $0.7 million and $1.5 million, respectively.

We are obligated in 2002 to provide $27.9  million in funding for various  clinical  trials,  research and  development  and license agreements with certain institutions. We have also agreed to make milestone payments in the future in the aggregate amount of $119.4 million,  the timing of which is uncertain  and dependent on the  occurrence of certain  events such as the granting by the FDA of a license for product marketing in the United States for some of the product candidates covered by the Company's  agreements.  We have firm  commitments  with BI for planned  production  through March 2004 for  approximately  43.7 million Euros,  payment for which is subject to manufacturing and delivery schedules.  During March 2002, we paid approximately $13.4 million to acquire 25 acres of land in Gaithersburg,  Maryland,  which will serve as the site of our new corporate headquarters.  We have contracted with a designer and general  contractor for the  construction of the new facility over the next several years, at a total estimated cost of $80 million.
The construction project is expected to break ground in April 2002 and we expect to take occupancy of the first phase in the fall of
2003. The Company's  existing funds,  together with funds contemplated to be generated from product sales and investment income, are expected to provide  sufficient  liquidity to meet the  anticipated  needs of the business for the  foreseeable  future,  absent the occurrence of any unforeseen events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  following  discussion  about our  risk-management  activities  includes  "forward-looking  statements"  that involve  risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Our primary  market  risks as of December 31, 2001 are the  exposures to loss  resulting  from  changes in interest  rates,  foreign currency  exchange rates,  and equity prices.  Market risk exposure with respect to interest rates and equity prices exceeds that of
December 31, 2000 due to the increase in the size of our investment portfolio.  Also, during 2001 we revised our investment strategy to include investments with longer maturities.

As of December 31, 2001, our excess cash balances are primarily  invested in marketable debt securities with investment grade credit ratings.  Substantially all of our cash and cash equivalents,  and short-term and long-term investments are held in custody by three major U.S. financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and,  therefore,  bear minimal risk. Our investments  include U.S.  corporate  commercial paper and debt securities,  international bank CD'S, and U.S. Government and Agency notes and bonds. The maturities range from three months to five years. Our investment guidelines are intended to limit the amount of investment exposure as to institution, maturity, and investment type. The fair value of these investments is sensitive to changes in interest rates. Further,  interest income earned on variable  rate debt  securities  is exposed to changes in the general  level of interest  rates.  The  following  table  presents principal  cash flows and  weighted  average  interest  rates by expected  maturity  dates for each class of security  with  similar characteristics.

                                                                                                             Fair
                                 2002        2003         2004         2005         2006        Total        Value
                                 ----        ----         ----         ----         ----        -----        -----
U.S. Government and
Agencies                     $     --     $    --     $     --      $    --     $  8,000     $  8,000     $  8,310
Interest Rate                      --          --           --           --          5.5%

Corporate Debt Securities    $141,375     $70,522     $117,375      $92,350     $108,735     $530,357     $556,494
Interest Rate                     4.5%        6.8%         5.9%         7.2%         6.0%

Foreign Bank CD's            $    --      $    --     $  6,000      $    --     $ 22,000     $ 28,000     $ 30,464
Interest Rate                     --           --          5.0%          --          7.4%

We are exposed to equity price risks  related to the  marketable  equity  securities  included in our  investment  portfolio.  As of
December 31, 2001, we owned  approximately  907,000 shares of stock in a  publicly-traded  company with which we previously formed a strategic  alliance.  In accordance with FAS 115,  "Accounting for Certain  Investments in Debt and Equity Securities," we value the investment  at its market  price.  Since the  company's  initial  public  offering in July 2000,  the market price of the shares has fluctuated  significantly.  We expect this  volatility to continue and,  thus, the value  assigned to this  investment  could change significantly  from its market value of $11.2  million at December 31,  2001.  For each one percent  change in the fair value of the underlying security,  the fair value of our investment would change by approximately $0.1 million. As of December 31, 2000, the fair value of the investment was $15.5 million.

During 2001, we invested approximately $10.0 million in the convertible preferred equity securities of a strategic partner, which is a publicly-traded  biopharmaceutical  company. In accordance with accounting  principles  generally accepted in the United States of
America,  we carry the investment at cost, adjusted for any  other-than-temporary  declines in value. We evaluate the investment for potential  other-than-temporary  impairments on a periodic  basis,  and  determined  that no such  other-than-temporary  impairments occurred during 2001.

Changes in interest rates do not affect interest expense incurred on our outstanding  indebtedness of $9.5 million and $10.3 million at December 31, 2001 and 2000,  respectively,  because the  borrowings  are in the form of notes which bear interest at fixed rates.
Maturities of long-term debt for the next five years are as follows:  2002, $0.8 million;  2003,  $0.8 million;  2004, $0.9 million;
2005, $0.9 million;  and 2006, $1.0 million.  The estimated fair value of our long-term debt at December 31, 2001 and 2000, based on quoted  market  prices or  discounted  cash flows at currently  available  borrowing  rates,  was $10.0  million and $10.9  million, respectively.

The Company's contract for the purchase of Synagis from BI is denominated in Euros.  Currently, we have firm commitments with BI for planned  production  through March 2004 for  approximately  43.7 million Euros,  payment for which is subject to  manufacturing  and delivery  schedules.  In an effort to reduce the impact of fluctuations in the rate of exchange between the U.S. Dollar and the Euro on the cost of the Company's purchases of Synagis,  the Company  periodically enters into foreign exchange forward contracts.  These contracts  permit the Company to purchase  Euros to fund a portion of its inventory  purchase  obligations at a fixed exchange rate.
Each contract  terminates on the day the Company expects to make payment for a shipment of Synagis.  The Company does not enter into foreign exchange forward contracts for speculative or trading  purposes.  As of December 31, 2001, the Company did not have any open foreign exchange  forward  contracts.  As of December 31, 2000, the Company had outstanding  forward Euro contracts in the amount of
$11.1 million, all expiring within one year. Fair value of the outstanding contracts at December 31, 2000 was $0.5 million.

On January 1, 2001, the Company adopted Financial Accounting Standards No. 133 ("SFAS 133"),  "Accounting for Derivative Instruments
and Hedging  Activities."  SFAS 133  establishes  new accounting and reporting  standards for derivative  financial  instruments and hedging  activities.  SFAS 133 requires that all derivative  instruments be recorded on the balance sheet at fair value.  Changes in fair value of  derivatives  are  recorded  each period in current  earnings or other  comprehensive  income,  depending on whether a derivative  is designated  as part of a hedge  transaction  and if it is,  depending on the type of hedge  transaction.  For foreign currency cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to inventory  purchases, changes in the fair value of the derivative  instruments  will be reported in other  comprehensive  income.  The gains and losses on these  derivatives  that are reported in other  comprehensive  income will be  reclassified  as earnings in the periods in which the related inventory is sold. The ineffective portion, if any, of all hedges will be recognized in current-period earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         MedImmune, Inc.
         Consolidated Balance Sheets
         (in thousands, except share data)

                                                            December 31, 2001            December 31, 2000
                                                            -----------------            -----------------
Assets
   Cash and cash equivalents                                        $ 171,255                    $  84,974
   Marketable securities                                              227,067                      406,455
   Trade receivables, net                                             108,902                      115,635
   Inventory, net                                                      50,836                       46,633
   Deferred tax assets                                                 27,280                       22,319
   Other current assets                                                 9,063                       11,796
                                                                   ----------                   ----------
     Total current assets                                             594,403                      687,812

   Property and equipment, net                                         95,402                       86,383
   Deferred tax assets, net                                           136,361                      194,761
   Marketable securities                                              389,368                       34,825
   Other assets                                                         3,852                        2,794
                                                                   ----------                   ----------
     Total assets                                                  $1,219,386                   $1,006,575
                                                                   ==========                   ==========

Liabilities and Shareholders' Equity
   Accounts payable, trade                                           $  5,873                   $    3,090
   Accrued expenses                                                    94,965                       72,159
   Product royalties payable                                           47,720                       40,553
   Deferred revenue                                                    13,839                       33,966
   Other current liabilities                                       ----------                    ---------
                                                                        2,149                        1,697
                                                                   ----------                    ---------
     Total current liabilities                                        164,546                      151,465

   Long-term debt                                                       8,791                        9,595
   Other liabilities                                                    1,776                        1,933
                                                                -------------               --------------

     Total liabilities                                                175,113                      162,993
                                                                -------------               --------------

Commitments and Contingencies (Note 17)

Shareholders' Equity
   Preferred Stock, $.01 par value;  authorized
        5,524,525 shares;  none issued or outstanding                     --                           --
   Common Stock, $.01 par value; authorized
        320,000,000 shares; issued and outstanding
        214,484,084 and 211,347,825 at December 31,
        2001 and 2000, respectively                                    2,145                        2,113
   Paid-in capital                                                   891,627                      842,815
   Accumulated earnings (deficit)                                    141,875                       (7,085)
   Accumulated other comprehensive income                              8,626                        5,739
                                                              --------------               --------------
     Total shareholders' equity                                    1,044,273                      843,582
                                                              --------------               --------------

     Total liabilities and shareholders' equity                   $1,219,386                   $1,006,575
                                                              ==============               ==============
                                   The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
                                                                                 For the year ended December 31,
                                                                        2001                  2000                  1999
                                                                        ----                  ----                  ----
Revenues
        Product sales                                                $579,529               $495,803              $356,815
        Other revenue                                                  39,150                 44,692                26,560
                                                                      -------                -------               -------
            Total revenues                                            618,679                540,495               383,375
                                                                      -------                -------               -------
Costs and Expenses
        Cost of sales                                                 138,707                127,320                90,193
        Research and development                                       82,985                 66,296                59,565
        Selling, general, and administrative                          194,841                157,330               139,389
        Other operating expenses                                        9,606                  9,231                17,409
                                                                      -------                -------               -------
            Total expenses                                            426,139                360,177               306,556
                                                                      -------                -------               -------
Operating income                                                      192,540                180,318                76,819
Interest income                                                        36,516                 29,569                12,633
Interest expense                                                         (590)                  (474)               (3,176)
                                                                      -------                -------               -------
Earnings before income taxes and cumulative
     effect of a change in accounting principle                       228,466                209,413                86,276
Provision (benefit) for income tax                                     79,506                 64,436                (7,095)
                                                                      -------                -------               -------
Earnings before cumulative effect of a change in
     accounting principle                                             148,960                144,977                93,371
Cumulative effect of a change in accounting principle,
     net of tax benefit of $21,262                                         --                (33,821)                   --
                                                                     --------                -------               -------
     Net earnings                                                    $148,960               $111,156               $93,371
                                                                     ========               ========               =======

Basic earnings per share:
  Earnings before cumulative effect of a change in
       accounting principle                                             $0.70                  $0.69                 $0.49
  Cumulative effect of a change in accounting principle,
   net of tax                                                              --                  (0.16)                   --
                                                                    ---------               --------              --------
  Net earnings                                                          $0.70                  $0.53                 $0.49
                                                                    =========               ========              ========

  Shares used in calculation of basic earnings per share              213,378                209,101               190,421
                                                                    =========               ========              ========

Diluted earnings per share:
  Earnings before cumulative effect of a change in
       accounting principle                                             $0.68                  $0.66                 $0.44
  Cumulative effect of a change in accounting principle,
    net of tax                                                             --                  (0.16)                   --
                                                                    ---------               --------              --------
  Net earnings                                                          $0.68                  $0.50                 $0.44
                                                                    =========               ========              ========

  Shares used in calculation of diluted earnings per share            220,101                220,428               212,310
                                                                    =========               ========              ========

  Pro forma amounts assuming the change in accounting
     principle was applied retroactively:
    Net earnings                                                                            $144,977               $94,505
                                                                                            ========              ========
      Basic earnings per share                                                                 $0.69                 $0.50
                                                                                            ========              ========
      Diluted earnings per share                                                               $0.66                 $0.45
                                                                                            ========              ========

                          The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.
Consolidated Statements of Cash Flows
(in thousands)

                                                                             For the year ended December 31,
                                                                             -------------------------------
                                                                          2001             2000             1999
                                                                          ----             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                         $148,960          $111,156          $93,371
  Adjustments to reconcile net earnings to net
       cash provided by operating activities:
   Cumulative effect of a change in accounting principle,
     net of tax                                                              --            33,821               --
   Deferred taxes                                                        76,398            68,024           (7,457)
   Deferred revenue                                                     (21,430)          (21,117)              --
   Depreciation and amortization                                          9,124             7,322            5,001
   Change in reserve for loss on disposal of fixed assets                   (88)            1,635               --
   Capitalized interest                                                      --              (295)          (1,707)
   Compensation element of stock options/grants                              --                --              575
   Amortization of discount on marketable securities                     (2,024)           (2,798)             (78)
   Increase (decrease) in allowances for sales discounts,
      returns, bad debts, chargebacks, and government rebates             9,599              (125)          (3,509)
   Increase (decrease) in provision for inventory reserve                 2,910            (1,018)          (1,668)
   Other                                                                    (50)              526            1,481
  Increase (decrease) in cash due to changes in assets
   and liabilities:
   Trade receivables                                                     (2,866)          (28,616)         (49,974)
   Inventory                                                             (6,559)          (11,999)          (6,839)
   Other assets                                                           2,697            (2,833)            (600)
   Accounts payable and accrued expenses                                 25,451             6,849           18,596
   Product royalties payable                                              7,166            12,026           13,579
   Other liabilities                                                      1,627               410           (1,918)
                                                                      ---------          --------          -------
      Net cash provided by operating activities                         250,915           172,968           58,853
                                                                      ---------          --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in securities available for sale                         (852,589)         (685,207)        (333,849)
  Maturities of securities available for sale                           312,954           430,845          201,044
  Proceeds from sales of securities available for sale                  371,230            63,375           30,642
  Capital expenditures                                                  (18,258)           (8,293)         (12,203)
  Investment in strategic alliance                                       (1,499)               --           (6,350)
                                                                      ---------          --------          -------
      Net cash used in investing activities                            (188,162)         (199,280)        (120,716)
                                                                      ---------          --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock and private
       placement of securities                                           24,339            76,286           69,843
  Deferred costs from debt issuance                                          --                --               (2)
  Repayments on long-term debt                                             (742)           (1,505)         (15,869)
                                                                       --------          --------          -------
      Net cash provided by financing activities                          23,597            74,781           53,972
                                                                       --------          --------          -------

 Effect of exchange rate changes on cash                                   (69)              (65)            (269)

  Net increase (decrease) in cash equivalents                            86,281            48,404           (8,160)
  Cash and cash equivalents at beginning of year                         84,974            36,570           44,730
                                                                       --------          --------          -------
  Cash and cash equivalents at end of year                             $171,255           $84,974          $36,570
                                                                       =========         ========          =======

                        The accompanying notes are an integral part of these financial statements.

 MedImmune, Inc.
 Consolidated Statements of Shareholders'
 Equity
 (in thousands, except share data)

                                                                                    Accumu-            Accumulated
                                                                                     lated                Other
                                                Common Stock, $.01 par    Paid-in   Earnings Treasury Comprehensive
                                                   Shares      Amount     Capital  (Deficit)  Stock   Income (Loss)     Total
                                                   ------      ------     -------  ---------  -----   -------------     -----

   Balance, December 31, 1998                  174,927,966    $1,749    $459,005  $(211,612)  $(145)    $(431)        $248,566

        Net earnings                                     --        --          --     93,371      --        --           93,371
        Foreign currency translation
          adjustment, net of tax                         --        --          --         --      --      (633)            (633)
        Unrealized loss on investments, net
          of tax                                         --        --          --         --      --      (539)            (539)
                                                                                                                       --------
   Comprehensive income                                                                                                  92,199
                                                                                                                       --------
   Common stock options exercised                 9,152,823        92      43,780         --      --        --           43,872
   Private placement of common stock,
        February 1999                             1,209,027        12      19,957         --      --        --           19,969
   Tax benefit associated with the exercise of
        stock options                                    --        --      67,149         --      --        --           67,149
   Compensation related to stock
        options/grants                               16,077        --         575         --      --        --              575
   Conversion of debentures, net of
        unamortized expenses of $1,253           18,292,635       183      58,564         --      --        --           58,747
   Exercise of warrants                             241,806         2       6,000         --      --        --            6,002
   Cancellation of treasury stock                        --        --        (145)        --     145        --               --
                                                 ----------     -----    --------   --------   -----   -------          -------
   Balance, December 31, 1999                   203,840,334     2,038     654,885   (118,241)     --    (1,603)         537,079

     Net earnings                                        --        --          --    111,156      --        --          111,156
     Foreign currency translation adjustment,
        net of tax                                       --        --          --         --      --        (8)              (8)
     Unrealized gain on investments, net of tax          --        --          --         --      --     7,350            7,350
                                                                                                                        -------
   Comprehensive income                                                                                                 118,498
                                                                                                                        -------
   Common stock options exercised                 7,507,491        75      76,210         --      --        --           76,285
   Tax benefit associated with the exercise
        of stock options                                 --        --     111,720         --      --        --          111,720
                                                 ----------     -----     -------    -------   -----    ------          -------

   Balance, December 31, 2000                   211,347,825     2,113     842,815     (7,085)     --     5,739          843,582

     Net earnings                                        --        --          --    148,960      --        --          148,960
     Foreign currency translation
        adjustment, net of tax                           --        --          --         --      --      (216)            (216)
     Unrealized gain on investments, net of tax          --        --          --         --      --     3,071            3,071
     Unrealized gain on hedged inventory
        purchases, net of tax                            --        --          --         --      --        32               32
                                                                                                                        -------
   Comprehensive income                                                                                                 151,847
                                                                                                                        -------
   Common stock options exercised                 3,092,283        31      22,818         --      --        --           22,849
   Issuance of common stock under the
      employee stock purchase plan                   43,976         1       1,489         --      --        --            1,490
   Tax benefit associated with the exercise
      of stock options                                   --        --      24,505         --      --        --           24,505
                                                -----------    ------    --------   --------  ------    ------       ----------
   Balance, December 31, 2001                   214,484,084    $2,145    $891,627   $141,875      $0    $8,626       $1,044,273
                                                ===========    ======    ========   ========  ======    ======       ==========

                           The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.

Notes to Consolidated Financial Statements

1.       ORGANIZATION

MedImmune, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), is a biotechnology company headquartered in
Gaithersburg,  Maryland.  The Company  currently  markets five products and maintains a diverse  product  portfolio.  The Company is focused on using advances in immunology and other  biological  sciences to develop  important new products that address  significant medical needs in areas such as infectious diseases, immune regulation and oncology.

During January 2002, the Company completed the acquisition of Aviron, a  biopharmaceutical  company  headquartered in Mountain View,
California,  through an exchange offer and merger transaction.  The acquisition will be accounted for as a purchase, and the results of operations of Aviron will be included in the results of the Company effective January 10, 2002 (see Note 21).

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

Marketable Securities

Investments  consist  principally  of  commercial  paper and debt  securities  of United  States  corporations,  international  bank certificates of deposit,  and United States Government and Agency notes and bonds.  Investments with original maturities of three to
24 months are considered current assets,  while those with maturities in excess of two years are considered  non-current assets. The securities  are held for an  unspecified  period of time and may be sold to meet  liquidity  needs and therefore  are  classified as available-for-sale  as defined by Statement of Financial  Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments
in Debt and Equity Securities."  Accordingly,  the Company records these investments at fair value, with unrealized gains and losses on investments reported,  net of tax, as a component of other comprehensive income (loss). The Company also holds minority interests in companies having  operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. The Company records an investment  impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary.

Concentration of Credit Risk

Substantially all of the Company's cash and cash equivalents, and short-term and long-term investments,  are held in custody by three major U.S.  financial  institutions.  The majority of the Company's  cash  equivalents  consist of U.S.  Government  Federal  Agency
Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits.  Generally,  these deposits may be redeemed upon demand and, therefore,  bear minimal risk. The
Company's short-term and long-term  investments  generally consist of marketable securities with investment grade credit ratings and deposits  with major banks.  The  Company's  investment  guidelines  are intended to limit the amount of  investment  exposure as to institution,  maturity,  and investment type.  Maturities  generally range from three months to five years. The fair values of these investments are sensitive to changes in interest rates and the credit-worthiness of the security issuers.  Further,  interest income earned on variable rate debt securities is exposed to changes in the general level of interest  rates.  The Company has not realized any significant losses on its investments.

The Company sells its products  primarily to a limited number of  pharmaceutical  wholesalers  and  distributors  without  requiring collateral.  The Company periodically assesses the financial strength of these customers and establishes  allowances for anticipated losses when necessary.

The Company currently markets five products.  Sales of Synagis, the Company's largest selling product,  comprised approximately 89%,
86%, and 82% of total product sales for the years ended December 31, 2001, 2000, and 1999, respectively.

As of December 31, 2001, trade accounts  receivable included two customers that each accounted for 29% and 26% of net trade accounts receivable,  respectively.  As of December 31, 2000, trade accounts receivable included three customers that each accounted for 32%,
22%, and 15% of net trade accounts receivable, respectively.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined  using a  weighted-average  approach that  approximates  the first-in, first-out method. Where the Company has a firm contract for their purchase, by-products that result from production of the
Company's  principal  products  are  accounted  for as a reduction of the cost of the  principal  products.  The Company  records an inventory  reserve for estimated  obsolescence  or unmarketable  inventory in an amount equal to the difference  between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Product Sales

The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists,  delivery has occurred, the sales price is fixed or determinable and  collectibility is probable.  These criteria are generally met upon receipt of the product by our customers.  In certain of the Company's  international  distribution  agreements the total sales price received from the customer is variable based, in part, on the end-user sales price.  When all of the other revenue criteria have been met, the Company  recognizes revenue to the extent that the customer has an obligation to pay, if the customer has limited or no control over the end-user  sales price and,  accordingly,  any  subsequent  adjustments  to the  recorded  revenue  are not  expected to be  significant.  Subsequent adjustments to recorded revenue that result from variances  between amounts  previously  invoiced and the total sales price received are  recorded as an  adjustment  to product  sales in the quarter in which they become  known.  Product  sales are  recorded  net of allowances for estimated chargebacks,  returns, discounts, and government rebates. Both in the United States and elsewhere, sales of pharmaceutical  products depend on the availability of reimbursement to the consumer from third-party payors, such as government and private  insurance  plans.  The  Company  estimates  the  portion of its sales that will occur to this  end-user  market and records allowances at a level that management  believes is sufficient to cover estimated  requirements  for rebates.  The Company  maintains allowances  for doubtful  accounts for estimated  losses  resulting  from the inability of its customers to make required  payments.
Allowances for discounts,  returns,  chargebacks,  government rebates and bad debts,  which are netted against accounts  receivable, totaled  $26.9  million and $17.3  million at December  31,  2001 and 2000,  respectively.  Product  royalty  expense is  recognized concurrently with the recognition of product revenue. Royalty expense,  included in cost of sales, was $86.3 million, $69.2 million, and $46.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Contract Revenues

Contract  revenues  are  recognized  over the fixed term of the  contract as the related  expenses  are  incurred.  Upfront fees and milestone payments under collaborative  agreements are recognized when they are earned in accordance with the applicable performance requirements and contractual terms, using the contingency  adjusted  performance model for revenue  recognition.  Under this method, payments  received that are related to future  performance  are deferred and recorded as revenues as they are earned over  specified future  performance  periods.  The amount of revenue  recognized  during each period is based on a percentage of completion model of actual costs incurred  relative to the total projected costs. When the performance  criteria for a non-refundable  milestone payment are met,  the cost of the effort  that has been  incurred  to date is divided by the total  projected  costs  under the  development arrangement (i.e., ratio of performance),  and revenue is recognized for that milestone to the extent of the ratio of performance to date.  Recognized  revenues are subject to revisions  as the  collaboration  efforts  progress and  estimated  costs to complete are revised.

Co-promotion Expense

In connection with the agreement with Abbott Laboratories to co-promote Synagis in the United States, the Company is required to pay
Abbott an increasing  percentage of net domestic sales based on Abbott  achieving  certain sales thresholds over the annual contract year. The contract year extends from July to June each year and generally  coincides  with the annual  respiratory  syncytial  virus
("RSV") season,  which occurs primarily in the fourth and first quarters in the Northern  Hemisphere.  The Company estimates its net sales and resulting  co-promotion  expense for the entire contract year to determine a proportionate  percentage of expense to apply across all Synagis sales during that contract year. Any adjustments to the co-promotion  expense that result from variances  between estimated and actual net sales are recorded as an adjustment to expense in the quarter they become  known.  During 2001,  2000,  and
1999, the adjustments were immaterial.

Property and Equipment

Property and equipment are stated at cost. Interest cost incurred during the period of construction of plant and equipment and prior to FDA licensure is capitalized. Depreciation and amortization expense commence when the asset is placed in service for its intended purpose. Depreciation and amortization is computed using the straight-line method based upon the following estimated useful lives:

                                                                          Years
          Building and improvements                                       15-30
          Manufacturing, laboratory, and facility equipment                5-15
          Office furniture, computers and equipment                        3-7

Amortization of leasehold  improvements is computed on the straight-line method based on the shorter of the estimated useful life of the improvement or the term of the lease.  Depreciation  and  amortization  expense for the years ended December 31, 2001, 2000, and
1999 was $9.1 million, $7.3 million, and $5.0 million, respectively.

Upon the disposition of assets, the costs and related accumulated  depreciation are removed from the accounts and any resulting gain or loss is included in the statements of operations.  Repairs and maintenance  costs are expensed as incurred and were $3.3 million,
$4.1 million, and $2.9 million for the years ended December 31, 2001, 2000, and 1999, respectively.

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

On January 1, 2001, the Company adopted SFAS No. 133,  "Accounting for Derivative  Instruments and Hedging Activities" ("SFAS 133").
SFAS 133 establishes new accounting and reporting standards for derivative  financial  instruments and hedging activities.  SFAS 133 requires that all derivative  instruments be recorded on the balance sheet at fair value.  Changes in fair value of derivatives  are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if so, depending on the type of hedge transaction.  For foreign currency cash-flow hedge transactions in which the Company is hedging the  variability  of cash flows related to inventory  purchases,  changes in the fair value of the derivative instruments  are  reported in other  comprehensive  income.  The gains and losses on these  derivatives  that are  reported in other comprehensive  income are reclassified as earnings or losses in the periods in which the related  inventory is sold. The ineffective portion,  if any, of all hedges or gains or losses on cash-flow hedges related to inventory  transactions that  subsequently  become probable of not occuring are recognized in the current period. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type gain of $0.3 million in accumulated other comprehensive income as of January 1, 2001 to recognize at fair value all derivatives, which are designated as foreign currency cash-flow hedging instruments.

Fair Value of Financial Instruments

The carrying amount of financial instruments,  including cash and cash equivalents,  trade receivables,  contracts receivable, other current assets,  accounts payable,  and accrued  expenses,  approximate fair value as of December 31, 2001 and 2000 due to the short maturities of these instruments.

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

Comprehensive Income

Under SFAS No.130 "Reporting  Comprehensive  Income," the Company is required to display  comprehensive income and its components as part of the financial  statements.  Comprehensive  income is comprised of net earnings and other comprehensive  income (loss), which includes  certain  changes in equity  that are  excluded  from net  earnings.  The Company  includes  foreign  currency  translation adjustments,  unrealized holding gains and losses, net of tax, on available-for-sale  securities, and unrealized gains and losses on foreign currency hedges in other comprehensive income (loss).

A significant portion of other comprehensive  income (loss) for the year ended December 31, 2001 relates to unrealized holding gains and losses on available-for-sale  marketable  securities.  The Company maintains an investment in a company with which it previously formed a strategic alliance, which is carried at its fair value. Due to market volatility associated with this investment, the value of the Company's investment has fluctuated  significantly since the company's initial public offering,  and may continue to do so in the future.

New Accounting Standards

The Company adopted SFAS No. 140,  "Accounting for Transfers and Servicing of Financial Assets and  Extinguishments  of Liabilities"
("SFAS 140"), for transfers and servicing of financial  assets and  extinguishments  of liabilities  occurring after March 31, 2001.
SFAS 140  establishes  accounting and reporting  standards for transfers and servicing of financial  assets and  extinguishments  of liabilities.  The adoption of SFAS 140 did not have a material impact on the Company's financial position,  results of operations or cash flows.

During June 2001, the Company adopted SFAS No.141,  "Business  Combinations"  ("SFAS 141"), which addresses financial accounting and reporting for business  combinations and supersedes APB Opinion No. 16 and SFAS 38, "Accounting for Preacquisition  Contingencies of
Purchased  Enterprises."  All business  combinations  under the scope of this  statement  consummated  after June 30, 2001 are to be accounted for using one method,  the purchase method. In accordance with the standard,  the Company  prospectively  adopted SFAS 141 effective for business  combinations  consummated  after June 30, 2001. The adoption did not have a material impact on the Company's financial  position,  results of operations,  or cash flows for all periods  presented.  The Company's  acquisition of Aviron during
January 2002 will be accounted for using the purchase method, in accordance with SFAS 141.

SFAS No. 142,  "Goodwill and Other Intangible Assets" ("SFAS 142"), was issued in June 2001 and addresses  financial  accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible  Assets." Under SFAS 142,
goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.  The amortization  provisions of SFAS 142 apply to goodwill and intangible  assets acquired after June 30, 2001. With respect to goodwill and  intangible  assets  acquired  prior to July 1, 2001,  the Company is required to adopt SFAS 142 effective  January 1, 2002. The
Company  anticipates that SFAS 142 will not have a material impact on the Company's financial  position,  results of operations,  or cash flows.

SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), was issued in June 2001 and addresses financial accounting and reporting for  obligations  associated with the retirement of tangible  long-lived  assets and the associated  asset  retirement costs. It applies to all entities and legal  obligations  associated  with the retirement of long-lived  assets that result from the acquisition,  construction,  development,  and normal operation of long-lived assets. SFAS 143 is effective for the Company's fiscal year beginning  January 1, 2003. The Company  anticipates  that SFAS 143 will not have a material impact on the Company's  financial position, results of operations, or cash flows.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued in August 2001 and addresses the financial  accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for the Company's fiscal year  beginning  January 1, 2002.  The Company  anticipates  that SFAS 144 will not have a material  impact on the  Company's financial position, results of operations, or cash flows.

Stock-based Compensation

Compensation  costs  attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the  amount the  employee  is  required  to pay to acquire  the stock,  in  accordance  with the intrinsic-value method under Accounting Principles Board Opinion No. 25 ("APB 25"). Such amount, if any, is accrued over the related vesting period, as appropriate. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company
makes pro forma disclosures of net earnings as if the fair-value-based method of accounting had been applied.

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

Use of Estimates

The preparation of financial statements in conformity with accounting  principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,  and disclosure of contingent  assets and  liabilities  at the financial  statement date and the reported  amounts of revenues and expenses  during the reporting period. Actual results could differ from those estimates.

3.     ACCOUNTING CHANGE

In December 1999,  the Securities and Exchange  Commission  ("SEC") issued Staff  Accounting  Bulletin No. 101 ("SAB 101").  SAB 101
summarizes  certain of the SEC's views in  applying  accounting  principles  generally  accepted in the United  States of America to certain  revenue  transactions  in  financial  statements.  The  implementation  of SAB 101 as of January 1, 2000  affected  amounts previously  recognized as revenue relating to up-front payments or milestone payments received by the Company in years prior to 2000 under arrangements for which performance  obligations  related to the up-front or milestone payments had been met, but for which the
Company is contractually  obligated to perform additional research and development activities or other activities in future periods.
Accounting  principles generally accepted in the United States of America previously required the Company to record the revenue from the up-front and milestone payments as received, when the performance obligations associated with those payments had been fully met.
However,  following the adoption of the SAB,  accounting  principles  generally accepted in the United States of America now require that the revenue received in conjunction  with up-front or milestone  payments be recognized over the remaining  performance  period under the contract as those obligations are fulfilled, using the contingency adjusted performance model for revenue recognition.

The Company implemented SAB 101 effective January 1, 2000. As of December 31, 2001 and 2000, the Company has recorded on the balance sheet current deferred revenue of $13.8 million and $34.0 million,  respectively.  The deferred revenue is being recognized over the period of fulfillment of the contractual  obligations.  The effect of adopting SAB 101 on 2000 earnings before the cumulative effect of the change in accounting principle was additional income, net of tax, of $13.0 million, or $0.06 per diluted share. The effect on
2000 net  earnings  (including  a  non-cash,  after tax charge of $33.8  million or $0.16 per  diluted  share) was a charge of $20.8 million,  or $0.10 per share.  If the Company had been required to account for  transactions  in accordance  with SAB 101 in earlier periods,  the Company  would have  reported  additional  other  revenue and  earnings  before the  cumulative  effect of a change in accounting principle of $4.3 million and $2.6 million,  respectively, in the fourth quarter of 1999. Both basic and diluted earnings per share would have increased by $0.01 for the fourth quarter of 1999.

4.       SEGMENT INFORMATION

SFAS No. 131  "Disclosures  about  Segments of an  Enterprise  and Related  Information"  establishes  annual and interim  reporting standards for an enterprise's  operating segments and related disclosures about its products,  services,  geographic areas and major customers.  Under SFAS No. 131, the Company's  operations  are  considered one operating  segment as the Company's  chief  operating decision makers review the profit and loss of the Company on an aggregate basis and manage the operations of the Company as a single operating segment.

The Company sells its products  primarily to a limited  number of  pharmaceutical  wholesalers  and  distributors.  During 2001, two mergers occurred involving four of the pharmaceutical wholesalers and distributors to which the Company sells its products. Three of the four companies  individually  accounted for at least ten percent of the Company's product sales prior to the mergers.  Customers individually accounting for at least ten percent of the Company's product sales during the past three years are as follows:

                                                      2001               2000              1999
                                                      ----               ----              ----

     Company A                                        26%                 27%               27%
     Company B                                        18%                 19%               22%
     Company C                                        13%                 16%               15%
     Company D                                        12%                 11%               11%
                                                      ---                 ---               ---
     Total % of product sales                         69%                 73%               75%
                                                      ===                 ===               ===

The Company relies on a limited number of distributor  agents/affiliates to sell CytoGam and NeuTrexin internationally.  The Company has also entered into  contractual  agreements with Abbott  International,  a division of Abbott  Laboratories,  for distribution of
Synagis outside of the United States and with affiliates of  Schering-Plough  Corporation for international  distribution of Ethyol.
The breakdown of product sales by geographic region is as follows (in thousands):

                                                     2001                   2000                 1999
                                                    -------               -------              -------

   United States                                   $531,483              $456,311             $335,161
   All other                                         48,046                39,492               21,654
                                                   --------              --------             --------
   Total product sales                             $579,529              $495,803             $356,815
                                                   ========              ========             ========

The breakdown of long-lived assets by geographic region is as follows (in thousands):

                                                      2001                 2000
                                                    -------               -------

   United States                                   $ 92,498               $83,094
   All other                                          2,904                 3,289
                                                   --------               -------
   Total long-lived assets                         $ 95,402               $86,383
                                                   ========               =======

Other revenue of $39.2 million,  $44.7 million, and $26.6 million in 2001, 2000, and 1999,  respectively,  consists mainly of United
States distribution, licensing, milestone revenues, corporate funding, and contract manufacturing revenues.

5.       INVESTMENTS

Investments are comprised of the following (in thousands):

                                                          Cost/       Fair Value at       Gross          Gross
                                        Principal       Amortized     Balance Sheet    Unrealized     Unrealized
                                         Amount           Cost            Date            Gains         Losses
                                         ------         ---------         ----            -----         ------
December 31, 2001:

Equity Securities                      $     --         $ 16,350        $ 21,167        $ 4,817        $    --
U.S. Government and Agencies              8,000            8,078           8,310            232             --
Corporate Debt Securities               530,357          546,943         556,494          9,900           (349)
Foreign Bank CD's                        28,000           29,860          30,464            604             --
                                       --------         --------        --------        -------        -------
Total                                  $566,357         $601,231        $616,435        $15,553        $  (349)
                                       ========         ========        ========        =======        =======

December 31, 2000:

Equity Securities                      $     --         $  6,350        $ 15,478        $ 9,128        $   --
U.S. Government and Agencies             35,900           36,120          36,174             62            (8)
Corporate Debt Securitites              357,002          361,534         362,832          1,636          (338)
Foreign Bank CD's                        25,750           26,797          26,796              7            (8)
                                       --------         --------        --------        -------        ------
Total                                  $418,652         $430,801        $441,280        $10,833        $ (354)
                                       ========         ========        ========        =======        ======

The amortized cost and fair market value of investments at December 31, 2001 and 2000, by contractual maturities are (in thousands):

                                                           2001                              2000
                                                           ----                              ----
                                                    Cost/                          Cost/
                                                 Amortized        Fair           Amortized        Fair
                                                    Cost          Value            Cost           Value
                                                    ----          -----            -----          -----

Equity Securities                                $ 16,350        $21,167          $ 6,350       $ 15,478
Due in one year or less                            37,805         37,899          105,594        105,670
Due after one year through two years              165,007        168,001          284,021        285,308
Due after two years through five years            382,069        389,368           34,836         34,824
                                                 --------       --------         --------       --------
Total                                            $601,231       $616,435         $430,801       $441,280
                                                 ========       ========         ========       ========

Gross gains  recognized on sales of securities in 2001 and 2000 were $2.1 million and $1.6 million,  respectively,  as determined by specific identification.  Gross losses were immaterial during both 2001 and 2000, as determined by specific  identification.  During
1999, there were no material gains or losses on sales of securities.

6.       INVENTORY

Inventory at December 31, is comprised of the following (in thousands):

                                                                      2001                   2000
                                                                      ----                   ----
                 Raw materials                                      $16,805                $14,715
                 Work in process                                     13,731                 21,091
                 Finished goods                                      22,155                 13,159
                                                                    -------                -------
                                                                     52,691                 48,965
                 Less noncurrent                                     (1,855)                (2,332)
                                                                    -------                -------
                                                                    $50,836                $46,633
                                                                    =======                =======
Noncurrent  inventory  at December  31, 2001 and 2000 is  comprised of some of the  Company's  raw plasma.  Noncurrent  inventory at
December 31, 2001 also includes certain CytoGam production lots that are being tested for long-term stability which are not expected to be available for sale within the next 12 months.

Inventory  balances are net of reserves for  RespiGam  inventory,  for which  minimal  product  sales are expected to result for the foreseeable  future.  RespiGam  inventory and reserve  balances were $4.9 million and $5.9  million,  and $4.2 and $4.7 million,  at
December 31, 2001 and 2000, respectively.

7.        PROPERTY AND EQUIPMENT

Property and equipment, stated at cost at December 31, is comprised of the following (in thousands):

                                                                                     2001               2000
                                                                                     ----               ----

     Land and land improvements                                                    $ 2,313            $ 2,186
     Buildings and building improvements                                            54,291             50,936
     Leasehold improvements                                                         15,236             15,750
     Laboratory, manufacturing and facilities equipment                             33,114             32,152
     Office furniture, computers, and equipment                                     14,953             12,267
     Construction in progress                                                       10,035                 --
                                                                                   -------            -------
                                                                                   129,942            113,291
     Less accumulated depreciation and amortization                                (34,540)           (26,908)
                                                                                   -------            -------
                                                                                   $95,402            $86,383
                                                                                   =======            =======

As of December  31,  2001 and 2000,  buildings  includes  costs  associated  with four  facilities.  They are: 1) the portion of the
Company's Frederick  manufacturing facility that was granted approval by the FDA for the production of Synagis in December 1999, and was placed in service on December  31, 1999;  2) the portion of the  Company's  Frederick  manufacturing  facility  that was granted approval by the FDA for the  production of CytoGam  intermediate  paste in December  2000, and was placed in service on December 31,
2000; 3) warehouse,  laboratory and administrative space adjacent to the manufacturing  facility in Frederick,  Maryland; and 4) the
Company's manufacturing facility in Nijmegen, the Netherlands.  As of December 31, 2001, construction in progress primarily includes engineering,  construction,  and equipment costs associated with the expansion of the cell culture  production area in the Company's
Frederick manufacturing facility, which will be placed in service upon FDA approval.

8.       ACCRUED EXPENSES

Accrued expenses at December 31, is comprised of the following (in thousands):

                                                             2001                    2000
                                                             -----                   ----

       Accrued contracts                                   $12,634                 $10,139
       Accrued manufacturing                                 4,232                   4,200
       Accrued sales and marketing                          55,204                  46,608
       Accrued contract termination fees (Note 15)          13,440                      --
       Accrued other                                         9,455                  11,212
                                                           -------                 -------
                                                           $94,965                 $72,159
                                                           =======                 =======
9.       FACILITIES LEASES

The Company leases warehouse,  laboratory and administrative space under numerous operating leases. Under the leases, the Company is obligated to pay a basic monthly rent which will increase each lease year.  The leases also require the Company to pay for utilities and its proportionate  share of taxes,  assessments,  insurance and maintenance costs. Rent expense for the years ended December 31,
2001, 2000, and 1999 was $2.2 million, $3.4 million, and $2.6 million, respectively.

The Company's future minimum lease payments under operating leases are as follows (in thousands):

                                                     Year ending December 31,
                                                     ------------------------
                                           2002                                  $1,901
                                           2003                                   1,962
                                           2004                                   2,025
                                           2005                                   2,089
                                           2006                                   1,780
                                           Thereafter                                --
                                                                                -------
                                                                                 $9,757
                                                                                =======
10.      LONG-TERM DEBT

Long-term debt at December 31, is comprised of the following (in thousands):
                                                                                            2001           2000
                                                                                            ----           ----
       4% notes due to Maryland Department of Business and Economic Development
       due 2016                                                                            $5,731         $6,015

       7.53% note due to Maryland Industrial Development Finance Authority, due
       2007                                                                                 3,564          3,987

       Note due to Cooperative Rabobank, B.A., due 2009
       Variable interest rate                                                                 249            300
                                                                                           ------         ------

                                                                                            9,544         10,302
       Less current portion included in other current liabilities                            (753)          (707)
                                                                                           ------         ------
                                                                                           $8,791         $9,595
                                                                                           ======         ======

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
Proceeds from the loan were used to partially  fund the purchase of additional  equipment for the facility.  The mortgage  loan, for which  principal  payments  began in March 1995,  has a 15-year term and bears  interest at a quarterly  variable  rate. The current interest rate is 6.05%.

Maturities of long-term debt for the next five years are as follows:  2002, $0.8 million;  2003,  $0.8 million;  2004, $0.9 million;
2005, $0.9 million;  and 2006, $1.0 million.  Interest paid was $0.6 million,  $0.5 million,  and $5.2 million,  for the years ended
December 31, 2001, 2000, and 1999, respectively.

The estimated fair values of the Company's long-term debt at December 31, 2001 and 2000, respectively, based on quoted market prices or discounted cash flows based on currently  available borrowing rates, was $10.0 million and $10.9 million compared to its carrying values of $9.5 million and $10.3 million.

11.      Shareholders' Equity

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

In June 2001, the Company  introduced an employee stock purchase plan under which 3,000,000 shares of common stock were reserved for issuance.  Eligible  employees may purchase a limited  number of shares of the Company's  common stock at 85% of the market value at plan-defined dates. Employees purchased 43,976 shares for $1.5 million during 2001 under this plan.

12.      EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the diluted EPS computation for the years ended December 31,
2001, 2000, and 1999.

                                                               2001                2000               1999
                                                               ----                ----               ----
 Numerator (in thousands):
 Net earnings                                                $148,960            $111,156            $93,371
 Interest on 7% convertible notes, net
 of amounts capitalized and related taxes                          --                  --                720
                                                             --------            --------            -------
Numerator for diluted EPS                                    $148,960            $111,156            $94,091
                                                             ========            ========            =======

Denominator (in thousands):
  Weighted average shares outstanding                         213,378             209,101            190,421
  Effect of dilutive securities:
        Stock options                                           6,723              11,327             12,714

        7% convertible notes                                       --                  --              9,175
                                                             --------            --------            -------
 Denominator for diluted EPS                                  220,101             220,428            212,310
                                                             ========            ========            =======

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

                                         Year ended              Year ended                      Year ended
                                     December 31, 2001        December 31, 2000              December 31, 1999
                                     -----------------        -----------------              -----------------
    Price range of stock options:
    $40.50-$83.25                            6,555,197
    $61.50-$83.25                                                       886,425
    $28.33-$67.11                                                                                   1,074,054

13.      COMMON STOCK OPTIONS

The Company currently grants stock options under certain of the following stock option plans:

                                                                                                   Shares Authorized for Option
           Plan                                   Description                                                 Grants
           ----                                   -----------                                                  ------

Old Plan                    Provides option incentives to employees, consultants                               1,500,000
                            and advisors of the Company

1991 Plan                   Provides option incentives to employees, consultants                              33,000,000
                            and advisors of the Company

Non-Employee Directors      Provides option incentives to non-employee directors                               1,500,000
Plan

1999  Plan                  Provides option incentives to employees, consultants                              19,250,000
                            and advisors of the Company

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
Option Plan                 and advisors of USB

Options under all plans normally vest over a three to five year period and have a maximum term of 10 years. The Company has reserved a total of 31,077,759 shares of common stock for issuance under these plans as of December 31, 2001.  Related stock option activity, is as follows:

                   Options Granted Prior to
                   Establishment of the 1991                                    Non-Employee
                             Plan                  1991 and 1999 Plans          Directors Plan                 USB Plans
                   -------------------------      --------------------          --------------                 ---------

                                   Wtd. Avg.                    Wtd. Avg.                  Wtd. Avg.                    Wtd. Avg.
                                   Exercise                     Exercise                   Exercise                     Exercise
                                  Price Per                    Price Per                   Price Per                    Price Per
                     Shares         Share          Shares        Share        Shares        Share        Shares         Share
------------------------------------------------------------------------------------------------------------------------------------
Balance,
Dec. 31, 1998       915,612        $0.76         20,856,648      4.79         675,000       3.62        2,404,443       $21.23
Granted                   -            -          6,473,100     22.35         120,000      24.04          235,341        22.33
Exercised          (882,012)        0.79         (7,117,674)     3.24        (165,000)      2.82       (1,019,685)       20.07
Canceled                  -            -           (349,938)    12.04               -          -         (142,476)       22.08
                   --------                      ----------                  --------                   ---------
Balance,
Dec. 31, 1999        33,600         0.13         19,862,136     10.94         630,000       7.72        1,477,623        22.12
Granted                   -            -          7,209,500     59.75         150,000      72.75                -            -
Exercised           (30,600)        0.13         (5,984,307)     7.76        (165,000)      5.33       (1,341,829)       21.77
Canceled                  -            -           (745,292)    38.75               -          -           (1,125)       35.28
                   --------                      ----------                  --------                   ---------
Balance,
Dec. 31, 2000         3,000         0.13         20,342,037     28.15         615,000      24.23          134,669        25.52
Granted                   -            -          4,731,980     38.14         150,000      47.20                -            -
Exercised            (3,000)       $0.13         (3,014,418)     7.15         (22,500)     12.51          (60,196)       20.70
Canceled                  -            -         (1,886,740)    43.87               -          -           (1,050)       21.96
                   --------                      ----------                  --------                   ----------
Balance,
Dec. 31, 2001             -            -         20,172,859    $32.17         742,500     $29.22           73,423       $29.52
                  =========                      ==========                  ========                   ==========

Additional information related to the plans as of December 31, 2001 is as follows:

                                           Options Outstanding                             Options Exercisable
                                           -------------------                             -------------------
                                                    Wtd Avg
                                                  remaining          Wtd Avg
                Range of          Options       contractual         Exercise                Options                 Wtd Avg
         exercise prices      outstanding        Life (yrs)            Price                 Exercisable     Exercise Price
------------------------- ---------------- ----------------- ---------------- --------------------------- ------------------
            $0.01-$20.00        8,773,259               6.0           $10.38                   4,817,959              $7.95
           $20.01-$40.00        5,568,143               8.7           $34.63                   1,209,581             $33.08
           $40.01-$60.00        2,008,095               8.8           $49.96                     305,008             $52.99
           $60.01-$80.00        4,613,685               8.2           $62.10                   1,107,861             $62.01
          $80.01-$100.00           25,600               8.6           $80.68                       5,468             $80.70
                               ----------                                                      ---------
                               20,988,782               7.5           $32.06                   7,445,877             $21.97
                               ==========                                                      =========
In May 2001, the Company's  shareholders  voted to increase the maximum number of shares of common stock reserved for issuance under the 1999 Plan from 14,250,000 to 19,250,000  shares.  There were 7,108,595 and 330,000 shares  available for future option grants at
December 31, 2001 under the 1999 Plan and the Non-Employee Directors Plan, respectively.

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

                                                                            2001             2000             1999
                                                                            ----             ----             ----

  Net earnings - as reported                                            $148,960         $111,156          $93,371
  Net earnings - pro forma                                               $69,143          $58,329          $70,492
  Basic earnings per share-as reported                                     $0.70            $0.53            $0.49
                                         -pro forma                        $0.32            $0.28            $0.37
  Diluted earnings per share-as reported                                   $0.68            $0.50            $0.44
                                         -pro forma                        $0.31            $0.26            $0.33

The pro forma expense related to the stock options is recognized over the vesting  period,  generally five years.  The fair value of each option grant was estimated using the  Black-Scholes  option pricing model with the following  weighted average  assumptions for each year:

                                                                            2001             2000             1999
                                                                            ----             ----             ----
  Risk-free interest rate                                                  4.72%            6.20%            5.78%
  Expected life of options - years                                            6                7                7
  Expected stock price volatility                                            69%              69%              65%
  Expected dividend yield                                                    N/A              N/A              N/A

The weighted average fair value of options granted during 2001, 2000, and 1999 was $26.18, $44.03, and $18.19, respectively.

14.      INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:
     Year ended December 31,                                       2001              2000               1999
                                                                   ----              ----               ----
     Current:
         Federal                                                  $3,306             $ --               $ --
         State                                                        --               --                 --
         Foreign                                                     254               80                 --
                                                                 -------          -------            -------
               Total current expense                               3,560               80                 --
     Deferred:
         Federal                                                  71,072           60,505            (10,502)
         State                                                     4,874            3,851              3,407
         Foreign                                                      --               --                 --
                                                                 -------          -------            -------
             Total deferred expense (benefit)                     75,946           64,356             (7,095)
                                                                 -------          -------            -------
     Total tax expense (benefit)                                 $79,506          $64,436            ($7,095)
                                                                 =======          =======            ========

Deferred  income  taxes  reflect  the net tax  effects of the  temporary  differences  between  the  carrying  amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant  components of the Company's deferred tax assets and liabilities at December 31, are as follows:

                                                                                 2001              2000
                                                                                 ----              ----
     Deferred tax assets:
        Net operating loss carryforwards                                      $107,054          $172,276
        U.S. General business credit carryforwards                              31,313            26,818
        Accrued expenses not currently deductible                               20,590            16,655
        Accounts receivable allowances and reserves                              8,697             6,410
        Deferred revenue                                                         4,638            13,143
        Other                                                                    5,823             1,747
                                                                              --------          --------
            Total deferred tax assets                                          178,115           237,049

     Valuation allowance                                                       (14,474)          (19,969)
                                                                              --------          --------
              Net deferred tax assets                                         $163,641          $217,080
                                                                              ========          ========

The provision (benefit) for income taxes varies from the income taxes provided based on the federal statutory rate (35%) as follows:

   Year ended December 31,                                         2001               2000                1999
                                                                   ----               ----                ----

   Tax at U.S. federal statutory rate                            $79,964            $73,295             $30,197
   State taxes, net of federal benefit                             1,599              2,503               2,702
   Change in valuation allowance                                       -                177             (48,525)
   Change in valuation allowance reflected in equity                   -                  -               9,964
   U.S. General business credits                                  (4,855)           (12,420)             (2,921)
   Foreign taxes, net                                                  -                  -                  94
   Change in state statutory rate                                  2,413                  -                   -
   Other                                                             385                881               1,394
                                                                 -------            -------             -------
     Total                                                       $79,506            $64,436             $(7,095)
                                                                 =======            =======             =======

At  December  31,  2001 the Company had  consolidated  net  operating  loss  carryforwards  for  federal tax  reporting  purposes of approximately $272.4 million expiring between 2009 to 2020. The Company also has general business credit carryforwards  comprised of federal  research and  experimentation  and orphan drug credit  carryforwards  of  approximately  $31.3 million at December 31, 2001 expiring  through 2021. The timing and manner in which the Company will utilize the net operating loss and general  business  credit carryforwards in any year, or in total, will be limited by provisions of the Internal Revenue Code Section 382, regarding changes in ownership of the Company.

Deferred taxes are not provided for the earnings of the Company's foreign subsidiaries, as those earnings are considered permanently reinvested in the operations of the foreign subsidiaries.

Due to state tax law changes during the year ended December 31, 2001, the Company's net deferred tax asset decreased, resulting in a net tax expense of $2.4 million  during 2001.  This net  adjustment  is comprised of a reduction of $7.9 million in the deferred tax asset related to the state tax effect of net operating loss  carryforwards and other future deductible items, as well as a reduction of $5.5 million in the valuation allowance associated with a portion of those deferred tax assets.

Because  management  is  uncertain  of the  realization  of the tax benefit  associated  with a portion of the  deferred  tax assets attributable to the state net operating losses,  foreign net operating losses, and the general business credits which were generated by USB prior to its  acquisition by the Company,  a full valuation  allowance  remains for these deferred tax assets at December 31,
2001 and 2000.

15.      Collaborative Arrangements

Abbott Laboratories

In December 1997, the Company signed two agreements  with Abbott  Laboratories  ("Abbott").  The first agreement calls for Abbott to co-promote  Synagis in the United States.  The second agreement allows Abbott  International,  a division of Abbott,  to exclusively distribute  Synagis  outside the United  States.  Under the terms of the United States  co-promotion  agreement,  Abbott  receives a percentage of net United States sales based on defined annual sales thresholds.  Expenses associated with the co-promotion agreement are  included in selling,  general and  administrative  expenses on the  accompanying  statements  of  operations.  Each  company is responsible for its own selling expenses.  Under the terms of the distribution agreement, the Company manufactures and sells Synagis to Abbott  International  at a price based on end-user sales.  Pursuant to the  distribution  agreement,  the Company received a $15 million  payment in each of the years 1999,  1998 and 1997. In accordance  with SAB 101, a portion of these payments was deferred in
2000 and is being  recorded as other revenue as the Company  fulfills  certain  obligations  under the  agreement.  During 2001, the
Company revised its estimate of the total cost to fulfill its obligations under the agreement, based on significant progress at less effort than originally  expected towards obtaining  regulatory  approval in Japan, which was officially granted during January 2002.
The Company recorded the cumulative effect of this change in estimate,  which resulted in the recognition of additional  revenues of
$3.6 million  during the year ended  December 31, 2001,  which are included in other  revenues.  The Company  could receive up to an additional $15 million based on the achievement of certain milestones.

ALZA Corporation

In December 1995,  U.S.  Bioscience,  Inc.  entered into an exclusive  marketing and  distribution  agreement with ALZA  Corporation
("ALZA") for Ethyol in the United States. Under the terms of the agreement, ALZA had exclusive rights to market Ethyol in the United
States and was  responsible  for sales and marketing of the product.  The original term of the agreement  expired in April 2001, and during 2000 ALZA exercised a one-time  option to extend the agreement to April 1, 2002. In September  2001, the Company  amended the agreement with ALZA to accelerate to October 1, 2001 the transfer to the Company of Ethyol marketing rights.  Under the terms of the agreement,  the Company received $35 million in up-front and milestone payments prior to 2000. In accordance with SAB 101, a portion of these payments was deferred in 2000 and is recorded as other revenue in 2001, as the Company fulfilled certain  obligations under the agreement and completed the transfer of marketing rights.  Under the terms of the agreement,  the Company's  oncology/immunology sales force co-promoted the product with ALZA in the United States. The Company sold Ethyol to ALZA at a price based on a percentage of the net sales price of Ethyol in the United States,  and ALZA then sold Ethyol to the  distributors  and wholesalers  that supply
Ethyol for prescription sales.

In  anticipation  of the October 2001  transfer,  the Company  ceased sales of Ethyol to ALZA during the third quarter of 2001,  and purchased  ALZA's  remaining  Ethyol  inventory as of September 30, 2001,  which was recorded as a reduction to product sales in the amount of $2.3 million.  During the third quarter of 2001, the Company  recognized the remaining  deferred revenues of $2.2 million, which are included in other revenues,  and recorded to selling general and administrative  expense $13.4 million in termination fees due to ALZA,  which is included in accrued  expenses as of December 31, 2001.  Beginning  October 1, 2001,  the Company  records all revenues from domestic sales of Ethyol,  and beginning April 1, 2002, the Company will pay ALZA a declining  royalty for nine years, based on sales of Ethyol in the United States.

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
Under this  agreement,  Scherico  purchases  Ethyol from the Company at a price based on a percentage  of the net sales of Ethyol in
Germany, United Kingdom,  Spain, Italy and France.  Scherico's exclusive rights to market the product will continue through December
31, 2003. At the end of the exclusive period,  the Company may co-promote  Ethyol with Scherico for two years,  through December 31,
2005.  Thereafter,  the Company will reacquire sole marketing rights,  subject to an obligation to pay Scherico a royalty based on a percentage of net sales, if any, from the European territories for a period of three years.  Scherico may terminate the agreement at any time by providing 180 days written notice.  Prior to 2000, the Company  received  payments of $11 million under the terms of the agreement, a portion of which was deferred in 2000 in accordance with SAB 101, and is being recorded as other revenue as the Company fulfills certain obligations under the agreement.

The Company also entered into  licensing  agreements for Ethyol and NeuTrexin  with  affiliates of Schering for several  territories outside the United States. The licensees are required to pay the Company compensation based on their net sales of the products,  and the Company sells the products to the licensees at an agreed upon price.

GlaxoSmithKline

In December 1997, the Company and  GlaxoSmithKline  ("GSK")  entered into a strategic  alliance to develop and  commercialize  human papillomavirus (HPV) vaccines for the prevention of cervical cancer and genital warts. In exchange for exclusive worldwide rights to the Company's HPV technology, GSK agreed to provide the Company with an up-front payment, future funding and potential developmental and sales milestones which together could total over $85 million,  as well as royalties on any product sales. Under the terms of the agreement, the companies will collaborate on research and development activities.  The Company conducts Phase 1 and Phase 2 clinical trials and manufactures clinical material for those studies. GSK is responsible for the final development of the product, as well as regulatory,  manufacturing,  and marketing  activities.  In January 1998, the Company  received a $15 million  payment from GSK upon commencement  of the agreement.  In accordance with SAB 101, a portion of this payment was deferred in 2000 and is being recorded as other revenue as the Company fulfills certain obligations under the agreement.  During 2001, the Company revised its estimate of the total cost to fulfill its obligations under the agreement,  based on significant  progress at lower cost than previously  estimated.
The Company recorded the cumulative effect of this change in estimate,  which resulted in additional revenues of $0.5 million, for a total of $0.9 million for the year ended December 31, 2001, which are included in other revenues.  Research funding of $2.8 million,
$7.8 million,  and $6.2 million  associated  with the agreement has been included in other revenues for the years ended December 31,
2001, 2000, and 1999, respectively.

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

Wyeth

On November 8, 1993, the Company signed a definitive agreement with American Cyanamid Company,  which was later acquired by American
Home Products which is now called Wyeth, to co-promote and share profits or losses on the Company's original RSV product,  RespiGam, which was licensed for marketing by the FDA on January 18, 1996.  Pursuant to an amendment to the agreement signed in December 1999,
Wyeth's obligation to co-promote RespiGam in the United States was terminated. In addition, Wyeth no longer shares in any profits or losses of RespiGam  in the United  States.  The Company  recorded a credit of $6.8  million to selling,  general and  administrative expense in 1999 related to the signing of the amendment.

Other Agreements

The Company has entered into research,  development and license agreements with various federal and academic  laboratories and other institutions to further develop its products and technology and to perform clinical trials.  Under these agreements,  the Company is obligated to provide funding of approximately  $27.9 million and $7.4 million in 2002 and 2003,  respectively.  The Company has also agreed to make milestone payments in the aggregate amount of $119.4 million on the occurrence of certain events such as the granting by the FDA of a license for product marketing in the United States for some of the product  candidates  covered by these agreements.
In exchange for the licensing rights for commercial development of proprietary  technology,  the Company has agreed to pay royalties on sales using such licensed technologies.

16.      Forward Exchange Contracts

The Company enters into foreign forward  exchange  contracts to hedge against foreign exchange rate  fluctuations  that may occur on certain of the Company's foreign currency  denominated  obligations.  As of December 31, 2001 the Company had no outstanding forward contracts.  As of December 31, 2000, the Company had outstanding forward Euro contracts in the amount of $11.1 million, all expiring within one year.  Fair value of the  outstanding  contracts at December 31, 2000 was $0.5  million.  Unrealized  gains and losses on foreign forward  exchange  contracts that are designated and effective as hedges are deferred and recognized in the same period that the hedged obligation is recognized.  During the year ended December 31, 2001, net unrealized gains on forward exchange contracts of
$0.1 million,  net of tax, were reclassified as earnings during the year as the related inventory was sold. As of December 31, 2001, deferred gains on forward exchange  contracts  included in accumulated other  comprehensive  income are immaterial.  During the year ended  December 31, 2001, the Company did not  reclassify  any material  gains or losses  relating to ineffective  hedges to current period earnings.  The notional  principal amounts for off-balance sheet  instruments  provide one measure of the transaction  volume outstanding  as of year end, and does not  represent the amount of the  Company's  exposure to credit or market loss.  The Company's exposure  to market risk will vary over time as a function of currency  rates.  As of January 1, 2001 the Company  adopted  SFAS 133
"Accounting for Derivatives and Similar Financial Instruments." See Note 2.

17.      COMMITMENTS AND CONTINGENCIES

Manufacturing, Supply and Purchase Agreements

The Company has entered into manufacturing, supply and purchase agreements in order to provide production capability for CytoGam and
RespiGam, and to provide a supply of human plasma for production of both products. No assurance can be given that an adequate supply of plasma will be available  from the Company's  suppliers.  Human plasma for CytoGam is converted to an  intermediate  raw material
(Fraction  II+III  paste) at the Company's  Frederick  manufacturing  facility.  The  intermediate  material is then supplied to the manufacturer  of the bulk product,  the State Lab.  Pursuant to the agreements  with the State Lab, the Company paid $6.8 million in
2001, $8.7 million in 2000, and $8.3 million in 1999 for production and process development. The Company has an informal arrangement with the State Lab for planned production of CytoGam and RespiGam through June 2003 for $8.4 million and $0.6 million, respectively, subject to production level adjustments.  If the State Lab, which holds the sole product and establishment licenses from the FDA for the  manufacture  of CytoGam and  RespiGam,  is unable to satisfy the  Company's  requirements  for CytoGam on a timely  basis or is prevented for any reason from manufacturing  CytoGam, the Company may be unable to secure an alternative  manufacturer without undue and materially adverse operational disruption and increased cost. The Company also has an agreement with Aventis Pasteur to fill and package CytoGam through 2002.

In December  1997,  the Company  entered into an agreement  with  Boehringer  Ingelheim  Pharma KG ("BI"),  to provide  supplemental manufacturing  of the Company's  second  generation RSV product,  Synagis.  The Company paid $14.3 million in 2001, $26.4 million in
2000,  and $21.1 million in 1999 related to production  and scale-up of production as part of this  agreement.  The Company has firm commitments  with BI for planned  production  through March 2004 for  approximately  43.7 million Euros.  Should the manufacturer be unable to supply  Synagis to the Company  for any  reason,  there can be no  assurance  that the  Company  will be able to secure an alternate manufacturer in a timely basis or without increased cost.

18.      OTHER OPERATING EXPENSES

Other operating expenses,  which reflect other manufacturing  related costs, include primarily  manufacturing startup costs incurred prior to FDA approval for the Company's  Frederick  Manufacturing  Center ("FMC") as well as excess  capacity  related to the plasma production  portion of the FMC.  Expenses in 2001 also include a $1.3 million charge to reserve for noncurrent raw plasma  inventory not eligible  for  processing  at the FMC.  Expenses in both 2000 and 1999 also  include  charges of $1.8 million and $1.4  million, respectively,  for the write-off of certain equipment  associated with the Company's plasma production  activities.  Other operating expenses are expected to continue until the plasma production portion of the FMC is fully utilized.

19.      PENSION PLAN

The Company has defined contribution 401(k) pension plans and other defined contribution plans available to all full-time employees.
Employee  contributions  are voluntary and are determined on an individual basis subject to the maximum  allowable under federal tax regulations.  Participants are always fully vested in their  contributions.  The Company also makes employer  contributions.  During
2001, 2000, and 1999 the Company contributed $1.1 million, $0.9 million, and $1.1 million, respectively, in cash to the plans. Prior to the merger with U.S. Bioscience,  a deferred  compensation  program was provided for certain executives of U.S.  Bioscience.  The program was terminated in December 1999 and all vested balances were paid in full. Expense related to the deferred compensation plan was $0.1 million in 1999.

20.      LEGAL PROCEEDINGS

In 1998,  MediGene AG ("MediGene")  initiated a legal action against Loyola University of Chicago  ("Loyola") and the Company in the
U.S. District Court for the Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the  Company  with an alleged  prospective  business  relationship  between  MediGene  and  Loyola.  The  claims  relate to human papillomavirus  vaccine  technology  allegedly covered by contracts between MediGene and the Company and by a license agreement from
Loyola to the Company,  under which the Company  granted a sublicense to  GlaxoSmithKline.  MediGene  seeks damages from the Company ranging from $31.3 million to $86.9 million based on the tortious  interference  claim, and/or damages ranging from $10.2 million to
$31.3 million based on the breach of contract claim.  MediGene also seeks ownership of the patents in question, as well as recission of the Company's license agreement from Loyola or rights as a third-party  beneficiary  thereof.  On December 22, 2000 and March 15,
2001, the District Court granted summary judgment motions in favor of the Company on all claims. The District Court ordered entry of final judgment in favor of the Company on March 19, 2002. On March 27, 2002 MediGene filed a notice of appeal to the United States
Court of Appeals for the Federal Circuit.

In October 2000, Celltech Chiroscience Limited ("Celltech")  commenced a legal proceeding against the Company in the U.K. High Court of Justice, Chancery Division, Patents Court. Celltech alleges that the Company failed to pay royalties with respect to its sales of
Synagis as required by a license  agreement  dated  January 19, 1998.  Under the  agreement,  the Company  obtained  from Celltech a worldwide license to make, use and/or sell product under a patent (and related applications) pertaining to humanized antibodies.  In the proceeding, Celltech seeks payment of a 2% royalty based on net sales of Synagis sold or manufactured in the United States, with interest, and certain costs, including attorney's fees. The Company has filed answering papers denying that any royalties are due on the basis that  Celltech's  U.S.  patent does not cover  Synagis and has sought  dismissal of the case on the grounds that the legal doctrine of prosecution  history estoppel prevents Celltech from claiming that its patent covers Synagis. On July 20, 2001, the High
Court of  Justice  ordered a  hearing,  which is  expected  to take place in late 2002 or early  2003,  on  whether it will  dismiss
Celltech's case on this basis. On November 29, 2001, the Company  received a letter from counsel for Celltech  enclosing a copy of a patent  granted by the European  Patent  Office on November 14, 2001.  That letter  requested  various  information  concerning  the manufacture and sale of Synagis in Europe and sought confirmation that the Company would pay royalties on such sales pursuant to the license  agreement dated January 19, 1998. As of March 25, 2002, the Company had not made the royalty payments that were the subject of Celltech's letter, and Celltech had not initiated any legal proceeding against the Company based on its European patent.

On December 18, 2001,  Genentech,  Inc.  ("Genentech")  announced that it had been granted a patent  relating to certain methods and compositions used to produce  antibodies by recombinant DNA technology.  Four years ago, in anticipation of any potential impact the issuance of Genentech's  patent could have on the production of Synagis,  the Company obtained a license to this patent. The Company has received from  Genentech a letter,  dated January 7, 2002,  stating that Genentech  expects to receive from the Company  royalty payments  pursuant to such license.  The Company is in the process of evaluating  whether any valid claim of Genentech's  patent, as recently  issued,  covers  production  of Synagis.  If so, the Company would pay royalties to Genentech on U.S. net sales of Synagis commencing  December 18, 2001.  Pending  resolution of this issue,  the Company has made certain royalty payments to Genentech under protest and with reservation of all of its rights.  The Company is also evaluating whether any of its other  antibody-based  product candidates, if and when approved for marketing by the U.S. Food and Drug Administration, could require a license under the Genentech patent.

On February  28, 1996,  Ichthyol  Gesellschaft  Cordes,  Hermanni & Co.  ("Ichthyol  Gesellschaft")  filed a complaint  for refrain, information and damages with the Regional Court of Hamburg against  MedImmune  Oncology on the grounds of trademark  infringement in respect of the use of the trademark "Ethyol" in Germany. No monetary amount is currently being sought in the litigation by Ichthyol.
Ichthyol is seeking injunctive relief against the use of the trademark Ethyol in Germany. The suit was dismissed on January 29, 1997 by the Regional Court of Hamburg.  Ichthyol Gesellschaft filed an appeal, and a judgment was rendered in favor of MedImmune Oncology in the appellate  proceedings.  In January 1999,  Ichthyol  Gesellschaft  filed an appeal on points of law with the Federal Court of
Justice, and in June 1999, Ichthyol  Gesellschaft filed the grounds for the appeal on points of law. By judgment of May 3, 2001, the
Federal Court of Justice reversed the judgment of the Higher Regional Court and remitted the case to that court for another hearing.
By order of December l9, 2001, the Higher Regional Court ordered Ichthyol to make further submissions  concerning the relevant facts and legal questions. Ichthyol recently filed its submissions. Another hearing will probably be held this summer.

After  consultation with its counsel,  the Company believes that it has meritorious  defenses to the claims referred to above and is determined  to defend its position  vigorously.  While it is  impossible  to predict with  certainty  the eventual  outcome of these proceedings,  the Company  believes they are unlikely to have a material  adverse effect on its financial  position but might have a material adverse effect on its results of operations for a particular period.

21.      SUBSEQUENT EVENTS

During January 2002, the Company  completed its acquisition of Aviron through an exchange offer and merger  transaction  pursuant to the definitive merger agreement between the two parties dated December 3, 2001. Aviron is a biopharmaceutical  company headquartered in Mountain View,  California,  focused on prevention of diesease through  innovative  vaccine  technologies.  Aviron's lead product candidate is FluMist, a live, attenuated virus vaccine delivered as a nasal mist for the prevention of influenza.

Under the terms of the agreement,  the Company  exchanged  approximately  34.0 million of its common shares for  approximately  31.6 million shares of Aviron common stock,  and an additional  7.1 million shares are issuable upon the exercise of Aviron's  outstanding options and warrants.  In addition,  holders of Aviron's $200 million of convertible  notes will be able to convert the notes into a total of 3.4 million shares of the Company's  common stock at a conversion  price of $58.14 per share. The transaction was valued at approximately $1.6 billion, net of Aviron cash. Following the exchange, a wholly-owned subsidiary of the Company merged into Aviron, as a result of which  Aviron has become a  wholly-owned  subsidiary  of the Company.  The  acquisition  will be  accounted  for as a purchase. Effective January 10, 2002, the results of operations of Aviron will be included in the results of the combined entity.

The purchase  price  allocation  has not yet been  finalized.  The Company is  currently  performing a valuation of all tangible and intangible  assets and liabilities,  including the acquired  in-process  research and development and other intangible  assets.  The
Company's  preliminary  estimate  is that the  purchase  price will be  allocated  as $1,145  million  of  in-process  research  and development,  $447 million of cash and  marketable  securities,  and the  remainder  to other  tangible  and  intangible  assets and liabilities.  The Company will not finalize the purchase  accounting until it completes the valuation of all tangible and intangible assets and liabilities. Accordingly, the Company is not able to present a condensed balance sheet as of January 10, 2002.

During March 2002, the Company paid approximately  $13.4 million to acquire 25 acres of land in Gaithersburg,  Maryland,  which will serve as the site of the Company's new corporate headquarters. The Company has contracted with a designer and general contractor for the construction of the new facility over the next several years, at a total estimated cost of $80 million. The construction project is expected to break ground in April 2002. The Company  expects to take  occupancy of the first phase,  which will feature a complex totaling 218,000 square feet, in the fall of 2003.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MedImmune, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders'
equity and of cash flows present fairly, in all material respects, the financial position of MedImmune, Inc. and its subsidiaries at
December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting  principles generally accepted in the United States of America.  These financial  statements are the  responsibility  of the Company's  management;  our  responsibility  is to express an opinion on these financial  statements  based on our audits.  We conducted  our audits of these  statements in  accordance  with  auditing  standards generally accepted in the United States of America,  which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material  misstatement.  An audit includes examining,  on a test basis,  evidence supporting  the amounts and  disclosures  in the financial  statements,  assessing the accounting  principles  used and  significant estimates made by management,  and evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
January 24, 2002 except for Notes 20 and 21
     as to which the date is March 27, 2002
McLean, Virginia

Report of Management

The  management of the Company is responsible  for the  preparation of the financial  statements and related  financial  information included in this annual report.  The statements  were prepared in conformity with accounting  principles  generally  accepted in the
United States of America and, accordingly, include amounts that are based on informed estimates and judgments.

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

/s/Gordon S. Macklin
Chairman of the Audit Committee

                                         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                                                ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MEDIMMUNE, INC.
Information  with respect to directors is included in the Company's  Proxy  Statement to be filed  pursuant to  Regulation  14A (the
"Proxy Statement") under the caption "Election of Directors," and such information is incorporated herein by reference. Set forth in
Part I, Item 1, are the names and ages (as of February 28,  2002),  the  positions  and offices held by, and a brief  account of the business experience during the past five years of each executive officer.

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

a)  Documents filed as part of the Report

         1.       Financial Statements and Supplemental Data
                  a.       Consolidated Balance Sheets at December 31, 2001 and 2000
                  b.       Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999
                  c.       Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999
                  d.       Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999
                  e.       Notes to Consolidated Financial Statements
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

b)  Reports on Form 8-K

    Date Filed                        Event Reported
    ----------                        --------------
    December 21, 2001                 MedImmune has held license to Genentech antibody patent since 1997.
    December 27, 2001                 MedImmune completes enrollment in clinical trials for Synagis(R)and siplizumab.

C)       ITEM 601 EXHIBITS

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E1 and such listing is incorporated by reference.

                                                              SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          MEDIMMUNE, INC.

                                                          /s/ David M. Mott
Date:  March 26, 2002                                     By:  David M. Mott
                                                          Vice Chairman and
                                                          Chief Executive Officer

Date:  March 26, 2002                                     /s/ Gregory S. Patrick
                                                          By:  Gregory S. Patrick
                                                          Chief Financial Officer

Pursuant to the requirements of the Securities  Exchange Act of 1934, this report has been signed below by the following  persons in the capacities and on the dates indicated.

Date: March 26, 2002                                      /s/ Wayne T. Hockmeyer
                                                              Wayne T. Hockmeyer, Chairman

                                                          /s/ M. James Barrett
Date: March 26, 2002                                          M. James Barrett,Director

                                                          /s/ Melvin D. Booth
Date:  March 26,  2002                                        Melvin D. Booth, Director

                                                          /s/ James H. Cavanaugh
Date: March 26, 2002                                          James H. Cavanaugh, Director

                                                          /s/ Barbara Hackman Franklin
Date: March 26, 2002                                          Barbara Hackman Franklin, Director

                                                          /s/ Gordon S. Macklin
Date: March 26, 2002                                          Gordon S. Macklin, Director

                                                          /s/ Franklin H. Top, Jr.
Date: March 26, 2002                                          Franklin H. Top, Jr., Director

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of MedImmune, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 24, 2002, except for Notes 20 and 21, as to which the date is March 27, 2002,  appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule  listed in Item 14(a)(2) of this Form 10-K. In our opinion,  the  financial  statement  schedule  presents  fairly,  in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
January 24, 2002

Schedule I
                                                            MedImmune, Inc.
                                                   Valuation and Qualifying Accounts
                                                            (in thousands)

                                                Balance at                                                  Balance at
                                                beginning                                                     end of
          Description                           of period              Additions         Deductions           period
          ------------                          ---------              ---------         ----------           ------

For the year ended
    December 31, 2001
Trade and Contract
  Receivables Allowance                           $15,720                $76,753           ($68,113)          $24,360
Trade Receivables Bad
       Debt Reserve                                 1,562                  2,274             (1,316)            2,520
Inventory Reserve                                   6,230                 12,703             (9,793)            9,140
Physical Asset Reserve                              2,463                     --                (89)            2,374
                                                  -------                -------            -------           -------
                                                  $25,975                $91,730           ($79,311)          $38,394
                                                  =======                =======           ========           =======
For the year ended
  December 31, 2000
Trade and Contract Receivables Allowance          $16,103                $58,898           ($59,281)          $15,720
Trade Receivables
   Bad Debt Reserve                                 1,304                  1,575             (1,317)            1,562
Inventory Reserve                                   8,004                  3,550             (5,324)            6,230
Physical Asset Reserve                                828                  2,536               (901)            2,463
                                                  -------                -------           --------           -------
                                                  $26,239                $66,559           ($66,823)          $25,975
                                                  =======                =======           =========          =======

                                                                  S-1

For the year ended
  December 31, 1999
Trade and Contract
  Receivables Allowance                           $29,589                $43,779           ($57,265)          $16,103
Trade Receivables Bad
  Debt Reserve                                        368                  1,390               (454)            1,304
Inventory Reserve                                   9,747                    803             (2,546)            8,004
Physical Asset Reserve                                 --                  1,682               (854)              828
                                                  -------                -------           --------           -------
                                                  $39,704                $47,654           ($61,119)          $26,239
                                                  =======                =======           ========           =======

                                                                  S-2

c)       Item 601 Exhibits
2.1(29)               Agreement and Plan of Merger, dated as of December 2, 2001, among MedImmune, Inc., Apple Merger Corp. and
                      Aviron
3.1(4)                Restated Certificate of Incorporation, dated May 14, 1991
3.2(3)                By-Laws, as amended
3.3(24)               By-Laws, as amended
3.4                   Certificate of Amendment to the Restated Certificate of Incorporation, dated August 5, 1996*
3.5                   Certificate of Amendment to the Restated Certificate of Incorporation, dated June 15, 1998*
3.6                   Certificate of Amendment to the Restated Certificate of Incorporation, dated May 18, 2000*
3.7                   By-Laws, as amended*
4.1 (19)              Amended and Restated Rights Agreement, dated as of October 31, 1998, between MedImmune, Inc., and American
                      Stock Transfer and Trust Company, as Rights Agent
4.2                   Certificate of Designations of Series B Junior Preferred Stock*
4.3                   Warrant for Common Stock, issued to University of Michigan  (incorporated by reference to Exhibit 4.14 to
                      Aviron's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and
                      Exchange Commission March 8, 2000).
4.4                   Indenture entered into between Aviron and HSBC Bank USA as Trustee, dated February 7, 2001 (incorporated by reference to Exhibit 4.22 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000, filed with the Securities and Exchange Commission March 27, 2001).
4.5                   Officer's Certificate pursuant to Section 2.01 of the Subordinated Indenture, dated February 7, 2001
                      (incorporated by reference to Exhibit 4.22 to Aviron's Annual Report on Form 10-K405 for the year ended
                      December 31, 2000, filed with the Securities and Exchange Commission March 27, 2001).
4.6                   Warrant for Common Stock, issued to University of Michigan (incorporated by reference to Exhibit 4.25 to
                      Aviron's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and
                      Exchange Commission May 15, 2001).
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

                                                                  E1

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
10.8(3)               First Amendment to CMV License Agreement dated May 3, 1991 between the Company and MHRI
10.9(3)               CMV Research Agreement dated April 23, 1990 between the Company, MHRI and MPHBL
10.10(3)              License Agreement dated November 8, 1989 between the Company, PPI, and the Henry M. Jackson Foundation for the
                      Advancement of Military Medicine ("HMJ")
10.11(1)(3)           License Agreement dated November 15, 1990 between Company and Merck & Co., Inc.
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
10.16 (3)             License Agreement dated July 5, 1989 between the Company,         Albert
                      Einstein College of Medicine of Yeshiva University, The Whitehead Institute and Stanford University
10.17 (3)             License Agreement dated July 1, 1989 between the Company and the National Technical Information Service
                      ("NTIS")
10.18 (3)             License Agreement dated September 1, 1989 between the Company and NTIS
10.19 (5)             Form of Stock Option Agreement, as amended
10.20 (3)             Convertible Preferred Stock and Warrant Purchase Agreement between HCV, Everest Trust and the Company dated
                      January 12, 1990 with form of Warrant
10.21 (3)             Restated Stockholders' Agreement dated May 15, 1991
10.22 (3)             Lease Agreement between Clopper Road Associates and the Company dated February 14, 1991
10.23 (7)             1991 Stock Option Plan
10.24 (3)             Sublease between the Company and Pharmavene, Inc.
10.25 (4)             Agreement between New England Deaconess Hospital Corporation and the Company, dated as of August 1, 1991
10.26 (1)(4)          Research Collaboration Agreement between Merck and the Company effective as of November 27, 1991

                                                                  E2

10.27 (1)(4)          Co-promotion Agreement between Merck and the Company effective as of November 27, 1991
10.28 (1)(4)          License Agreement between Merck and the Company effective         as of November 27, 1991
10.29 (1)(5)          Letter Agreement between Merck and the Company, dated January 26, 1993
10.30 (1)(5)          Termination, Purchase and Royalty Agreement between CLI and the
                      Company, dated December 24, 1992
10.30.1(1)(12)        Amendment to Termination, Purchase and Royalty Agreement between Connaught Technology Corporation and
                      MedImmune, Inc. dated December 31, 1995
10.31 (1)(5)          Research and License Agreement between Cell Genesys, Inc. and the Company, dated April 29, 1992
10.31(a)(5)           Unredacted pages 2-5 of Exhibit 10.31
10.32 (5)             Form of 1993 Non-Employee Director Stock Option Plan
10.33 (1)(8)          Sponsored Research and License Agreement between Georgetown University and the Company dated February 25, 1993
10.34 (1)(8)          License Agreement between Roche Diagnostic Systems, Inc. and the Company dated March 8, 1993
10.35 (1)(8)          Pip/Tazo Co-Promotion Agreement between American Cyanamid Company and the Company dated November 8, 1993
10.35.1(12)           Agreement dated October 26, 1995 between American Cyanamid Company and the Company
10.36(1)(8)           RSVIG Co-Development and Co-Promotion Agreement between American Cyanamid Company and the Company dated
                      November 8, 1993
10.36.1(12)           Agreement dated October 26, 1995 between American Cyanamid Company and the Company
10.37 (1)(8)          RSV MAB Co-Development and Co-Promotion Agreement between American Cyanamid Company and the Company dated
                      November 8, 1993
10.37.1(12)           Agreement dated October 26, 1995 between American Cyanamid Company and the Company
10.38 (1)(8)          RSV Vaccine Co-Development and Co-Promotion Agreement between American Cyanamid Company and the Company dated
                      November 8, 1993
10.38.1(12)           Agreement dated October 26, 1995 between American Cyanamid Company and the Company
10.39 (1)(10)         Fraction II + III Paste Supply Agreement between Baxter Healthcare Corporation and the Company dated
                      September 1, 1994
10.40 (11)            Employment Agreement between David P. Wright and the Company dated January 2, 1995
10.41 (11)            Employment Agreement between Bogdan Dziurzynski and the Company dated February 1, 1995
10.42 (11)            Employment Agreement between Wayne T. Hockmeyer and the Company dated February 1, 1995

                                                                  E3

10.43 (11)            Employment Agreement between David M. Mott and the Company dated February 1, 1995
10.44 (11)            Employment Agreement between Franklin H. Top, Jr. and the Company dated February 1, 1995
10.45 (11)            Employment Agreement between James F. Young and the Company dated February 1, 1995
10.46 (1)(11)         License Agreement between Symbicom AB and the Company     dated May 20, 1994
10.47 (1)(11)         License Agreement between the University of Kentucky Research Foundation and the Company effective  June 10,
                      1994
10.48 (1)(11)         Research and Development Agreement between the University of Kentucky Research Foundation and the Company
                      effective June 10, 1994
10.49 (1)(11)         Research and License Agreement between Washington University and the Company effective July 1, 1994
10.50 (1)(11)         Research and License Agreement between Washington University and the Company effective  March 1, 1995
10.51 (1)(9)          License Agreement between Baxter Healthcare Corporation and MedImmune, Inc. effective June 2, 1995
10.52 (1)(9)          Stock Purchase Agreement between Baxter Healthcare Corporation and MedImmune, Inc. dated June 22, 1995
10.53 (2)(10)         Alliance Agreement between BioTransplant, Inc. and MedImmune, Inc. dated October 2, 1995
10.54 (12)            Stock Purchase Agreement dated October 25, 1995 between MedImmune, Inc. And American Home Products
10.55 (2)(12)         Collaboration and License Agreement dated as of July 27, 1995 between MedImmune, Inc. And Human Genome
                      Sciences, Inc.
10.56 (12)            Stipulation of Settlement in reference to MedImmune, Inc. Securities Litigation, Civil Action No. PJM93-3980
10.57 (2)(13)         Plasma Supply Agreement dated effective as of February 8, 1996, by and between DCI Management Group, Inc. and
                      MedImmune, Inc.
10.58 (2)(13)         License and Research Support Agreement dated as of April 16, 1996, between The Rockefeller University and
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

                                                                  E4

10.64(1)(14)          Engineering, Procurement, Construction and Validation Services Agreement between MedImmune, Inc. and Fluor
                      Daniel, Inc. effective as of July 31, 1996.
10.65(2)(14)          Research and License Agreement between OraVax Merieux Co. and MedImmune, Inc. effective as of November 1, 1996
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
10.69 (15)            Employment Agreement between David P. Wright and MedImmune, Inc. effective April 1, 1997.
10.70 (15)            Employment Agreement between James F. Young and MedImmune, Inc.effective April 1, 1997.
10.71 (15)            Employment Agreement between Bogdan Dziurzynski and  MedImmune, Inc. effective April 1, 1997.
10.72 (16)            Master Loan & Security Agreement, dated June 16, 1997 by and between Transamerica and MedImmune, Inc.
10.73 (1)(16)         Patent License Agreement, (MEDI-493) dated July 17, 1997 by and between Protein Design Labs and MedImmune,Inc.
10.74 (1)             Patent License Agreement, (MEDI-507) dated July 17, 1997 by and between Protein Design Labs and MedImmune,Inc.
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

                                                                  E5

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

                                                                  E6

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

                                                                  E7

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
                      Southern Research Institute (incorporated by reference to Exhibit 10.8 to the U.S. Bioscience, Inc. Annual
                      Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)
10.108                Agreement, dated as of November 25, 1988, between U.S. Bioscience, Inc. and Warner-Lambert Company
                      (incorporated by reference to Exhibit 10.23 to the U.S. Bioscience, Inc. Registration Statement on Form 10
                      filed with the Securities and Exchange Commission on September 21, 1989)
10.108 (a)            Amendment No. 1, dated March 13, 1992 to Agreement dated as of November 25, 1988, between U.S. Bioscience,Inc.
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

                                                                  E8

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

                                                                  E9

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
10.119 (23)           Agreement and Plan of Merger dated as of September 21, 1999 among MedImmune, Inc. and Marlin Merger Sub Inc.
                      and U. S. BioScience, Inc.
10.120 (25)           Amendment to Employment Agreement for Wayne Hockmeyer.
10.121 (26)           Employment Agreement between James F. Young and MedImmune, Inc. dated November 1, 2000.
10.122 (26)           Asset Purchase Agreement dated October 26, 2000 by and between MedImmune Oncology, Inc. and MGI Pharma, Inc.
10.123 (26)           Amendment to Employment Agreement for Armando Anido, dated November 16, 2000.
10.124 (26)           Amendment to Employment Agreement for Melvin Booth, dated November 16, 2000.
10.125 (26)           Amendment to Employment Agreement for Bogdan Dziurynski, dated November 16, 2000.
10.126 (26)           Amendment to Employment Agreement for Franklin Top, Jr., M.D. dated November 16, 2000.
10.127 (26)           Amendment to Employment Agreement for David Mott, dated November 16, 2000.
10.128 (2)(27)        Supply Transfer Agreement between Immunex Corporation and MedImmune, Inc.
10.129 (2)(28)        Amendment No. 3 to Distribution and Marketing collaboration Agreement between MedImmune Oncology, Inc. and
                      ALZA Corporation.

                                                                E10

10.130                Employment Agreement between Gregory F. Patrick and MedImmune, Inc. dated February 15, 2001.*
10.131                Employment Agreement between Edward M. Connor, M.D. and MedImmune, Inc. dated February 15, 2001.*
10.132                Employment agreement between Gail Folena-Wasserman and MedImmune, Inc. dated April 18, 2001.*
10.133                Employment agreement between Edward J. Arcuri, Ph.D. and MedImmune, Inc. dated February 25, 2002.*
10.134                Employment agreement between Harry B. Greenberg and MedImmune, Inc. dated March 26, 2002.*
10.135 (1)            Materials Transfer and Intellectual Property Agreement between the Registrant and the Regents of the
                      University of Michigan, dated February 24, 1995 (incorporated by reference to Exhibit 10.3 to Aviron's
                      Registration Statement on Form S-1 filed with the Securities and Exchange Commission June 5, 1996).
10.136                Stock Transfer Agreement between the Registrant and the Regents of the University of Michigan, dated
                      February 24, 1995 (incorporated by reference to Exhibit 10.4 to Aviron's Registration Statement on Form
                      S-1 filed June 5, 1996).
10.137 (1)            Cooperative Research and Development Agreement between the Registrant and the National Institutes of Health,
                      dated May 30, 1995 (incorporated by reference to Exhibit 10.6 to Aviron's Registration Statement on Form S-1
                      filed June 5, 1996).
10.138                First Amendment to Facility Reservation Agreement, dated as of August 1, 2000, by and between Aviron and
                      Packaging Coordinators, Inc. (incorporated by reference to Exhibit 10.32 to Aviron's Quarterly Report on Form
                      10-Q for the quarter ended September 30, 2000 filed November 14, 2000).
10.139                1996 Equity Incentive Plan, as amended as of June 1, 2000 (incorporated by reference to Exhibit 99.1 to
                      Aviron's Registration Statement on Form S-8 filed August 23, 2000).
10.140                Industrial Lease between the Registrant and the Vanni Business Park General Partnership, dated August 29, 1995
                      (incorporated by reference to Exhibit 10.12 to Aviron's Registration Statement on Form S-1 filed June 5, 1996).
10.141   (1)          Biological Materials License Agreement between the Registrant and the National Institutes of Health, dated
                      May 31, 1996 (incorporated by reference to Exhibit 10.14 to Aviron's Registration Statement on Form S-1/A
                      filed June 20, 1996).
10.142 (2)            Amended and Restated Production Agreement, dated as of August 1, 2000, by and between Aviron and Packaging
                      Coordinators, Inc. (incorporated by reference to Exhibit 10.31 to Aviron's Quarterly Report on Form 10-Q for
                      the quarter ended September 30, 2000 filed November 14, 2000 and Appendix 5 of this exhibit is incorporated by reference to Exhibit 10.17 to Aviron's Registration Statement on Form S-3 filed December 5, 1997).

                                                                  E11

10.143 (1)            Production Agreement between the Registrant and Packaging Coordinators, Inc., dated as of October 31, 1997
                      (incorporated by reference to Exhibit 10.16 to Aviron's Registration Statement on Form S-3 filed December 5,
                      1997).
10.144                Facility Reservation Agreement between the Registrant and Packaging Coordinators, Inc., dated as of
                      October 31, 1997 (incorporated by reference to Exhibit 10.17 to Aviron's Registration Statement on Form S-3
                      filed December 5, 1997).
10.145 (1)            Supply Agreement between the Registrant and Becton Dickinson and Company dated July 1, 1998 (incorporated by reference to Exhibit 10.19 to Aviron's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed November 16, 1998).
10.146 (1)            United States License and Co-Promotion Agreement between the Registrant and Wyeth Lederle Vaccines dated
                      January 11, 1999 (incorporated by reference to Exhibit 10.20 to Aviron's Annual Report on Form 10-K for the
                      year ended on December 31, 1998 filed March 31, 1999).
10.147 (1)            International FluMist(TM) License Agreement between the Registrant and Wyeth dated January 11, 1999
                      (incorporated by reference to Exhibit 10.21 to Aviron's Annual Report on Form 10-K for the year ended on
                      December 31, 1998 filed March 31, 1999).
10.148 (1)            FluMist(TM) Supply Agreement between the Registrant and Wyeth Lederle Vaccines dated January 11, 1999
                      (incorporated by reference to Exhibit 10.22 to Aviron's Annual Report on Form 10-K for the year ended on
                      December 31, 1998 filed March 31, 1999).
10.149 (1)            Credit Agreement between the Registrant and American Home Products Corporation dated January 11, 1999
                      (incorporated by reference to Exhibit 10.23 to Aviron's Annual Report on Form 10-K for the year ended on
                      December 31, 1998 filed March 31, 1999).
10.150 (1)            Letter Amendment to the Materials Transfer and Intellectual Property Agreement between the Registrant and the
                      Regents of the University of Michigan dated February 24, 1999 (incorporated by reference to Exhibit 10.24 to
                      Aviron's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed May 13, 1999).
10.151                Real Property Lease by and between the Registrant and Spieker Properties, L.P. dated February 5, 1999
                      (incorporated by reference to Exhibit 10.25 to Aviron's Quarterly Report on Form 10-Q for the quarter ended
                      June 30, 1999 filed August 13, 1999).
10.152 (1)            First Amendment to the Influenza Vaccine Collaboration and License and Distribution Agreement by and between the Registrant and CSL Limited, A.C.N. dated June 7, 1999 (incorporated by reference to Exhibit 10.26 to
                      Aviron's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed August 13, 1999).

                                                                  E12

10.153                Real Property Lease by and between the Registrant and MELP VII L.P., dated October 20, 1999 (incorporated by reference to Exhibit 10.30 to Aviron's Annual Report on Form 10-K for the year ended December 31, 1999 filed
                      March 8, 2000).
10.154                Amendment No. 1 to Stock Transfer Agreement by and between the Registrant and The Regents of the University of
                      Michigan, dated February 16, 2000 (incorporated by reference to Exhibit 10.33 to Aviron's Annual Report on
                      Form 10-K for the year ended December 31, 1999 filed March 8, 2000).
10.155                1999 Non-Officer Equity Incentive Plan, as amended as of September 24, 2001 (incorporated by reference to exhibit 4.1 to Aviron's Registration Statement on Form S-8 filed October 23, 2001).
10.156                Stock Option Agreement for C. Boyd Clarke (incorporated by reference to Exhibit 99.4 to Aviron's Registration
                      Statement on Form S-8 filed August 23, 2000).
10.157 (2)            Agreement for Lease of AVU Premises at Gaskill Road, Speke, dated October 11, 2000 (incorporated by reference to Exhibit 10.38 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000, filed with the Securities and Exchange Commission March 27, 2001).
10.158 (2)            Underlease of AVU Premises at Gaskill Road Speke, dated October 11, 2000 (incorporated by reference to Exhibit
                      10.39 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000, filed with the
                      Securities and Exchange Commission March 27, 2001).
10.159 (2)            Agreement for Lease of AVU Extension Premises at Gaskill Road Speke, dated October 11, 2000 (incorporated by reference to Exhibit 10.40 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000, filed with the Securities and Exchange Commission March 27, 2001).
10.160 (2)            Underlease of AVU Extension Premises at Gaskill Road Speke, dated October 11, 2000 (incorporated by reference to Exhibit 10.41 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000, filed with the Securities and Exchange Commission March 27, 2001).
10.161 (2)            Agreement for the Sale and Purchase of Leasehold Property known as Plot 6 Boulevard Industry Park, Halewood,
                      Merseyside, dated October 10, 2000 (incorporated by reference to Exhibit 10.42 to Aviron's Annual Report on
                      Form 10-K405 for the year ended December 31, 2000, filed with the Securities and Exchange Commission March 27,
                      2001).

                                                                  E13

10.162 (2)            Underlease of Plot 6 Boulevard Industry Park Halewood Merseyside, dated February 17, 2000 (incorporated by reference to Exhibit 10.43 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000, filed with the Securities and Exchange Commission March 27, 2001).
10.163 (2)            Master Agreement by and between Powderject Pharmaceuticals Limited, Evans Vaccines Limited, the Registrant and
                      Aviron UK, dated October 11, 2000 (incorporated by reference to Exhibit 10.44 to Aviron's Annual Report on
                      Form 10-K405 for the year ended December 31, 2000, filed with the Securities and Exchange Commission
                      March 27, 2001).
10.164 (2)            Agreement Relating to the Sharing and Provision of Certain Services, by and between Evans Vaccines Limited and
                      Aviron UK Limited (incorporated by reference to Exhibit 10.45 to Aviron's Annual Report on Form 10-K405 for
                      the year ended December 31, 2000, filed with the Securities and Exchange Commission March 27, 2001).
10.165 (2)            Transfer Agreement by and between Evans Vaccines Limited and Aviron UK Limited, dated October 11, 2000
                      (incorporated by reference to Exhibit 10.46 to Aviron's Annual Report on Form 10-K405 for the year ended
                      December 31, 2000, filed with the Securities and Exchange Commission March 27, 2001).
10.166 (2)            Amended and Restated Contract Manufacture Agreement by and between Evans Vaccines Limited and the Registrant, dated October 11, 2000 (incorporated by reference to Exhibit 10.47 to Aviron's Annual Report on Form 10-K405
                      for the year ended December 31, 2000, filed with the Securities and Exchange Commission March 27, 2001).
10.167 (2)            Know How Licence Agreement by and between Evans Vaccines Limited and Aviron UK Limited, dated October 11, 2000
                      (incorporated by reference to Exhibit 10.48 to Aviron's Annual Report on Form 10-K405 for the year ended
                      December 31, 2000, filed with the Securities and Exchange Commission March 27, 2001).
10.168                FluMist(TM) Supply Agreement Amendment, dated January 1, 2001 (incorporated by reference to Exhibit 10.49 to
                      Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000, filed with the Securities and
                      Exchange Commission March 27, 2001).
10.169 (2)            Amendment Number One (1) to Cooperative Research and Development Agreement AI-000062, by and between NIAID and
                      Aviron, dated as of August 3, 1999 (incorporated by reference to Exhibit 10.50 to Aviron's Annual Report on
                      Form 10-K405 for the year ended December 31, 2000, filed with the Securities and Exchange Commission March 27,
                      2001).

                                                                  E14

10.170 (2)            Amendment Number Two (2) to Cooperative Research and Development Agreement AI-000062, by and between NIAID and
                      Aviron, dated as of June 12, 2000 (incorporated by reference to Exhibit 10.51 to Aviron's Annual Report on
                      Form 10-K405 for the year ended December 31, 2000, filed with the Securities and Exchange Commission
                      March 27, 2001).
10.171                Amendment No. 2 to Stock Transfer Agreement by and between the Registrant and The Regents of the University of
                      Michigan, dated March 29, 2001 (incorporated by reference to Exhibit 10.52 to Aviron's Quarterly Report on
                      Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission May 15, 2001)
10.172                Real Estate Lease entered into between Aviron and The Realty Associates Fund IV, L.P., dated May 8, 2001
                      (incorporated by reference to Exhibit 10.53 to Aviron's Quarterly Report on Form 10-Q for the quarter ended
                      June 30, 2001 filed with the Securities and Exchange Commission August 13, 2001).
10.173 (2)            Amendment Number Three (3) to Cooperative Research and Development Agreement AI-0062, by and between NIAID and
                      Aviron, dated as of July 16, 2001 (incorporated by reference to Exhibit 10.54 to Aviron's Quarterly Report on
                      Form 10-Q for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission November
                      13, 2001).
21                    Subsidiaries of MedImmune, Inc.*
23.1                  Consent of PricewaterhouseCoopers LLP*

*                     Filed herewith.
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

                                                                  E15

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
(11)                  Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31, 1994
(12)                  Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31,1995.
(13)                  Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the Quarter
                      ended June 30, 1996.
(14)                  Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31, 1996
(15)                  Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the Quarter
                      ended March 31, 1997
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

                                                                  E16

(26)                  Incorporated by reference to exhibit filed with the Company's Annual Report on Form 10-K for December 31, 2000
(27)                  Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q/A for the Quarter
                      ended June 30, 2001.
(28)                  Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q/A for the Quarter
                      ended September 30, 2001.
(29)                  Incorporated by reference to exhibit filed on Form S-4/A filed on January 3, 2002.

                                                                  E17