Form 10-Q
period 2002-03-31
MEDIMMUNE INC /DE
filed 2002-05-15
CIK 873591

-----------------------------------------------------------------------------------------------------------------------------------

                                                SECURITIES AND EXCHANGE COMMISSION
                                                      WASHINGTON, D. C. 20549

                                                             FORM 10-Q

-----------------------------------------------------------------------------------------------------------------------------------

                    {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                           For the quarterly period ended March 31, 2002

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

As of May 7, 2002, 250,085,278 shares of Common Stock, par value $0.01 per share, were outstanding.

                                                          MEDIMMUNE, INC.
                                                        Index to Form 10-Q

Part I   Financial Information                                                                            Page
                                                                                                          ----

         Item 1.   Consolidated Financial Statements

                           Consolidated Balance Sheets                                                     1-2
                           Consolidated Statements of Operations                                             3
                           Condensed Consolidated Statements of Cash Flows                                 4-5
                           Notes to Consolidated Financial Statements                                     6-14

         Item 2.   Management's Discussion and Analysis of  Financial Condition
                   and Results of Operations                                                             15-21

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                               22

Part II  Other Information

         Item 1.           Legal Proceedings                                                                23

         Item 2.           Changes in Securities                                                            24

         Item 3.           Defaults upon Senior Securities                                                  24

         Item 4.           Submission of Matters to a Vote of Security Holders                              24

         Item 5.           Other Information                                                                24

         Item 6.           Exhibits and Reports on Form 8-K                                                 24

         Synagis, CytoGam, Ethyol, RespiGam, Vitaxin and NeuTrexin are registered trademarks of the Company.  FluMist and Numax are trademarks of the Company.

ITEM 1.  FINANCIAL STATEMENTS

                                                          MEDIMMUNE, INC.
                                                    CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

                                                                                      March 31,         December 31,
                                                                                        2002                2001

                                                                                  ----------------    ----------------
ASSETS:                                                                                (Unaudited)
  Cash and cash equivalents                                                                $297,833            $171,255
  Marketable securities                                                                     432,850             227,067
  Trade receivables, net                                                                    117,975             108,902
  Inventory, net                                                                             47,712              50,836
  Deferred tax assets                                                                        31,629              27,280
  Other current assets                                                                       15,270               9,063
                                                                                      -------------       -------------
       Total Current Assets                                                                 943,269             594,403

  Marketable securities                                                                     604,539             389,368
  Property and equipment, net                                                               152,500              95,402
  Deferred tax assets, net                                                                  243,467             136,361
  Intangible assets, net                                                                    125,694                  --
  Goodwill                                                                                   15,686                  --
  Other assets                                                                                7,880               3,852
                                                                                      -------------       -------------
       Total Assets                                                                      $2,093,035          $1,219,386
                                                                                      =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                                                          $11,626              $5,873
  Accrued expenses                                                                          164,507              94,965
  Product royalties payable                                                                  57,391              47,720
  Deferred revenue                                                                           12,318              13,839
  Other current liabilities                                                                   8,126               2,149
                                                                                      -------------       -------------
       Total Current Liabilities                                                            253,968             164,546

  Long-term debt                                                                            229,708               8,791
  Other liabilities                                                                          21,219               1,776
                                                                                      -------------       -------------
       Total Liabilities                                                                    504,895             175,113
                                                                                      -------------       -------------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
      5,524,525 shares; none issued or outstanding                                               --                  --
  Common stock, $.01 par value; authorized
      320,000,000 shares; issued and outstanding
      249,525,877 at March 31, 2002 and
      214,484,084 at December 31, 2001                                                        2,495               2,145
  Paid-in capital                                                                         2,582,704             891,627
  Deferred compensation                                                                     (21,469)                 --
  Accumulated (deficit) earnings                                                           (974,983)            141,875
  Accumulated other comprehensive (loss) income                                                (607)              8,626
                                                                                      -------------       -------------
       Total Shareholders' Equity                                                         1,588,140           1,044,273
                                                                                      -------------       -------------
       Total Liabilities and Shareholders' Equity                                        $2,093,035          $1,219,386
                                                                                      =============       =============

                            The accompanying notes are an integral part of these financial statements.

                                                          MEDIMMUNE, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

(in thousands, except share data)
                                                                                                 For the
                                                                                           three months ended
                                                                                                March 31,
                                                                                        2002                2001
                                                                                  ------------------  -----------------
Revenues:
  Product sales                                                                           $320,668            $235,202
  Other revenue                                                                              8,965               9,994
                                                                                        -----------         -----------
       Total revenues                                                                      329,633             245,196
                                                                                        -----------         -----------
Costs and expenses:
  Cost of sales                                                                             79,877              52,803
  Research and development                                                                  44,069              18,699
  Selling, general and administrative                                                       95,640              59,740
  Other operating expenses                                                                  21,841               2,108
  Acquired in-process research and development                                           1,179,321                  --
                                                                                        -----------         -----------
      Total expenses                                                                     1,420,748             133,350
                                                                                        -----------         -----------
Operating (loss) income                                                                 (1,091,115)            111,846
  Interest income                                                                           11,934              10,243
  Interest expense                                                                          (2,762)               (150)
                                                                                        -----------         -----------
(Loss) earnings before income taxes                                                     (1,081,943)            121,939
Provision for income taxes                                                                  34,915              43,288
                                                                                        -----------         -----------
Net (loss) earnings                                                                    $(1,116,858)            $78,651
                                                                                        ===========         ===========
Basic (loss) earnings per share                                                             $(4.54)              $0.37
                                                                                        ===========         ===========
Shares used in calculation of basic (loss) earnings per share                              245,821             212,164
                                                                                        ===========         ===========
Diluted (loss) earnings per share                                                           $(4.54)              $0.36
                                                                                        ===========         ===========
Shares used in calculation of diluted (loss) earnings per share                            245,821             219,825
                                                                                        ===========         ===========

                             The accompanying notes are an intergral part of these financial statements.

                                                          MEDIMMUNE, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
(in thousands)
                                                                                                For the
                                                                                           three months ended
                                                                                               March 31,
                                                                                         2002                2001
                                                                                     ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) earnings                                                                 $(1,116,858)           $78,651
   Noncash items:
     Acquired in-process research and development                                        1,179,321                 --
     Deferred taxes                                                                         34,861             40,486
     Deferred revenue                                                                       (2,603)            (5,483)
     Depreciation and amortization                                                           7,840              2,288
     Amortization of premium (discount) on marketable securities                             1,292             (1,764)
     Amortization of deferred compensation                                                   8,593                 --
     Change in reserve for inventory                                                          (190)             1,886
     Change in allowances for trade accounts receivable                                     12,389              6,769
     Decrease in restructuring liability for non-cash employee termination costs             9,388                 --
     Other                                                                                     514                  1
   Other changes in assets and liabilities, net of effects from
       acquisition of Aviron                                                                14,111              7,722
                                                                                       -----------        -----------
          Net cash provided by operating activities                                        148,658            130,556
                                                                                       -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in marketable securities                                                      (161,716)           (22,949)
   Net cash acquired in acquisition of Aviron                                              146,853                 --
   Capital expenditures                                                                    (23,132)            (2,076)
   Investments in strategic alliances                                                       (2,235)            (1,500)
                                                                                       -----------        -----------
          Net cash used in investing activities                                            (40,230)           (26,525)
                                                                                       -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock
       and exercise of stock options                                                        18,171              9,299
    Decrease in long-term debt                                                                (191)              (244)
                                                                                       -----------         ----------
          Net cash provided by financing activities                                         17,980              9,055
                                                                                       -----------         ----------
Effect of exchange rate changes on cash                                                        170               (146)
Net increase in cash and cash equivalents                                                  126,578            112,940
Cash and cash equivalents at beginning of period                                           171,255             84,974
                                                                                       -----------        -----------
Cash and cash equivalents at end of period                                                $297,833           $197,914
                                                                                       ===========        ===========

Supplemental schedule of noncash investing and financing activities:

During January 2002, the Company acquired 100% of the outstanding capital stock of Aviron through an exchange offer and merger transaction. The Company exchanged approximately 34.0 million of its common shares for all of the outstanding shares of Aviron common stock and assumed Aviron's outstanding options and warrants, for which approximately 7.0 million additional shares of the
Company's common stock are issuable. The estimated fair value of the net assets acquired was $1,636.4 million, including $1,179.3 million of acquired research and development assets that were charged to current period results at the date of acquisition.

                             The accompanying notes are an integral part of these financial statements.

                                                           MEDIMMUNE, INC.
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            (UNAUDITED)

General

The financial information presented as of March 31, 2002 is unaudited. In the opinion of the Company's management, the financial information presented herein contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for an entire year or for any subsequent interim period. These consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

Organization

MedImmune, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), is a biotechnology company headquartered in Gaithersburg, Maryland.  The Company currently has five products on the market and maintains a diverse product portfolio.  The
Company is focused on using advances in immunology and other biological sciences to develop important new products that address significant medical needs in areas such as infectious diseases, immune regulation and oncology.

During January 2002, the Company completed its acquisition of Aviron, a biopharmaceutical company headquartered in Mountain View,
California, through an exchange offer and merger transaction.  The acquisition was accounted for as a purchase, and the results of operations of Aviron are included in the results of the Company effective January 10, 2002.

New Accounting Standard

Effective January 1, 2002, the Company adopted SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".  SFAS 142
addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17,
"Intangible Assets."  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.  The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001.  The adoption of  SFAS 142 did not have an impact on the Company's financial position, results of operations, or cash flows.

Change in Accounting Method

For new contracts executed after January 1, 2002, the Company has changed its accounting method for contract revenues such that the
Company may recognize contract revenues associated with substantive at risk performance milestones when the milestone is achieved, when no future service obligation is attendant to that milestone, and when the related revenue is due and payable under the milestone payment method. The change in accounting principle was made to more closely reflect the essence of the contractual obligations the Company enters into with collaborative partners. Specifically, milestone payments are often directly related to the completed portion (an achieved milestone) of the arrangement and are therefore earned as the milestone is achieved. Also, the new method is prevalent in the industry in which the Company operates. The effect on earnings and earnings per share for the three months ended March 31, 2002 is not material. In circumstances where it is not appropriate to use the milestone payment method, the
Company will continue to use the contingency-adjusted performance model.

Significant Accounting Policies

Contract Revenues - For contracts executed prior to January 1, 2002, contract revenues are recognized over the fixed term of the contract as the related expenses are incurred.  Upfront fees and milestone payments under collaborative agreements are recognized when they are earned in accordance with the applicable performance requirements and contractual terms, using the contingency-adjusted performance model for revenue recognition.  Under this method, payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods.  The amount of revenue recognized during each period is based on a percentage-of-completion model based on actual costs incurred relative to the total projected costs.  Recognized revenues are subject to revisions as the collaboration efforts progress and estimated costs to complete are revised.  For new contracts executed after January 1, 2002, contract revenues associated with substantive at-risk performance milestones may be recognized when the milestone is achieved and the related revenue is due and payable under the milestone payment method.  Under this method, milestone revenues may be recognized when the milestone is achieved, when no future service obligation is attendant to that milestone, and when the related revenue is due and payable.  The milestone payment method may not be applicable to all new contracts, in which case the Company would revert to the contigency-adjusted performance model for revenue recognition.

Acquisition

On January 10, 2002, the Company completed its acquisition of Aviron through an exchange offer and merger transaction pursuant to the definitive merger agreement between the two parties dated December 2, 2001.  Aviron is a biopharmaceutical company headquartered in Mountain View, California, focused on prevention of disease through innovative vaccine technologies.  Aviron's lead product candidate is FluMist, a live, attenuated virus vaccine delivered as a nasal mist for the prevention of influenza.
FluMist has not been approved by the FDA.

Under the terms of the agreement, the Company exchanged approximately 34.0 million of its common shares for 100% of the outstanding common stock of Aviron.  Additionally, approximately 7.0 million shares are issuable upon the exercise of Aviron's outstanding options and warrants.  Holders of Aviron's $200 million of 5 1/4% convertible subordinated notes due in 2008 may convert the notes into a total of approximately 3.4 million shares of the Company's common stock.

The acquisition was accounted for as a purchase and, accordingly, the results of Aviron's operations have been included with the
Company's since the acquisition date.

The aggregate purchase consideration was approximately $1.6 billion, as follows (in thousands):

         Common stock                                                $1,500,079
         Assumption of Aviron's options and warrants,
            less intrinsic value of unvested portion                    126,589
         Transaction costs                                                9,758
                                                                     ----------
                                                                     $1,636,426
                                                                     ==========

The value of common shares issued was $44.10 per share, based on the closing market price of the Company's common stock on
November 30, 2001, the last business day prior to the signing of the merger agreement.  The fair value of Aviron's options and warrants assumed in the transaction was estimated using the Black-Scholes option pricing model.

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed at the date of acquisition.  The Company is in the process of determining the fair value of certain tangible assets and liabilities;
thus, the allocation of the purchase price is subject to refinement:

Assets:
Cash and marketable securities                                         $417,507
Other current assets                                                     24,911
Other long-term assets                                                   42,494
Deferred tax assets                                                     133,970
Intangible assets                                                       129,000
In-process research and development                                   1,179,321
Goodwill                                                                 15,686
                                                                  -------------
Total assets:                                                         1,942,889
                                                                  -------------

Liabilities:
Current liabilities                                                      49,847
Restructuring liability                                                  15,990
Long-term debt                                                          211,380
Long-term obligations                                                    28,745
Other liabilities                                                           501
                                                                  -------------
Total liabilities                                                       306,463
                                                                  -------------
Net assets acquired:                                                 $1,636,426
                                                                  =============

Of the $129.0 million of acquired intangible assets, $90.0 million was assigned to Aviron's worldwide collaborative agreement with Wyeth for the development, manufacturing, distribution, marketing, promotion, and sale of FluMist, which is subject to amortization over its estimated useful life of approximately 11 years.  The remaining $39.0 million was assigned to Aviron's contract manufacturing agreement with Evans Vaccines Limited, which is subject to amortization over its estimated useful life of approximately 4 years.

Approximately $1,179.3 million of the purchase price was allocated to acquired research and development assets that were written off at the date of acquisition as a separate component of the Company's results  of operations in accordance with FASB
Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method."  The
amount represents the fair value of purchased in-process technology for projects that, as of the date of the acquisition, had not yet reached technological feasibility and had no alternative future use, primarily Aviron's lead product candidate, FluMist, which has not been approved by the FDA.

Approximately $15.7 million in goodwill was recognized in the transaction, none of which is expected to be deductible for tax purposes.  In accordance with SFAS 142, the goodwill recognized in the transaction is not amortized, but will be reviewed for impairment on an annual basis.

Included in the allocation of acquisition cost is a restructuring liability of $16.0 million for estimated costs associated with the
Company's restructuring plan, which was formulated and announced to employees in December 2001, to consolidate and restructure certain functions, including the involuntary termination of eight Aviron executives and 52 other Aviron employees from various functions and levels. The restructuring liability primarily consisted of $5.4 million for contractual severance payments, $9.5 million for accelerated vesting of stock options to employees and executives, as dictated by their employment agreements and the provisions of the various stock options plans, and approximately $1.1 million for estimated costs for vacant lease space which is not expected to be used by the Company during the remaining term of the lease as a result of the Company's plan to consolidate certain functions. Subsequent adjustments to the allocation of the acquisition cost related to the true-up of severance and other restructuring costs are not expected to be significant. During the period from January 10, 2002 through March 31, 2002, there were no subsequent adjustments to the restructuring liability, and actual severance payments of $4.7 million and compensation expense of
$8.9 million for the accelerated vesting of stock options for terminated executives and employees were charged against the restructuring liability. As of March 31, 2002, the balance of the restructuring liability was $2.4 million.

Included in the allocation of acquisition cost are accrued transaction costs of $9.8 million, which primarily consist of investment banking, accounting and legal fees incurred by the Company.  As of March 31, 2001, the balance of accrued transaction costs was $1.7 million.

The following unaudited pro forma condensed combined supplemental data present the revenues, net earnings and earnings per share of the combined entity as though the business combination had been completed as of January 1, 2002 and 2001, respectively. The unaudited pro forma condensed combined supplemental data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, deferred stock compensation costs, the elimination of the non-recurring charge for acquired in-process research and development, the tax effects to the pro forma adjustments and the recognition of the tax benefits arising from Aviron's net loss for the 2001 period. The unaudited pro forma condensed combined supplemental data are not necessarily an indication of the results that would have been achieved had the transaction been consummated as of the dates indicated or that may be achieved in the future.

                                                       Three months ended               Three months ended
        MedImmune, Inc.                                  March 31, 2002                    March 31, 2001
        ---------------                                ------------------               ------------------

        Revenues                                                 $329,633                     $249,186
        Net earnings                                               62,463 (1)                   59,512 (1)
        Basic earnings per share                                    $0.25 (1)                    $0.24 (1)
        Diluted earnings per share                                  $0.24 (1)                    $0.23 (1)

(1)        Excludes a non-recurring charge of $1,179.3 million for acquired in-process research and development.

Long-term Debt

Following the Company's acquisition of Aviron, Aviron remains obligated for its outstanding indebtedness, which included $200.0 million aggregate principal amount of 5 1/4% Convertible Subordinated Notes (the "Notes") due 2008.  Approximately $211.4 million of the acquisition cost was allocated to the Notes, which represents the fair value as of the acquisition date, based on quoted market prices.  The Notes are convertible into an aggregate of 3.4 million shares of the Company's common stock, based on a conversion price of $58.14, at any time on or before January 15, 2008.  Aviron may redeem the Notes beginning in January 2004, at redemption prices declining from 103% of their principal amount in 2004 to 100% in 2008, plus accrued interest.  Interest is payable semi-annually in arrears in cash on January 15 and July 15 each year.

Derivative Instruments and Hedging Activities

The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001.

The Company purchases inventory from a foreign vendor and pays the vendor in a foreign currency.  This exposes the Company to foreign currency exchange rate risk, which is monitored by the Company as part of its overall risk-management program.  The
Company uses foreign-currency forward-exchange contracts to hedge these risks.  SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value.  Changes in the value of foreign-currency forward-exchange contracts are recorded in other comprehensive income and recognized in earnings when the hedged forecasted transaction occurs.

The Company accounts for its derivatives as foreign-currency cash-flow hedges and is required to recognize any ineffectiveness on hedging transactions as interest income or expense in the statement of operations. For the quarter ended March 31, 2002, gains or losses for ineffective hedges were insignificant. As of March 31, 2002, deferred losses on derivative instruments accumulated in other comprehensive income are immaterial and are expected to be reclassified to earnings in the next 12 months in conjunction with the sale of the related inventory. The maximum term over which the Company is hedging its exposures to the variability of cash flows is 12 months.

Inventory

Inventory, net of reserves, is comprised of the following (in thousands):

                                       March 31,                               December 31,
                                          2002                                     2001
                                       ----------                               ----------
Raw Materials                             $23,728                                 $16,805
Work in Process                            12,809                                  13,731
Finished Goods                             12,071                                  22,155
                                        ---------                               ---------
                                           48,608                                  52,691
Less noncurrent                              (896)                                 (1,855)
                                       ----------                               ---------
                                          $47,712                                 $50,836
                                       ==========                               =========

Noncurrent inventory at March 31, 2002 and December 31, 2001 is comprised of some of the Company's raw plasma and certain CytoGam production lots that are being tested for long-term stability which are not expected to be available for sale within the next 12 months.

Inventory balances are net of reserves for RespiGam inventory, for which minimal product sales are expected to result for the foreseeable future.  RespiGam inventory and reserve balances were $4.8 million and $4.0 million, respectively, at March 31, 2002, versus $4.9 million and $4.2 million, respectively, at December 31, 2001.

Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per
Share."  Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares.  The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method.  The dilutive impact, if any, of the Notes is measured using the if-converted method.  Common stock equivalents are not included in periods where there is a loss as they are anti-dilutive.  The following is a reconciliation of the denominator of the diluted EPS computation for the periods reported.
There are no reconciling items to the numerator for the EPS computation for the periods reported.

                                                                             Three Months                  Three  Months
                                                                         Ended March 31, 2002           Ended March 31, 2001
                                                                         --------------------           --------------------
Denominator:
Weighted average shares outstanding                                             245,821                        212,164
Effect of dilutive securities:
    Stock options, warrants, and Notes                                               --                          7,661
                                                                             ----------                     ----------
Denominator for diluted EPS                                                     245,821                        219,825
                                                                             ==========                     ==========

The Company incurred a net loss for the first quarter of 2002 and, accordingly, did not assume exercise or conversion of any of the Company's outstanding stock options, warrants, or Notes because to do so would be anti-dilutive.  Options to purchase
6,710,375 shares of common stock with prices ranging from $45.00 to $83.25 per share that were outstanding in the first quarter of 2001 were not included in the computation of diluted earnings per share because they were anti-dilutive.

Income Taxes

Income tax expense for the three months ended March 31, 2002 was $34.9 million.  Excluding the Company's write-off of purchased in-process research and development, which is not tax deductible, income tax expense as a percentage of pre-tax income for the three months ended March 31, 2002 was 35.9%.  During the quarter ended March 31, 2002, the Company recognized credits for research and development expenditures and credits earned for Orphan Drug status of certain research and development expenses, resulting in a reduction from the statutory rate of 37.0%.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) earnings and other comprehensive (loss) income. Other comprehensive (loss)
income includes certain changes in equity that are excluded from net (loss) earnings, such as translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities, and gains and losses on hedging instruments.

Comprehensive (loss) income for the three months ended March 31, 2002 was $(1,126.1) million versus $74.8 million for the comparable period in 2001. A significant component of other comprehensive loss for the three months ended March 31, 2002 relates to unrealized holding losses on available-for-sale marketable securities of approximately $9.1 million, net of tax, versus unrealized holding losses of $3.4 million, net of tax, for the three months ended March 31, 2001. In connection with its research and development collaborations, the Company holds minority interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices.

Property and Equipment

During March 2002, the Company paid approximately $13.4 million to acquire 25 acres of land in Gaithersburg, Maryland, which will serve as the site of the Company's new corporate headquarters. The Company has contracted with a designer and general contractor for the construction of the new facility over the next several years, at a total estimated cost of $85 million. Construction began during March 2002. The Company expects to take occupancy of the first phase, which will feature a complex totaling 218,000 square feet, in the fall of 2003.

Collaborative Arrangements

Wyeth
In January 1999, Aviron signed a worldwide collaborative agreement with Wyeth Lederle Vaccines, a subsidiary of Wyeth, for the development, manufacturing, distribution, marketing, promotion, and sale of FluMist.  Under this agreement, Wyeth has exclusive worldwide rights to market FluMist, excluding Korea, Australia, New Zealand and some South Pacific countries.  The two companies will co-promote FluMist in the U.S.  Wyeth holds the marketing rights for an initial term of seven years from the first commercial sale of FluMist in the U.S. and an initial term of eight years from the first commercial sale of FluMist outside the
U.S. Wyeth has the option to extend its rights both in the U.S. and internationally for an additional four years, which could result in payments to the Company in excess of $140 million.

Under the terms of the agreement with Wyeth, the two companies are to collaborate on the regulatory, clinical and marketing programs for FluMist. As a part of the collaboration, the Company is to receive certain payments related to the achievement of key milestones and events for FluMist. In January 2001, Aviron received $15.5 million from Wyeth related to the acceptance by the FDA for the filing of the BLA for FluMist on December 28, 2000. Potential milestone payments to the Company from Wyeth include: $20 million for approval in the U.S.; $20 million for advisory body recommendations and expanded label claims; up to $17.5 million for FDA approval of use in second and third target populations; $10 million for the submission of a license application in Europe; a $27.5 million payment for the approval of a liquid formulation of FluMist, and up to $50 million upon licensure in international regions.
Compensation for achieving additional development, supply and regulatory milestones is also included in the collaboration agreement and may total up to an additional $67.5 million. The total potential value for the license fees, milestones, financing support and term extension options that the Company could receive from Wyeth could exceed $400 million.

Under the terms of the agreement, Wyeth will distribute FluMist and record all product sales. The Company will receive approximately
50% of FluMist revenues, paid in the form of product transfer payments and royalties. These payments are higher in the U.S. than internationally. The Company incurs expenses to manufacture, supply and co-promote FluMist. Wyeth reimburses the Company for a portion of the product's clinical development expenses and has agreed to spend up to $100 million for sales and marketing of FluMist over the first three years of commercialization in the United States.

Evans Vaccines Limited
In July 1999, Aviron entered into an agreement with a division of Celltech Group Plc, which was later acquired by PowderJect
Pharmaceuticals Plc and is now called Evans Vaccines Limited ("Evans"), for the manufacture of key components of FluMist, specifically the bulk manufacture of monovalents and diluent, as well as use of the manufacturing facilities.  During October
2000, Aviron restructured its agreement with Evans in order to gain direct control over FluMist manufacturing operations. Aviron obtained responsibility for bulk manufacture of FluMist in Evans' Speke, U.K. facility, hired approximately 100 Evans employees who had been working on FluMist, and entered into subleases through June 2006 for the FluMist manufacturing areas on the existing site. In connection with the restructuring of the manufacturing agreement, Aviron made an initial payment of $15.0 million and the Company is obligated to make four additional annual payments of $3.9 million through the term of the agreement, and other additional payments totaling $19.0 million, which will be paid over the term of the agreement based on net sales of FluMist, if and when approved for marketing.  Evans also received warrants for which 67,899 shares of the Company's common stock are issuable at an exercise price of $44.19 per share. In addition, the Company is obligated to make payments during the term of the agreement of $225,000 per year for the use of the Aviron unit in the Evans manufacturing plant, payments up to an aggregate of $3.0 million for attaining specific milestones, and payments for other support services based on the costs of these services incurred. The
Company expenses rent and other support services as the costs are incurred and expenses milestones as they become due.

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

On December 18, 2001, Genentech, Inc. ("Genentech") announced that it had been granted a patent relating to certain methods and compositions used to produce antibodies by recombinant DNA technology.  In June 1997, in anticipation of any potential impact the issuance of Genentech's patent could have on the production of Synagis, the Company obtained a license to this patent.  The
Company has received from Genentech a letter, dated January 7, 2002, stating that Genentech expects to receive from the Company royalty payments pursuant to such license. The Company is in the process of evaluating whether any valid claim of Genentech's patent, as recently issued, covers production of Synagis.  If so, the Company would pay royalties to Genentech on U.S. net sales of Synagis commencing December 18, 2001. Pending resolution of this issue, the Company has made certain royalty payments to
Genentech under protest and with reservation of all of its rights.  The Company is also evaluating whether any of its other antibody-based product candidates, if and when approved for marketing by the U.S. Food and Drug Administration, could require a license under the Genentech patent.

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

ITEM 2.
                                                          MEDIMMUNE, INC.
                                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On January 9, 2002, we acquired Aviron, a biopharmaceutical company focused on prevention of disease through innovative vaccine technologies. We accounted for the acquisition under the purchase method of accounting and have included Avirons operating results in our consolidated operating results beginning on January 10, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a more detailed discussion of our critical accounting policies and estimates, please refer to Part II, Item 7, "Management's
Discussion and Analysis of Financial Condition Results of Operations" in our 2001 Annual Report on Form 10-K.

Contract Revenues - For contracts executed prior to January 1, 2002, we recognize revenue from upfront and milestone payments under collaborative agreements using the contingency-adjusted performance model for revenue recognition.  Under this method, payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods.  The amount of revenue recognized during each period is based on a percentage-of-completion model of actual costs incurred relative to the total projected costs to be incurred under the collaborative agreement.  When the performance criteria for a non-refundable milestone payment are met, the cost of the effort that has been incurred to date is divided by the total projected costs under the development arrangement (i.e., ratio of performance), and revenue is recognized for that milestone to the extent of the ratio of performance to date.  We followed this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a collaboration agreement could be made. Recognized revenues are subject to revisions as the collaboration efforts progress and estimated costs to complete are revised. Revisions in revenue estimates are recorded to income in the period in which the facts that give rise to the revision become known.

For new contracts executed after January 1, 2002, we have adopted the milestone payment method to account for contract revenues associated with substantive at-risk performance milestones.  Under this method, milestone revenues may be recognized when the milestone is achieved, when no future service obligation is attendant to that milestone, and when the related revenue is due and payable.  This constitutes a change in accounting principle and was made to more closely reflect the essence of the contractual obligations the Company enters into with collaborative partners.  Specifically, milestone payments are often times directly related to the completed portion (an achieved milestone) of the arrangement and are therefore earned as the milestone is achieved.  Additionally, the new method is prevalent in our industry and is used by most other companies in our peer group.  The effect on earnings and earnings per share for the three months ended March 31, 2002 is not material.  The milestone payment method may not be applicable to all new contracts, in which case, the Company would revert to the contingency-adjusted performance model for revenue recognition.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Product Sales -

          Product Sales (In  Millions)                      2002            2001
          ----------------------------                     ------          ------

          Synagis                                          $293.0          $221.5

          Ethyol                                            $18.2            $3.3

          CytoGam                                            $7.2            $8.0

          Other Products                                     $2.3            $2.4

          TOTAL                                            $320.7          $235.2

We recorded product sales of $320.7 million in the first quarter of 2002, a 36% increase over 2001 levels of $235.2 million, primarily due to increased sales of Synagis. Synagis, our largest product, accounted for approximately 91% and 94%, respectively, of our 2002 and 2001 first quarter product sales. Sales of Synagis for the quarter ended March 31, 2002 increased 32% over the comparable 2001 period. Contributing to the growth in 2002 sales was a 35% increase in domestic Synagis sales to $287.0 million in
2002 from $212.1 million in 2001. The growth was attributable to increased demand in the United States, resulting in a 32% increase in domestic sales unit volumes, and a 3.1% price increase in June 2001. International sales of Synagis decreased to $6.1 million in the 2002 quarter versus $9.4 million in the 2001 quarter. The Company's international sales volume decreased 86% during the 2002 quarter as compared to the 2001 quarter. The Company believes that the decrease is due to reductions in the inventory stocking levels of our international distributor, Abbott International ("Abbott"), rather than reduced product demand by end users. The decrease in unit volume was offset by an increase in the per unit sales price recognized upon delivery of product to Abbott under the terms of our international distribution agreement. Effective May 1, 2001, the terms of the distribution agreement (a) mandated an increase in the transfer price and (b) requires the entire purchase price to be payable upon delivery of product to Abbott. Under the revised terms, the price earned by the Company is determinable at the time of delivery. Under the previous contract terms, the
Company invoiced Abbott and recognized revenue on sales to Abbott when Synagis was delivered based on a contractually stipulated transfer price, which approximated 60 percent of the ultimate revenue value to us. Following the end of each quarter, Abbott remitted a report to us detailing end-user sales for the quarter along with an additional amount due in excess of the transfer price. We recognized revenue for the additional amount due in excess of the transfer price at that time. We have been working with
Abbott to expand the number of countries where we are licensed to sell Synagis. As of February 1, 2002, international registrations have been filed in 58 countries for the approval of Synagis, for which approval in the United States and 46 foreign countries had been obtained, the most recent of which was Japan in January 2002. There can be no assurance that approvals by the appropriate regulatory authorities will continue to be granted. Additionally, we may not receive pricing and reimbursement approvals in countries where we have received regulatory approval.

We have also achieved increases in Ethyol sales since we reacquired domestic marketing rights to Ethyol from ALZA in October
2001.  Ethyol accounted for approximately 6% and 1% of our first quarter product sales in 2002 and 2001, respectively.  Ethyol revenues increased from $3.3 million in the first quarter of 2001 to $18.2 million in the first quarter of 2002.  Domestic Ethyol sales were $16.8 million in the 2002 quarter, of which we believe a portion was wholesaler stocking in anticipation of an April price increase.  As of October 1, 2001, we record all revenues from domestic sales of Ethyol and, beginning April 1, 2002, we will pay ALZA a declining royalty for nine years thereafter based on sales of Ethyol in the U.S.  Prior to October 1, 2001, we had recorded Ethyol domestic product sales based on a price of 25% to 35% of ALZA's net unit selling price.  Our international sales of Ethyol to our distribution partner, Schering-Plough Corporation ("Schering"), of $1.4 million were consistent with the prior year quarter.  We record Ethyol international product sales based on a percentage of Schering's end user sales.

CytoGam accounted for approximately 2% of our first quarter 2002 product sales, compared to 3% in 2001.  First quarter CytoGam sales decreased to $7.2 million in 2002 from $8.0 million in 2001.  Domestic sales units decreased 5%, which was partially offset
by a domestic price increase of 10% which took effect during the first quarter of 2002.   We recorded no international sales of
CytoGam during first quarter 2002 versus $1.4 million in the 2001 quarter.  First quarter 2002 sales reflect CytoGam's use in transplantation, our core business.  We expect that sales for the year 2002 will be flat versus the prior year.

Sales of other products in first quarter 2002, which include sales of NeuTrexin, RespiGam, and by-products that result from the
CytoGam manufacturing process, were comparable with the 2001 quarter's sales.

The level of future product sales will be dependent on several factors, including, but not limited to, the timing and extent of future regulatory approvals of our products and product candidates, availability of finished product inventory, approval and commercialization of competitive products and the degree of acceptance of our products in the marketplace.

Other Revenues - Other revenues for the quarter ended March 31, 2002 decreased to $9.0 million, from $10.0 million in the 2001 period.  Other revenues during both years include revenues under collaborative agreements.  We recognized revenue of $2.6 million and $5.5 million for the first quarter of 2002 and 2001, respectively, related to upfront and milestone payments under these agreements.  For up-front and milestone payments received prior to 2002, we recognized non-refundable fees and milestone payments in connection with research and development and commercialization agreements as the contractual obligations and performance requirements are fulfilled, using the contingency-adjusted performance model for revenue recognition.  Under this method, the amount of revenue recognized during each period is based on a percentage of completion model of actual costs incurred relative to the total projected costs.  The expected timing of annual revenues to be recognized through 2005 under the major collaborative agreements for which we have deferred a portion of the upfront and milestone payments received, based on current estimates of costs to complete, are as follows (in thousands):

                                                      2002          2003         2004         2005
                                                      ----          ----         ----         ----
Abbott Laboratories                                  $7,500        $2,700         $--          $--
GlaxoSmithKline                                         700            --          --           --
Schering-Plough Corporation                             400           400         400          400
                                                     ------        ------       -----        -----
Total                                                $8,600        $3,100        $400         $400
                                                     ======        ======       =====        =====

Future changes in estimated total costs or differences between actual costs and projected costs in any one period could cause the actual recorded amounts to differ from the projected amounts.  As discussed in the notes to the financial statements, we have adopted the milestone payment method for new contracts entered into after January 1, 2002.  Since adopting the new method, we have not entered into any new contracts in which we have received upfront or milestone payments.  Because we have adopted this method prospectively, the table above assumes the revenues deferred will be recognized in accordance with the contingency adjusted performance model.  The milestone payment method may not be applicable to all new contracts, in which case the Company would revert to the contingency adjusted performance model for revenue recognition.

Other revenues in the 2002 period also include $2.9 million under an agreement entered into during 2001 to sell excess production capacity to a third party, $1.7 million in reimbursement from Wyeth relating to our collaborative agreement for FluMist, and $1.2 million from MGI Pharma related to the agreement for the sale of our Hexalen business. Other revenues in the 2001 period also include $1.2 million from MGI Pharma related to the agreement for the sale of our Hexalen business, $1.5 million in research funding from GlaxoSmithKline ("GSK") for the development of an HPV vaccine, and revenues for royalty income from ALZA in accordance with the terms of the Ethyol distribution agreement.  The level of contract revenues in future periods will depend primarily upon the extent to which we enter into other collaborative contractual arrangements, if any, and the extent to which we achieve certain milestones provided for in existing agreements.

Cost of Sales - Cost of sales for the first quarter of 2002 increased 51% to $79.9 million from $52.8 million in 2001 due to increases in sales volumes.  Gross margins for the 2002 quarter decreased to 75% from 78% in the March 2001 quarter principally as a result of additional royalties payable relating to Synagis.  The increase in royalties was offset slightly by improved margins due to the implementation of an improved manufacturing process at the Frederick Manufacturing Center ("FMC") which increases Synagis yields (the "enhanced yield process").  We expect that gross margins may vary significantly from quarter to quarter, based on the product mix.  We expect that on an annual basis, our gross margin percentage for 2002 should be lower than
2001, as a result of the additional royalties owed for Synagis and expenses for manufacturing operations of Aviron subsequent to possible FDA approval of FluMist, which may or may not be granted.

Research and Development Expenses - Research, development and clinical expenses for the first quarter increased $25.4 million, or
136% to $44.1 million in the 2002 quarter, from $18.7 million in the 2001 quarter.  The increase reflects a larger number of active clinical trials and the inclusion of on-going Aviron research, development and clinical expenses in our results.  To accommodate the additional activity, we expanded our workforce and facilities, resulting in increased wages and occupancy expense.  Additionally, we incurred approximately $3.3 million in expense in the 2002 quarter relating to retention payments, stock option acceleration and stock compensation for unvested stock options assumed in conjunction with the Aviron merger.
Currently, our clinical trial program includes eleven projects in various phases of clinical evaluation, a Phase 3 study of
Synagis in infants with congenital heart disease and a trial in adults using a liquid formulation of Synagis; one Phase 1 and four Phase 2 trials with our human papillomavirus (HPV) cervical cancer vaccine; three Phase 2 trials with MEDI-507 in psoriasis patients; two Phase 2 trials for our urinary tract infection (UTI) vaccine; and a Phase 1 trial with Vitaxin in cancer and rheumatoid arthritis.

We expect clinical spending to increase significantly over 2001 levels in the coming quarters as more of our product candidates
move  into the clinic and we expand trials on products already in the clinic.   In February 2002, we entered into a research
collaboration with Panacea Pharmaceuticals, Inc. ("Panacea") to license technology relating to Human Aspartyl (Asparaginyl)
(beta)-Hydroxylase ("HAAH"), an enzyme that is over-expressed by many types of cancer.  In conjunction with the agreement, the
Company makes quarterly research and development funding payments to Panacea and is obligated to pay up to $34.1 million in various milestone payments subject to the achievement of specified clinical and regulatory and sales milestones.

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

Selling, General, and Administrative Expense - Selling, general and administrative ("SG&A") expense increased $35.9 million, or
60% in the first quarter of 2002 to $95.6 million as compared to $59.7 million in the first quarter of 2001.  As a percentage of product sales, SG&A expense increased to 30% in 2002 from 25% in 2001.  The increase in this ratio is largely reflective of ongoing expenses relating to Aviron, which, to date, has no product sales.  Additionally, we incurred $1.6 million in expense in the 2002 quarter relating to retention payments, stock option acceleration and stock compensation for unvested stock options assumed and $1.7 million for amortization of intangibles in conjunction with the Aviron merger.  In 2002, we also incurred increased salary and related expenses for the expansion of our Ethyol sales force by adding approximately 40 additional sales representatives and increasing our marketing expenses for the relaunch of Ethyol during the second half of 2001.  SG&A expense also increased due to costs for expanded Synagis marketing programs, sales commissions and increased co-promotion expense to the
Ross Products Division of Abbott Laboratories for the promotion of Synagis in the United States.  Co-promotion expense is based on a percentage of net domestic sales of Synagis and thus increases as net domestic Synagis sales increase.  Additionally, we experienced  increases in legal costs, as we are currently involved in several litigation matters (see further discussion in the
Legal Proceedings section of this report).  For 2002, we expect SG&A expenses to approximate 2001 as a percentage of total revenues.

Other Operating Expenses - Other operating expenses, which reflect manufacturing start-up costs and other manufacturing related costs, increased in the 2002 quarter to $21.8 million from $2.1 million in the 2001 quarter. The increase is principally attributable to charges associated with Aviron's start-up manufacturing operations for FluMist.  These charges will continue to be recorded to other operating expense until FDA approval of  FluMist, which may or may not be granted.  In addition, we incurred
$5.6 million in expense in the 2002 quarter relating to retention payments, stock option acceleration and stock compensation for unvested stock options assumed and $2.0 million for amortization of intangibles relating to our merger with Aviron. Subsequent to
FDA approval of FluMist, if granted, Aviron's manufacturing costs will be expensed to cost of sales.  Also included in other operating expense for both periods are costs associated with our Frederick manufacturing facility.  The plasma production section of our Frederick manufacturing facility has excess capacity, which results in charges to other operating expenses.  These charges are expected to continue for the foreseeable future until the plasma production section of the facility is fully utilized.

In-Process Research and Development - We incurred charges of $1,179.3 million during the first quarter of 2002 for the write-off of purchased in-process research and development in conjunction with our acquisition of Aviron.  The write-off represents the fair value of purchased in-process technologies at the acquisition date, calculated utilizing the income approach, of certain in-process research and development projects, primarily FluMist.  FluMist is a live, attenuated vaccine delivered via a nasal mist for the prevention of influenza.  We are currently seeking regulatory approval for the frozen formulation, which requires freezer storage.  While there are other flu vaccines currently marketed by other companies, FluMist would be the only live virus vaccine administered as a nasal mist available in the United States.  As of the date of the merger, Aviron had submitted a biologic license application ("BLA") for FluMist (frozen) to the FDA seeking approval for licensure.  The BLA was submitted to the FDA in October 2000.  Aviron received a Complete Response Letter from the FDA on August 31, 2001, and filed its response to this letter on January 8, 2002.  We are working to achieve approval of the product for the 2002-2003 flu season; however, we cannot guarantee that approval will be obtained for the 2002-2003 flu season, or at all.  The liquid formulation of FluMist, which is better suited to international markets, is currently in Phase 3 clinical trials with our international partner, Wyeth.
The Company does not anticipate that there will be any alternative future use for the in-process technologies that were written off.  In valuing the purchased in-process technologies, the Company used probability-of-success-adjusted cash flows and a discount rate of 18.4%. Based on current information, management believes that the revenue projections underlying the analysis are substantially accurate. As with all biotechnology products, the probability of commercial success for any one research and development project is highly uncertain.  In addition, as of March 31, 2002, none of the existing manufacturing facilities involved in the production of FluMist had been licensed by any regulatory agency and FluMist had not yet been manufactured at a sustained commercial scale.  There can be no assurance that these facilities can achieve licensure by the FDA or any other regulatory agency.  Nor can there be any assurances that if licensed, commercial scale production could be achieved or sustained.  If we fail to obtain FDA approval for the marketing and manufacture of FluMist, we will absorb all of Aviron's ongoing expenses while recording no corresponding revenue.

Interest Income and Expense - We earned interest income of $11.9 million during the 2002 quarter versus $10.2 million in 2001 quarter, reflecting higher cash balances available for investment, partially offset by a decline in interest rates which lowered our portfolio yield.  Interest expense for the first quarter of 2002 increased $2.6 million over first quarter 2001.  The increase relates to interest expense on Aviron's convertible debt included in our operating results.

Taxes -  We recorded income tax expense of $34.9 million for the quarter ended March 31, 2002.  Excluding the write-off of purchased in-process research and development, which is not deductible for tax purposes, income tax expense resulted in an effective tax rate of 35.9%.  This compares to tax expense of $43.3 million recorded for the quarter ended March 31, 2001, based on an effective tax rate of 35.5%.  The variation in the effective tax rate for 2002 versus 2001 results from differences in the amount of credits taken for research and development activities and credits earned for orphan drug status of certain research and development activities.  These credits will vary from year to year depending on the activities of the Company.  In addition, due to state tax law changes that occurred during 2001, our statutory tax rate decreased to 37.0%.  We believe that our year-to-date effective tax rate for 2002 will be slightly below our statutory rate of 37.0%.

Net earnings -  Net loss for the first quarter of 2002 was $1,116.9 million, or $4.54 per share, compared to earnings for the
2001 quarter of $78.7 million, or $0.37 basic and $0.36 diluted earnings per share.  Shares used in computing net loss per share for the quarter ended March 31, 2002 were 245.8 million and shares used for computing basic and diluted earnings per share for the quarter ended March 31, 2001 were 212.2 million and 219.8 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash-  The Company's capital requirements have generally been funded from operations, cash and investments on hand, and issuance of common stock.  Cash and marketable securities were $1,335.2 million at March 31, 2002 versus $787.7 million
December 31, 2001, an increase of 70%.  Increases in cash are due to cash generated by operations and cash acquired in conjunction with the Aviron merger.  Working capital increased to $689.3 million at March 31, 2002, from $429.9 million at
December 31, 2001.

Operating Activities

Net cash provided by operating activities increased to $148.7 million in the three months ended March 31, 2002 as compared to
$130.6 million in the comparable 2001 period, primarily as the result of net earnings for the period (excluding the write-off of in-process research and development and other non-cash items) and increases in accrued liabilities, net of increases in trade accounts receivable.  The increase in accrued expenses primarily results from increased amounts due to Abbott Laboratories for
Synagis co-promotion expense, due to the increase in domestic Synagis sales.  The Company also expended cash for restructuring payments relating to the Aviron acquisition.  The remaining restructuring liability of $2.4 million is expected to be settled by
2004.  Payments are expected to be made from cash generated from operations.

Investing Activities

Cash used for investing activities during the first quarter of 2002 amounted to $40.2 million, as compared to $26.5 million in
2001.  Cash used for investing activities in 2002 included net additions to our investment portfolio of $161.7 million, offset by
$146.9 in cash assumed as a result of our merger with Aviron.  We also invested $2.2 million in preferred equity securities of a strategic partner, Panacea,  related to the in-licensing of the HAAH technology,  and $23.1 million for capital expenditures, primarily for the construction of our new corporate headquarters, and for the continued expansion of our manufacturing facilities in Frederick and the Aviron facilities in the U.K. and Philadelphia, Pennsylvania.

During March 2002, we paid approximately $13.4 million to acquire 25 acres of land in Gaithersburg, Maryland, which will serve as the site of our new corporate headquarters.  We have contracted with a designer and general contractor for the construction of the new facility over the next several years, at a total estimated cost of $85 million, to be funded from net cash from operations and investments on hand.  Construction began during March 2002, and the Company expects to take occupancy of the first phase, a complex of approximately 218,000 square feet, in the fall of 2003.  At that time, the Company expects to sublease its existing space.

In conjunction with the research and development collaboration with Panacea, the Company is obligated to pay up to $34.1 million in various milestone payments subject to the achievement of specified clinical, regulatory, and sales milestones and is obligated to make quarterly research and development funding payments.  Payments due are expected to be funded from net cash from operations and investments on hand.

Financing Activities

Financing activities generated $18.0 million in cash for the first quarter of 2002, as compared to $9.1 million in 2001.
Approximately $18.2 million was received upon the exercise of employee stock options in 2002, as compared to $9.3 million received in 2001, reflecting the inclusion of option exercises of Aviron.  In 2002 and 2001, repayments on long-term debt were
$0.2 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the Company's acquisition of Aviron, Aviron remains obligated for its outstanding indebtedness, which included $200.0 million aggregate principal amount of 5 1/4% Convertible Subordinated Notes (the "Notes") due 2008.  The Notes were recorded at fair value of $211.4 million as of the acquisition date, based on quoted market prices.  Interest is payable semi-annually in arrears in cash on January 15 and July 15 each year.  Changes in interest rates do not affect interest expense incurred on the Notes, because they bear interest at fixed rates.  The Notes are convertible into an aggregate of 3.4 million shares of the Company's common stock, based on a conversion price of $58.14, at any time on or before January 15, 2008.  Aviron may redeem the Notes beginning in January 2004, at the redemption prices declining from 103% of their principal amount in 2004 to 100% in 2008, plus accrued interest.

The Company periodically enters into foreign exchange forward contracts which permit the Company to purchase Euros to fund a portion of its inventory purchase obligations at a fixed exchange rate.  As of March 31, 2002, the Company had outstanding forward Euro contracts in the amount of $8.0 million, all expiring within one year.  Fair value of the outstanding contracts at
March 31, 2002 was $(0.1) million.

For other information regarding the Company's market risk exposure, please refer to Part II, Item 7A., "Quantitative and
Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                                     --------------------

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements.  Those statements involve substantial risks and uncertainties.  You can identify those statements by the fact that they contain words such as "anticipate," "believe," "estimate," "expect," "intend," "project" or other terms of similar meaning.  Those statements reflect management's current beliefs, but are based on numerous assumptions which MedImmune cannot control and which may not develop as MedImmune expects.  Consequently, actual results may differ materially from those projected in the forward - looking statements.  Among the factors that could cause actual results to differ materially are:  seasonal demand for and continued
supply of the Company's principal product, Synagis; whether FluMist receives clearance by the Food and Drug Administration and, if it does, whether it will be successfully launched; availability of competitive products in the market; availability of third-party reimbursement for the cost of our products; effectiveness and safety of our products; exposure to product liability, intellectual property or other types of litigation; foreign currency exchange rate fluctuations; changes in generally accepted accounting principles; growth in costs and expenses; the impact of acquisitions, divestitures and other unusual items; and the risks, uncertainties and other matters discussed in this quarterly report and in our periodic reports filed with the U.S.
Securities and Exchange Commission.  MedImmune cautions that RSV disease occurs primarily during the winter months; MedImmune believes its operating results will reflect that seasonality for the foreseeable future.  MedImmune is also developing several products (including FluMist) for potential future marketing.  There can be no assurance that such development efforts will succeed, that such products will receive required regulatory clearance or that, even if such regulatory clearance were received, such products would ultimately achieve commercial success.  Unless otherwise indicated, the information in this quarterly report is as of March 31, 2002.  This quarterly report will not be updated as a result of new information or future events.

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

On December 18, 2001, Genentech, Inc. ("Genentech") announced that it had been granted a patent relating to certain methods and compositions used to produce antibodies by recombinant DNA technology.  In June 1997, in anticipation of any potential impact the issuance of Genentech's patent could have on the production of Synagis, the Company obtained a license to this patent.  The
Company has received from Genentech a letter, dated January 7, 2002, stating that Genentech expects to receive from the Company royalty payments pursuant to such license. The Company is in the process of evaluating whether any valid claim of Genentech's patent, as recently issued, covers production of Synagis.  If so, the Company would pay royalties to Genentech on U.S. net sales of Synagis commencing December 18, 2001. Pending resolution of this issue, the Company has made certain royalty payments to
Genentech under protest and with reservation of all of its rights.  The Company is also evaluating whether any of its other antibody-based product candidates, if and when approved for marketing by the U.S. Food and Drug Administration, could require a license under the Genentech patent.

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

On April 5, 2002, the Company filed a suit against Centocor, Inc. ("Centocor") in the United States District Court for the
District of Maryland.  The Company currently pays Centocor a royalty for sales of Synagis made or sold in the United States pursuant to a patent Sublicense Agreement between the parties dated as of September 15, 2000 (the "Sublicense Agreement").  In
the litigation, the Company seeks a declaratory judgment that it has no obligation to continue paying royalties to Centocor on the basis that the patent is invalid, unenforceable and does not cover Synagis.  Additionally, the Company seeks an injunction preventing Centocor from enforcing this patent.  There can be no assurance that the Company will be successful in this litigation.

Item 2.           Changes in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits and reports on Form 8-K

                  (a) Exhibits:

                      18.1  Independent Accountant's Preferability Letter Regarding a Change in Accounting Principle

                  (b) Reports on Form 8-K:

                  Report Date               Event Reported
                  -----------               --------------
                  January 10, 2002          MedImmune acquires Aviron shares in exchange offer.
                  January 16, 2002          MedImmune completes Aviron acquisition.

                                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MEDIMMUNE, INC.
                                            (Registrant)

                                            /s/ Gregory S. Patrick
Date: May 15, 2002                          Gregory S. Patrick
                                            Senior Vice President and Chief Financial Officer