Form 10-Q
period 2002-06-30
MEDIMMUNE INC /DE
filed 2002-08-13
CIK 873591

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

                                             For the quarterly period ended June 30, 2002

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

As of August 7, 2002, 250,823,654 shares of Common Stock, par value $0.01 per share, were outstanding.

                                                            MEDIMMUNE, INC.
                                                          Index to Form 10-Q

Part I   Financial Information                                                                            Page
                                                                                                          ----

         Item 1.   Consolidated Financial Statements

                           Consolidated Balance Sheets                                                     1-2
                           Consolidated Statements of Operations                                             3
                           Condensed Consolidated Statements of Cash Flows                                 4-5
                           Notes to Consolidated Financial Statements                                     6-15

         Item 2.   Management's Discussion and Analysis of  Financial Condition
                   and Results of Operations                                                             16-26

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                               26

Part II   Other Information

         Item 1.           Legal Proceedings                                                                28

         Item 2.           Changes in Securities                                                            29

         Item 3.           Defaults upon Senior Securities                                                  30

         Item 4.           Submission of Matters to a Vote of Security Holders                              30

         Item 5.           Other Information                                                                30

         Item 6.           Exhibits and Reports on Form 8-K                                                 30

         Synagis, CytoGam, Ethyol, RespiGam, Vitaxin and NeuTrexin are registered trademarks of the Company.  FluMist and Numax are trademarks of the Company.

ITEM 1.  FINANCIAL STATEMENTS

                                                            MEDIMMUNE, INC.
                                                      CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

                                                                                      June 30,               December 31,
                                                                                       2002                     2001
                                                                                    ----------               ----------
ASSETS:                                                                             (Unaudited)
  Cash and cash equivalents                                                            $89,677                 $171,255
  Marketable securities                                                                553,991                  227,067
  Trade receivables, net                                                                    --                  108,902
  Inventory, net                                                                        53,447                   50,836
  Deferred tax assets                                                                   27,517                   27,280
  Other current assets                                                                  15,353                    9,063
                                                                                    ----------               ----------

       Total Current Assets                                                            739,985                  594,403

  Marketable securities                                                                710,384                  389,368
  Property and equipment, net                                                          163,259                   95,402
  Deferred tax assets, net                                                             261,201                  136,361
  Intangible assets, net                                                               121,595                       --
  Goodwill                                                                              14,220                       --
  Other assets                                                                           7,958                    3,852
                                                                                    ----------               ----------
       Total Assets                                                                 $2,018,602               $1,219,386
                                                                                    ==========               ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                                                     $26,214                   $5,873
  Accrued expenses                                                                      92,027                   94,965
  Product royalties payable                                                             36,767                   47,720
  Deferred revenue                                                                      10,790                   13,839
  Other current liabilities                                                              8,122                    2,149
                                                                                    ----------               ----------
        Total Current Liabilities                                                      173,920                  164,546

  Long-term debt                                                                       228,644                    8,791
  Other liabilities                                                                     21,177                    1,776
                                                                                    ----------               ----------
       Total Liabilities                                                               423,741                  175,113
                                                                                    ----------               ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
      5,524,525 shares; none issued or outstanding                                          --                       --
  Common stock, $.01 par value; authorized
      320,000,000 shares; issued and outstanding
      250,671,284 at June 30, 2002 and
      214,484,084 at December 31, 2001                                                   2,507                    2,145
  Paid-in capital                                                                    2,604,137                  891,627
  Deferred compensation                                                                (15,877)                      --
  Accumulated (deficit) earnings                                                    (1,004,439)                 141,875
  Accumulated other comprehensive income                                                 8,533                    8,626
                                                                                    ----------                ---------
       Total Shareholders' Equity                                                    1,594,861                1,044,273
                                                                                    ----------               ----------
       Total Liabilities and Shareholders' Equity                                   $2,018,602               $1,219,386
                                                                                    ==========               ==========

                              The accompanying notes are an integral part of these financial statements.

                                                            MEDIMMUNE, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
(in thousands, except share data)
                                                                             For the                            For the
                                                                        three months ended                  six months ended
                                                                             June 30,                           June 30,
                                                                      2002               2001            2002              2001
                                                                    --------            ------       -----------         --------
Revenues:
  Product sales                                                      $57,330            $28,315         $377,998         $263,517
  Other revenue                                                        6,392              5,055           15,357           15,049
                                                                    --------            -------      -----------         --------
       Total revenues                                                 63,722             33,370          393,355          278,566
                                                                    --------            -------      -----------         --------
Costs and expenses:
  Cost of sales                                                       15,642              7,127           95,519           59,930
  Research and development                                            34,545             21,693           78,614           40,392
  Selling, general and administrative                                 47,354             24,202          142,994           83,942
  Other operating expenses                                            22,152              3,487           43,993            5,595
  Acquired in-process research and development                            --                 --        1,179,321               --
                                                                    --------            -------      -----------         --------
       Total expenses                                                119,693             56,509        1,540,441          189,859
                                                                    --------            -------      -----------         --------
Operating (loss) income                                              (55,971)           (23,139)      (1,147,086)          88,707
Interest income                                                       11,863              8,989           23,797           19,232
Interest expense                                                      (1,876)              (149)          (4,638)            (299)
                                                                    --------            -------      -----------         --------
(Loss) earnings before income taxes                                  (45,984)           (14,299)      (1,127,927)         107,640
(Benefit) provision for income taxes                                 (16,528)            (5,076)          18,387           38,212
                                                                    --------            -------      -----------         --------
Net (loss) earnings                                                 $(29,456)           $(9,223)     $(1,146,314)         $69,428
                                                                    ========            =======      ===========         ========
Basic (loss) earnings per share                                       $(0.12)            $(0.04)          $(4.62)           $0.33
                                                                    ========            =======      ===========         ========
Shares used in calculation of basic (loss) earnings per share        250,161            213,131          248,110          212,656
                                                                    ========            =======      ===========         ========
Diluted (loss) earnings per share                                     $(0.12)            $(0.04)          $(4.62)           $0.32
                                                                    ========            =======      ===========         ========
Shares used in calculation of diluted (loss) earnings per share      250,161            213,131          248,110          219,878
                                                                    ========            =======      ===========         ========

                                The accompanying notes are an integral part of these financial statements.

                                                          MEDIMMUNE, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
(in thousands)
                                                                                                                For the
                                                                                                            Six months ended
                                                                                                                June 30,
                                                                                                       2002                2001
                                                                                                    -----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                                                              $(1,146,314)          $69,428
   Noncash items:
     Acquired in-process research and development                                                     1,179,321                --
     Deferred taxes                                                                                      22,383            34,349
     Deferred revenue                                                                                    (4,502)           (8,654)
     Capitalized interest                                                                                  (279)               --
     Depreciation and amortization                                                                       16,415             4,572
     Amortization of premium (discount) on marketable securities                                          4,480            (3,361)
     Amortization of deferred compensation                                                               11,823                --
     Amortization of bond premium                                                                          (886)               --
     Accretion of interest on long-term obligation                                                          534                --
     Change in reserve for inventory                                                                       (121)            4,251
     Change in allowances for trade accounts receivable                                                    (937)           (8,052)
     Decrease in restructuring liability for non-cash employee termination costs                          9,234                --
     Other                                                                                                  862                29
   Other changes in assets and liabilities, net of effects of Aviron acquisition                         63,005            76,626
                                                                                                    -----------         ---------
          Net cash provided by operating activities                                                     155,018           169,188
                                                                                                    -----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in marketable securities                                                                   (379,863)         (197,098)
   Net cash acquired in acquisition of Aviron                                                           146,853                --
   Capital expenditures                                                                                 (37,708)           (3,546)
   Minority interest investments                                                                         (3,734)           (1,500)
                                                                                                    -----------         ---------
          Net cash used in investing activities                                                        (274,452)         (202,144)
                                                                                                    -----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock
       and exercise of stock options                                                                     38,146            16,444
    Decrease in long-term debt                                                                             (389)             (439)
                                                                                                    -----------         ---------
          Net cash provided by financing activities                                                      37,757            16,005
                                                                                                    -----------         ---------
Effect of exchange rate changes on cash                                                                      99              (155)
Net decrease in cash and cash equivalents                                                               (81,578)          (17,106)
Cash and cash equivalents at beginning of period                                                        171,255            84,974
                                                                                                    -----------         ---------
Cash and cash equivalents at end of period                                                             $ 89,677         $  67,868
                                                                                                    ===========         =========

Supplemental schedule of noncash investing and financing activities:

During January 2002, the Company acquired 100% of the outstanding capital stock of Aviron through an exchange offer and merger transaction. The Company exchanged approximately 34.0 million of its common shares for all of the outstanding shares of Aviron common stock and assumed Aviron's outstanding options and warrants, for which approximately 7.0 million additional shares of the
Company's common stock are issuable. The estimated fair value of the net assets acquired was $1,635.1 million, and included $1,179.3 million of acquired research and development assets that were charged to current period results at the date of acquisition and
$211.4 million of 5 1/4% convertible subordinated notes due in 2008.

                               The accompanying notes are an integral part of these financial statements.

                                                             MEDIMMUNE, INC.
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

General
The financial information presented in the consolidated financial statements at June 30, 2002 and for the three months and six months ended June 30, 2002 and 2001 is unaudited. In the opinion of the Company's management, the financial information presented herein contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for an entire year or for any subsequent interim period. These consolidated financial statements should be read in conjunction with the Company's annual report on
Form 10-K for the year ended December 31, 2001.

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

During January 2002, the Company completed its acquisition of Aviron, subsequently renamed MedImmune Vaccines, Inc.,  a biopharmaceutical company headquartered in Mountain View, California, through an exchange offer and merger transaction.  The acquisition was accounted for as a purchase, and the results of operations of MedImmune Vaccines are included in the results of the
Company effective January 10, 2002.

New Accounting Standard
Effective January 1, 2002, the Company adopted SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible
Assets." Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30,
2001. Inasmuch as the Company had no recorded goodwill or intangible assets prior to the January 2002 acquisition of Aviron, the adoption of SFAS 142 did not have an impact on the Company's financial position, results of operations, or cash flows.

Change in Accounting Method
For new contracts executed after January 1, 2002, the Company has changed its accounting method for contract revenues such that the
Company may recognize contract revenues associated with substantive at risk performance milestones when the milestone is achieved, when no future service obligation is attendant to that milestone, and when the related revenue is due and payable under the milestone payment method. The change in accounting principle was made to more closely reflect the essence of the contractual obligations the Company enters into with collaborative partners. Specifically, milestone payments are often directly related to the completed portion (an achieved milestone) of the arrangement and therefore revenues are earned and recognized as the milestones are is achieved. Also, the new method is prevalent in the industry in which the Company operates. The effect on earnings and earnings per share for the three months and six months ended June 30, 2002 is not material. In circumstances where it is not appropriate to use the milestone payment method, the Company will continue to use the contingency-adjusted performance model.

Significant Accounting Policies
Contract Revenues - For contracts executed prior to January 1, 2002, contract revenues are recognized over the fixed term of the contract as the related expenses are incurred. Upfront fees and milestone payments under collaborative agreements are recognized when they are earned in accordance with the applicable performance requirements and contractual terms, using the contingency-adjusted performance model for revenue recognition. Under this method, payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods. The amount of revenue recognized during each period is based on a percentage-of-completion model based on actual costs incurred relative to the total projected costs. Recognized revenues are subject to revisions as the collaboration efforts progress and estimated costs to complete are revised. For new contracts executed after January 1, 2002, the Company uses the milestone payment method when all milestones to be received under contractual arrangements are determined to be substantive, at risk and the culmination of an earnings process. Substantive milestones are payments that are conditioned upon an event requiring substantive effort, when the amount of the milestone is reasonable relative to the time, effort and risk involved in achieving the milestone and when the milestones are reasonable relative to each other and the amount of any up-front payment. If all of these criteria are not met, then the Company will use the contingency adjusted performance (percentage of completion) model.

Acquisition
On January 10, 2002, the Company completed its acquisition of Aviron through an exchange offer and merger transaction pursuant to the definitive merger agreement between the two parties dated December 2, 2001. Aviron, subsequently renamed MedImmune Vaccines,
Inc., is a biopharmaceutical company headquartered in Mountain View, California, focused on prevention of disease through innovative vaccine technologies. Its lead product candidate is FluMist, a live, attenuated virus vaccine delivered as a nasal mist for the prevention of influenza. FluMist has not been approved by the FDA.

Under the terms of the agreement, the Company exchanged approximately 34.0 million of its common shares for 100% of the outstanding common stock of Aviron. Additionally, approximately 7.0 million shares are issuable upon the exercise of Aviron's outstanding options and warrants. Holders of Aviron's $200 million of 5 1/4% convertible subordinated notes due in 2008 may convert the notes into a total of approximately 3.4 million shares of the Company's common stock, based on a conversion price of $58.14 per share.

The acquisition was accounted for as a purchase and, accordingly, the results of Aviron's operations have been included with the
Company's since the acquisition date.

In the period ended June 30, 2002, the Company recorded a purchase price adjustment resulting from a final reconciliation of Aviron registered shares of common stock as of the acquisition date and a refinement to the calculation of unearned compensation for terminated employees, which resulted in a net decrease of  $1.4 million to the purchase price and a corresponding decrease to goodwill.  This adjustment had no material impact on the Company's results of operations for the three months and six months ended
June 30, 2002.  The revised aggregate purchase consideration was approximately $1.6 billion, as follows (in thousands):

         Common stock                                                $1,497,271
         Assumption of Aviron's options and warrants,
            less intrinsic value of unvested portion                    128,027
         Transaction costs                                                9,758
                                                                     ----------
                                                                     $1,635,056
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

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed at the date of acquisition, as revised. The Company is in the process of determining the fair value of certain tangible assets and liabilities;
thus, the allocation of the purchase price is subject to refinement:

Assets:
Cash and marketable securities                                         $417,507
Other current assets                                                     24,911
Other long-term assets                                                   42,494
Deferred tax assets                                                     133,970
Intangible assets                                                       129,000
In-process research and development                                   1,179,321
Goodwill                                                                 14,220
                                                                     ----------
Total assets:                                                         1,941,423
                                                                     ----------

Liabilities:
Current liabilities                                                      49,847
Restructuring liability                                                  15,894
Long-term debt                                                          211,380
Long-term obligations                                                    28,745
Other liabilities                                                           501
                                                                     ----------
Total liabilities                                                       306,367
                                                                     ----------
Net assets acquired:                                                 $1,635,056
                                                                     ==========

Of the $129.0 million of acquired intangible assets, $90.0 million was assigned to Aviron's worldwide collaborative agreement with
Wyeth for the development, manufacturing, distribution, marketing, promotion, and sale of FluMist, which is subject to amortization over its estimated useful life of approximately 11 years. The Company estimated the fair value of the Wyeth agreement using the sum of the probability-adjusted scenarios under the income approach. In applying this method, the Company relied on revenue assumptions, profitability assumptions and anticipated approval dates. The remaining $39.0 million was assigned to Aviron's contract manufacturing agreement with Evans Vaccines Limited, which is subject to amortization over its estimated useful life of approximately four years. The Company estimated the fair value of the Evans agreement using the cost approach, which is based on the theory that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced. In its analysis, the Company reduced replacement cost for such factors as physical deterioration and functional or economic obsolescence.

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

Approximately $14.2 million in goodwill was recognized in the revised allocation of the purchase price, none of which is expected to be deductible for tax purposes. Through June 30, 2002, the Company recorded a purchase price adjustment of $1.4 million and a reversal to the restructuring liability of $0.1 million (discussed below), which resulted in a net reduction to goodwill of $1.5 million. In accordance with SFAS 142, the goodwill recognized in the transaction is not amortized, but will be reviewed for impairment on an annual basis.

Included in the revised allocation of acquisition cost is a restructuring liability of $15.9 million for estimated costs associated with the Company's restructuring plan. The restructuring plan was originally formulated and announced to employees in December 2001, to consolidate and restructure certain functions, including the involuntary termination of eight Aviron executives and 52 other
Aviron employees from various functions and levels. Through June 30, 2002, the Company decided to retain two of those 52 positions and recorded a charge reversal of $0.1 million for the related severance and accelerated vesting of stock options, which resulted in a reduction to goodwill. As revised, the restructuring liability consists of $5.3 million for contractual severance payments, $9.5 million for accelerated vesting of stock options to employees and executives, as dictated by their employment agreements and the provisions of the various stock options plans, and approximately $1.1 million for estimated costs for vacant lease space which is not expected to be used by the Company during the remaining term of the lease as a result of the Company's plan to consolidate certain functions. Subsequent adjustments to the allocation of the acquisition cost related to the true-up of severance and other restructuring costs are not expected to be significant. During the three months ended June 30, 2002, actual severance payments of
$0.4 million, compensation expense of $0.3 million for the accelerated vesting of stock options for terminated executives and employees, and rent expense of $0.2 million for vacant lease space were charged against the restructuring liability. During the six months ended June 30, 2002, actual severance payments of $5.1 million, compensation expense of $9.2 million for the accelerated vesting of stock options for terminated executives and employees, and rent expense of $0.2 million for vacant lease space were charged against the restructuring liability. As of June 30, 2002, the balance of the restructuring liability was $1.4 million.

The restructuring liability activity through June 30, 2002 is summarized as follows (in thousands):

                                            Original Accrual at     Restructuring        Restructuring         Balance at
                                              January 10, 2002     Charges Incurred    Charge Reversals      June 30, 2002
                                              ----------------     ----------------    ----------------      -------------
Employee severance costs                         $ 5,365             $ (5,056)               $(43)              $  266
Acceleration of employee stock options             9,520               (9,234)                (52)                 234
Other facility-related costs                       1,105                 (239)                 --                  866
                                                 -------             --------                ----               ------
Total                                            $15,990             $(14,529)               $(95)              $1,366
                                                 =======             ========                ====               ======

Included in the allocation of acquisition cost were accrued transaction costs of $9.8 million, which primarily consist of investment banking, accounting and legal fees incurred by the Company. For the period ended June 30, 2002, there were no significant adjustments to accrued transaction costs. As of June 30, 2002, the balance of accrued transaction costs was immaterial.

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

                                        Three months ended    Three months ended     Six months ended      Six months ended
                                          June 30, 2002         June 30, 2001         June 30, 2002         June 30, 2001
                                          -------------         -------------         -------------         -------------

Revenues                                     $63,722                $38,698              $393,355               $287,721
Net earnings                                 (29,456)               (31,981)               33,007(1)              27,531
Basic earnings per share                       (0.12)                 (0.13)                 0.13(1)                0.11
Diluted earnings per share                     (0.12)                 (0.13)                 0.13(1)                0.11

(1) Excludes a non-recurring charge of $1,179.3 million for acquired in-process research and development.

Long-term Debt
Following the Company's acquisition of Aviron, Aviron (subsequently renamed MedImmune Vaccines) remains obligated for its outstanding indebtedness, which included $200.0 million aggregate principal amount of 5 1/4% Convertible Subordinated Notes (the
"Notes") due 2008. Approximately $211.4 million of the acquisition cost was allocated to the Notes, which represents the fair value as of the acquisition date, based on quoted market prices. The Notes are convertible into an aggregate of 3.4 million shares of the
Company's common stock, based on a conversion price of $58.14, at any time on or before January 15, 2008. MedImmune Vaccines may redeem the Notes beginning in February 2004, at redemption prices declining from 103% of their principal amount in 2004 to 100% in
2008, plus accrued interest. Interest is payable semi-annually in arrears in cash on February 1 and August 1 each year.

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

The Company accounts for its derivatives as foreign-currency cash-flow hedges and is required to recognize any ineffectiveness on hedging transactions as interest income or expense in the statement of operations. For the three months and six months ended June
30, 2002, gains or losses for ineffective hedges were insignificant. As of June 30, 2002, net deferred gains on derivative instruments of $0.4 million, net of tax, in accumulated other comprehensive income are expected to be reclassified to earnings in the next 12 months in conjunction with the sale of the related inventory. The maximum term over which the Company is hedging its exposures to the variability of cash flows is 12 months.

Accounts Receivable Due to the seasonal nature of the Company's primary product, Synagis, a significant decrease in product sales and trade accounts receivable occurred in the second quarter of 2002. In addition, reserve balances which exist at June 30, 2002 for government rebate allowances relating to Synagis sales that occurred during the 2001/2002 season are higher than the offsetting trade receivables balances, due to the later processing cycle by certain states for these rebates. As a result of these factors, trade accounts receivable at June 30, 2002 carries a net credit balance. This net credit balance has been reclassified to accounts payable for financial statement presentation.

Inventory
Inventory, net of reserves, is comprised of the following (in thousands):

                                         June 30,             December 31,
                                           2002                 2001
                                         -------              --------
Raw Materials                            $21,076              $16,805
Work in Process                           21,561               13,731
Finished Goods                            10,969               22,155
                                         -------              -------
                                          53,606               52,691
Less noncurrent                             (159)              (1,855)
                                         -------              -------
                                         $53,447              $50,836
                                         =======              =======

Noncurrent inventory at June 30, 2002 and December 31, 2001 is comprised of some of the Company's raw plasma and certain CytoGam production lots that are being tested for long-term stability which are not expected to be available for sale within the next 12 months.

Inventory balances are net of reserves for RespiGam inventory, for which minimal product sales are expected to result for the foreseeable future. In April 2002, the Company reduced the inventory and reserve balances by $3.4 million upon the disposal of expired product. RespiGam inventory and reserve balances were $1.7 million and $0.6 million, respectively, at June 30, 2002, versus
$4.9 million and $4.2 million, respectively, at December 31, 2001.

The Company has commenced production of inventory in connection with its proposed launch of FluMist. FluMist has not yet been approved by the FDA. Accordingly, the Company recorded a full reserve for such inventory produced through June 30, 2002, which resulted in a charge to other operating expense of approximately $18.0 million, in recognition of management's assessment that it currently appears probable that such inventory materials will reach their expiration dates if FDA approval is not received in 2002.

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

                                                 Three months ended    Three months ended     Six months ended      Six months ended
                                                   June 30, 2002         June 30, 2001         June 30, 2002         June 30, 2001
                                                   -------------         -------------         -------------         -------------
Denominator:

Weighted average shares
   outstanding                                         250,161               213,131               248,110               212,656
Effect of dilutive securities:
Stock options, warrants, and Notes                          --                    --                    --                 7,222
                                                      --------              --------              --------              --------
Denominator for diluted EPS                            250,161               213,131               248,110               219,878
                                                      ========              ========              ========              ========

The Company incurred net losses for the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002, and, accordingly, did not assume exercise or conversion of total common share equivalents of 5,641,435, 6,757,968, and 6,671,355 for those periods, respectively, because to do so would be anti-dilutive. Options to purchase 6,775,861 shares of common stock with prices ranging from $40.25 to $83.25 per share that were outstanding during the six months ended June 30, 2001 were not included in the computation of diluted earnings per share because they were anti-dilutive.

Income Taxes
Income tax (benefit) expense for the three months and six months ended June 30, 2002 was ($16.5) million and $18.4 million, respectively. Excluding the Company's write-off of purchased in-process research and development and other insignificant items, which are not tax deductible, income tax expense as a percentage of pre-tax income for the six months ended June 30, 2002 was 35.7%.
During the six months ended June 30, 2002, the Company recognized credits for research and development expenditures and credits earned for Orphan Drug status of certain research and development expenses, resulting in a reduction from the statutory rate of
37.0%.

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

Comprehensive loss for the three months ended June 30, 2002 was $20.3 million versus $9.2 million for the comparable period in 2001.
Comprehensive (loss) income for the six months ended June 30, 2002 was $(1,146.4) million versus $65.6 million for the comparable period in 2001. A significant component of other comprehensive income for the three months ended June 30, 2002 relates to net unrealized holding gains on available-for-sale marketable securities of approximately $7.2 million, net of tax, versus net unrealized holding gains of $0.3 million, net of tax, for the three months ended June 30, 2001. The Company maintains an investment, which is subject to other-than-temporary impairment, in a company with which it previously formed a strategic alliance, which is carried at its fair value, with unrealized holding gains and losses included in other comprehensive income (loss). Due to market volatility associated with this investment, the value of the Company's investment has fluctuated significantly since the company's initial public offering, and may continue to do so in the future.

Property and Equipment
During March 2002, the Company paid approximately $13.4 million to acquire 11 acres of land in Gaithersburg, Maryland, which will serve as the site of the Company's new corporate headquarters.  Additionally, the Company has options to purchase an additional 14 acres of land.  The Company has contracted with a designer and general contractor for the construction of the first phase of the new facility, at a total estimated cost of $85 million.  Construction began during March 2002.  As of June 30, 2002, approximately $4.5 million of engineering and construction costs related to Phase I of the new headquarters are included in construction in progress.
The Company expects to take occupancy of the first phase of construction, which will feature a complex totaling 218,000 square feet, in the fall of 2003.

Minority Interest Investments
In connection with its research and development collaborations, the Company holds minority interests in companies having operations or technology in areas within its strategic focus. The investments are maintained on the cost or equity method of accounting, according to the facts and circumstances of the individual investment. Under either method, the investments are subject to adjustment for other-than-temporary impairments. Additionally, for investments carried on the equity method, the Company's proportionate share of the investee's gains or losses are recorded on a quarterly basis. For minority interests maintained in publicly traded companies, the Company's investment is maintained as available-for-sale securities. Due to the highly volatile share prices of these investments, the investments are subject to unrealized holding gains or losses.

Collaborative Arrangements
Wyeth
In January 1999, Aviron signed a worldwide collaborative agreement with Wyeth Lederle Vaccines, a subsidiary of Wyeth, for the development, manufacturing, distribution, marketing, promotion, and sale of FluMist. Under this agreement, Wyeth has exclusive worldwide rights to market FluMist, excluding Korea, Australia, New Zealand and some South Pacific countries. The two companies have agreed to co-promote FluMist in the U.S. Wyeth holds the marketing rights in the U.S. for an initial term of seven years from the first commercial sale of FluMist in the U.S. and outside the U.S. (with the exclusions noted above) for an initial term of eight years from the first commercial sale of FluMist outside the U.S. Wyeth has the option to extend its rights both in the U.S. and internationally for an additional four years, the aggregate of which could result in payments to the Company in ranging from $145 million to $400 million. Under the terms of the agreement with Wyeth, the two companies are to collaborate on the regulatory, clinical and marketing programs for FluMist within the United States.

As a part of the collaboration, the Company is to receive certain payments related to the achievement of key milestones and events for FluMist. In January 2001, Aviron received $15.5 million from Wyeth related to the acceptance by the FDA for the filing of the
BLA for FluMist on December 28, 2000. Potential milestone payments to the Company from Wyeth include: $20 million for approval in the U.S.; $20 million for advisory body recommendations and expanded label claims; up to $25 million in supply goal payments, up to
$17.5 million for FDA approval of use in second and third target populations; $10 million for the submission of a license application in Europe; a $27.5 million payment for the approval of a liquid formulation of FluMist, and up to $50 million upon licensure in international regions. Additionally, Wyeth has committed to provide the Company with up to 420.0 million in financing, contingent upon regulatory approval of FluMist.  The total potential value for the license fees, milestones, financing support and term extension options that the Company could receive from Wyeth could range from $300 million to $600 million.

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

Evans Vaccines Limited
In July 1999, Aviron entered into an agreement with a division of Celltech Group Plc, which was later acquired by PowderJect
Pharmaceuticals Plc and is now called Evans Vaccines Limited ("Evans"), for the manufacture of key components of FluMist, specifically the bulk manufacture of monovalents and diluent, as well as use of the manufacturing facilities. During October 2000,
Aviron restructured its agreement with Evans in order to gain direct control over FluMist manufacturing operations. Aviron obtained responsibility for bulk manufacture of FluMist in Evans' Speke, U.K. facility, hired approximately 100 Evans employees who had been working on FluMist, and entered into subleases through June 2006 for the FluMist manufacturing areas on the existing site. In connection with the restructuring of the manufacturing agreement, Aviron made an initial payment of $15.0 million and a payment of
$3.9 million in September 2001. The Company is obligated to make four additional annual payments of $3.9 million in September 2002 through September 2005, which is included in long-term debt in the accompanying consolidated balance sheet as of June 30, 2002. The
Company is also obligated to make other additional payments totaling $19.0 million (included in other liabilities in the accompanying consolidated balance sheets as of June 30, 2002), which will be paid over the term of the agreement based on net sales of FluMist, if and when approved for marketing, with the unpaid balance, if any, due January 2006. Evans also received warrants for which 67,899 shares of the Company's common stock are issuable at an exercise price of $44.19 per share. In addition, the Company is obligated to make payments during the term of the agreement of $225,000 per year for the use of the Aviron unit in the Evans manufacturing plant, payments up to an aggregate of $3.0 million for attaining specific milestones, and payments for other support services based on the costs of these services incurred. The Company expenses rent and other support services as the costs are incurred and expenses milestones as they become due.

Legal Proceedings
In 1998, MediGene AG ("MediGene") initiated a legal action against Loyola University of Chicago ("Loyola") and the Company in the
U.S. District Court for the Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the Company with an alleged prospective business relationship between MediGene and Loyola. The claims relate to human papillomavirus vaccine technology allegedly covered by contracts between MediGene and the Company and by a license agreement from
Loyola to the Company, under which the Company granted a sublicense to GlaxoSmithKline. MediGene seeks damages from the Company ranging from $31.3 million to $86.9 million based on the tortious interference claim, and/or damages ranging from $10.2 million to
$31.3 million based on the breach of contract claim. MediGene also seeks ownership of the patents in question, as well as recission of the Company's license agreement from Loyola or rights as a third-party beneficiary thereof. On December 22, 2000 and March 15,
2001, the District Court granted summary judgment motions in favor of the Company on all claims. The District Court ordered entry of final judgment in favor of the Company on March 19, 2002. On March 27, 2002 MediGene filed a notice of appeal to the United States
Court of Appeals for the Federal Circuit. On or about June 27, 2002, the Federal Circuit Court transferred the appeal to the United
States Court of Appeals for the Seventh Circuit. MediGene's brief will be due August 12, 2002 and Loyola and the Company's brief will be due September 11, 2002.

In October 2000, Celltech Chiroscience Limited ("Celltech") commenced a legal proceeding against the Company in the U.K. High Court of Justice, Chancery Division, Patents Court. Celltech alleges that the Company failed to pay royalties with respect to its sales of
Synagis as required by a license agreement dated January 19, 1998. Under the agreement, the Company obtained from Celltech a worldwide license to make, use and/or sell product under a patent (and related applications) pertaining to humanized antibodies. In the proceeding, Celltech seeks payment of a 2% royalty based on net sales of Synagis sold or manufactured in the United States, with interest, and certain costs, including attorney's fees. The Company has filed answering papers denying that any royalties are due on the basis that Celltech's U.S. patent does not cover Synagis and has sought dismissal of the case on the grounds that the legal doctrine of prosecution history estoppel prevents Celltech from claiming that its patent covers Synagis. On July 20, 2001, the High
Court of Justice ordered a hearing, which is scheduled to begin on October 1, 2002, on whether it will dismiss Celltech's case on this basis. On November 29, 2001, the Company received a letter from counsel for Celltech enclosing a copy of a patent granted by the European Patent Office on November 14, 2001. That letter requested various information concerning the manufacture and sale of
Synagis in Europe and sought confirmation that the Company would pay royalties on such sales pursuant to the license agreement dated
January 19, 1998. As of August 9, 2002, the Company had not made the royalty payments that were the subject of Celltech's letter, and Celltech had not initiated any legal proceeding against the Company based on its European patent.

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

On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni&Co. ("Ichthyol Gesellschaft") filed a complaint for refrain, information and damages with the Regional Court of Hamburg against MedImmune Oncology on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany.  No monetary amount is currently being sought in the litigation by
Ichthyol.  Ichthyol is seeking injunctive relief against the use of the trademark Ethyol in Germany.  The suit was dismissed on
January 29, 1997 by the Regional Court of Hamburg.  Ichthyol Gesellschaft filed an appeal and a  judgment was rendered in favor of
MedImmune Oncology in the appellate proceedings.  In January 1999, Ichthyol Gesellschaft filed an appeal on points of law with the
Federal Court of Justice, and in June 1999, Ichthyol Gesellschaft filed the grounds for the appeal on points of law.  By judgment of
May 3, 2001, the Federal Court of Justice reversed the judgment of the Higher Regional Court and remitted the case to that court for another hearing.  By order of December l9, 2001, the Higher Regional Court ordered Ichthyol to make further submissions concerning the relevant facts and legal questions.  Ichthyol recently filed its submissions.  Another hearing will probably be held this fall.

The Company is currently involved in a dispute over the RSV License Agreement ("License Agreement") between the Company and
University of Massachusetts Biologic Laboratories ("MBL"), executed in 1989. Under the License Agreement, the Company granted MBL an exclusive, royalty free license to "make, have made, use and sell" the Company's monoclonal antibody for RSV for use only in the
Commonwealth of Massachusetts and the State of Maine. The Company further agreed to transfer to MBL sufficient information and to provide sufficient technical assistance to enable MBL to apply the Company's monoclonal antibody to MBL's manufacturing operations.
MBL now alleges that the Company has not provided sufficient information or sufficient technical assistance to enable MBL to manufacture the Company's monoclonal antibody for RSV. In addition, MBL has claimed that the Company's Distribution Agreement with
Abbott International, Ltd. ("Abbott"), under which Abbott is the exclusive distributor of Synagis overseas, constitutes a
"sub-license" under the terms of the License Agreement and thus MBL claims a right to a larger share of the proceeds derived by the
Company from the Distribution Agreement. The Company disputes the allegations made by MBL and believes MBL's claims to be without merit. The Company and MBL are currently in the process of mediating their dispute to determine whether a mutually agreeable solution can be achieved. There can be no assurance that this dispute can be resolved without litigation.

On April 5, 2002, the Company filed a suit against Centocor, Inc. ("Centocor") in the United States District Court for the District
of Maryland. The Company currently pays Centocor a royalty for sales of Synagis made or sold in the United States pursuant to a patent Sublicense Agreement between the parties dated as of September 15, 2000 (the "Sublicense Agreement"). In the litigation, the
Company seeks a declaratory judgment that it has no obligation to continue paying royalties to Centocor on the basis that the patent is invalid, unenforceable and does not cover Synagis. Additionally, the Company seeks an injunction preventing Centocor from enforcing this patent. On July 1, 2002, Centocor moved to dismiss this action on the basis that it did not include the Trustees of
Columbia University in the City of New York ("Columbia") and the Board of Trustees of the Leland Stanford University ("Stanford"),
as the owners of the patent. On July 9, 2002, Centocor, Columbia and Stanford initiated an action against the Company in the United
States District Court for the Northern District of California. In the California litigation, Centocor, Columbia and Stanford seek a declaratory judgment that the patent at issue in the Sublicense Agreement is valid and enforceable and that the Company would be liable for patent infringement but for the Sublicense Agreement, as well as a declaratory judgment that the Sublicense Agreement is enforceable. There can be no assurance that the Company will be successful in this litigation.

After consultation with its counsel, the Company believes that it has meritorious defenses to the claims against it referred to above and is determined to defend its position vigorously. While it is impossible to predict with certainty the eventual outcome of these proceedings, the Company believes they are unlikely to have a material adverse effect on its financial position but might have a material adverse effect on its results of operations for a particular period.

ITEM 2.
                                                            MEDIMMUNE, INC.
                                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During January 2002, we acquired Aviron, a biopharmaceutical company focused on prevention of disease through innovative vaccine technologies. Aviron was subsequently renamed MedImmune Vaccines, Inc. We accounted for the acquisition under the purchase method of accounting and have included MedImmune Vaccines' operating results in our consolidated operating results beginning on January 10,
2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a more detailed discussion of our critical accounting policies and estimates, please refer to Part II, Item 7 "Management's
Discussion and Analysis of Financial Condition Results of Operations" in our 2001 Annual Report on Form 10-K.

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

For new contracts executed after January 1, 2002, the Company uses the milestone payment method when all milestones to be received under contractual arrangements are determined to be substantive, at risk and the culmination of an earnings process. Substantive milestones are payments that are conditioned upon an event requiring substantive effort, when the amount of the milestone is reasonable relative to the time, effort and risk involved in achieving the milestone and when the milestones are reasonable relative to each other and the amount of any up-front payment. If all of these criteria are not met, then the Company will use the contingency adjusted performance (percentage of completion) model. This constitutes a change in accounting principle and was made to more closely reflect the essence of the contractual obligations the Company enters into with collaborative partners. Specifically, milestone payments are often times directly related to the completed portion (an achieved milestone) of the arrangement and therefore revenues are earned and recognized as the milestones are achieved. Additionally, the new method is prevalent in our industry and is used by most other companies in our peer group. The effect on earnings and earnings per share for the three months and six months ended June 30, 2002 is not material. The milestone payment method may not be applicable to all new contracts, in which case, the Company would revert to the contingency-adjusted performance model for revenue recognition.

Acquired In-Process Research and Development - We recorded a charge of $1,179.3 million during the six-month period ended June 30,
2002 for the write-off of purchased in-process research and development in conjunction with our acquisition of Aviron. The write-off represents the fair value of purchased in-process technologies at the acquisition date, calculated utilizing the sum of the probability-adjusted scenarios under the income approach. This method is based upon management's estimates of the probability of FDA approval and commercial success for FluMist. As with all biotechnology products, the probability of FDA approval and commercial success for any particular research and development project is highly uncertain. Management's projections were based on assumptions, which may or may not remain valid for the relevant period, including the estimated impact of four "key" factors: price per dose;
dose volumes; launch date; and the potential failure of the frozen or liquid formulations of FluMist. Based on current information, management believes that the estimates and assumptions underlying the fair value analysis are substantially accurate.

Inventory Reserves - The Company has commenced production of inventory in connection with its proposed launch of FluMist. FluMist has not yet been approved by the FDA. Accordingly, the Company recorded a full reserve for such inventory produced through June 30,
2002, which resulted in a charge to other operating expense of approximately $18.0 million, in recognition of management's assessment that it currently appears probable that such inventory materials will reach their expiration dates if FDA approval is not received in 2002. Should FluMist be approved for the 2002/2003 flu season, any inventory sold would have no carrying value and as such, margins would appear more favorable than the Company would anticipate in future periods.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Product Sales -

          Product Sales (In  Millions)                      2002            2001
                                                           -----           -----

          Synagis                                          $32.5           $15.0

          Ethyol                                           $16.6            $3.1

          Other Products                                    $8.2           $10.2
                                                           -----           -----
          TOTAL                                            $57.3           $28.3
                                                           =====           =====

We recorded product sales of $57.3 million in the second quarter of 2002, a 103% increase over 2001 levels of $28.3 million, due to increased sales of Synagis and Ethyol. Synagis, our largest product, accounted for approximately 57% of our 2002 and 53% of our 2001 second quarter product sales. Sales of Synagis for the quarter ended June 30, 2002 increased 116% over the comparable 2001 period.
Contributing to the growth in 2002 sales was a 253% increase in domestic Synagis sales to $27.1 million in 2002 from $7.7 million in
2001. The growth was attributable to increased demand in the United States, resulting in a 245% increase in domestic sales unit volumes, as well as a 3% domestic price increase which took effect in June 2002. International sales of Synagis decreased 27% to
$5.4 million in the 2002 quarter versus $7.4 million in the 2001 quarter, reflecting reduced shipments to our international distributor. The Company's international sales volume decreased 60% during the 2002 quarter as compared to the 2001 quarter. The
Company believes that the decrease is due to reductions in the inventory stocking levels of our international distributor, Abbott
International ("Abbott"), rather than reduced product demand by end users. The decrease in unit volume was offset by an increase in the per unit sales price recognized upon delivery of product to Abbott under the terms of our international distribution agreement.
Effective May 1, 2001, the terms of the distribution agreement (a) mandated an increase in the transfer price and (b) requires the entire purchase price to be payable upon delivery of product to Abbott. Under the revised terms, the price earned by the Company is essentially fixed or determinable at the time of delivery. Under the previous contract terms, the Company invoiced Abbott and recognized revenue on sales to Abbott when Synagis was delivered based on a contractually stipulated transfer price, which approximated 60 percent of the ultimate revenue value to us. Following the end of each quarter, Abbott remitted a report to us detailing end-user sales for the quarter along with an additional amount due in excess of the transfer price. We recognized revenue for the additional amount due in excess of the transfer price at that time. We have been working with Abbott to expand the number of countries where we are licensed to sell Synagis. As of June 30, 2002, international registrations have been filed in 58 countries for the approval of Synagis, for which approval in the United States and 47 foreign countries had been obtained, the most recent of which was Canada in May 2002. There can be no assurance that approvals by the appropriate regulatory authorities will continue to be granted. Additionally, we may not receive pricing and reimbursement approvals in countries where we have received regulatory approval.

We have also achieved increases in Ethyol sales since we reacquired domestic marketing rights to Ethyol from ALZA Corporation
("ALZA") in October 2001. Ethyol accounted for approximately 29% and 11% of our second quarter product sales in 2002 and 2001, respectively. Ethyol revenues increased from $3.1 million in second quarter of 2001 to $16.6 million in the second quarter of 2002.
Domestic Ethyol sales were $15.8 million in the 2002 quarter, as compared to $2.0 million in the 2001 quarter, due to an increase in domestic sales unit volume of 138% and an increase in the sales price recorded in accordance with our assumption of domestic marketing rights of the product from ALZA. As of October 1, 2001, we record all revenues from domestic sales of Ethyol and, as of
April 1, 2002, we began paying ALZA a declining royalty for nine years thereafter based on net sales of Ethyol in the U.S. Prior to
October 1, 2001, we had recorded Ethyol domestic product sales based on a price of 25% to 35% of ALZA's net unit selling price. Our international sales of Ethyol to our distribution partner, Schering-Plough Corporation ("Schering"), of $0.8 million for the second quarter of 2002 were down slightly from the prior year quarter sales of $1.1 million. We record Ethyol international product sales based on a percentage of Schering's end user sales.

Sales of other products in second quarter 2002, which include sales of CytoGam, NeuTrexin, RespiGam, and by-products that result from the CytoGam manufacturing process, were down. Second quarter CytoGam sales decreased to $7.0 million in 2002 from $7.6 million in 2001. Unit sales decreased 18%, which was partially offset by a domestic price increase of 10% which took effect during the first quarter of 2002. We expect that CytoGam sales for the year 2002 will be flat versus the prior year.

The level of future product sales will be dependent on several factors, including, but not limited to, the timing and extent of future regulatory approvals of our products and product candidates, availability of finished product inventory, approval and commercialization of competitive products and the degree of acceptance of our products in the marketplace.

Other Revenues - Other revenues for the quarter ended June 30, 2002 increased 26% to $6.4 million, from $5.1 million in the 2001 period, principally due to funding received in 2002 by MedImmune Vaccines for FluMist clinical and marketing activities of $3.8 million, net of decreases in revenue recorded under collaborative agreements in accordance with SAB 101. Other revenues during both years include revenues under collaborative agreements. We recognized revenue of $1.9 million and $3.3 million for the second quarter of 2002 and 2001, respectively, related to upfront and milestone payments under these agreements. For up-front and milestone payments received prior to 2002, we recognized non-refundable fees and milestone payments in connection with research and development and commercialization agreements as the contractual obligations and performance requirements are fulfilled, using the contingency-adjusted performance model for revenue recognition. Under this method, the amount of revenue recognized during each period is based on a percentage of completion model of actual costs incurred relative to the total projected costs. The expected timing of annual revenues to be recognized through 2005 under the major collaborative agreements for which we have deferred a portion of the upfront and milestone payments received, based on current estimates of costs to complete, is as follows (in thousands):

                                                      2002          2003         2004         2005
                                                     ------        ------        ----         ----
Abbott Laboratories                                  $7,500        $2,700         $--          $--
GlaxoSmithKline                                         700            --          --           --
Schering-Plough Corporation                             400           400         400          400
                                                     ------        ------        ----         ----
Total                                                $8,600        $3,100        $400         $400
                                                     ======        ======        ====         ====

Future changes in estimated total costs or differences between actual costs and projected costs in any one period could cause the actual recorded amounts to differ from the projected amounts. As discussed in "Critical Accounting Policies and Estimates - Contract
Revenues" above, we have adopted the milestone payment method for new contracts entered into after January 1, 2002. Since adopting the new method, we have not entered into any new contracts in which we have received upfront or milestone payments. Because we have adopted this method prospectively, the table above assumes the revenues deferred will be recognized in accordance with the contingency adjusted performance model. The milestone payment method may not be applicable to all new contracts, in which case the
Company would revert to the contingency adjusted performance model for revenue recognition.

Other revenues in the 2002 period also includes $1.5 million under an agreement entered into during 2001 to sell excess production capacity to a third party. Other revenues in the 2001 period also include $1.2 million from MGI Pharma related to the agreement for the sale of our Hexalen business. The level of contract revenues in future periods will depend primarily upon the extent to which we enter into other collaborative contractual arrangements, if any, and the extent to which we achieve certain milestones provided for in existing agreements.

Cost of Sales - Cost of sales for the second quarter of 2002 increased 120% to $15.6 million from $7.1 million in 2001, principally due to increases in sales volumes. Gross margins for the June 2002 quarter decreased to 73% from 75% in the June 2001 quarter principally as a result of additional royalties payable relating to Synagis and the reverse royalty payable to ALZA on Ethyol, effective April 2002. The increase in royalties was offset slightly by improved margins due to the implementation of an improved manufacturing process at the Frederick Manufacturing Center ("FMC") which increases Synagis yields (the "enhanced yield process").
We expect that gross margins may vary significantly from quarter to quarter, based on the product mix. We expect that on an annual basis, our gross margin percentage for 2002 should be lower than 2001, as a result of the additional royalties owed for Synagis and
Ethyol.

Research and Development Expenses - Research, development and clinical expenses increased $12.9 million, or 59% to $34.5 million in the 2002 second quarter, from $21.7 million in the 2001 quarter. The increase reflects a larger number of active clinical trials and the inclusion of on-going MedImmune Vaccines research, development and clinical expenses in our results. To accommodate the additional activity, we expanded our workforce and facilities, resulting in increased wages and occupancy expense. Currently, our clinical trial program includes eleven programs in various phases of clinical evaluation, including a Phase 3 study of Synagis in infants with congenital heart disease and a trial in adults using a liquid formulation of Synagis; Phase 1 and Phase 2 trials with our human papillomavirus (HPV) cervical cancer vaccine; Phase 2 trials with MEDI-507 in psoriasis patients; Phase 2 trials for our urinary tract infection (UTI) vaccine; Phase 1 trials with Vitaxin in cancer and rheumatoid arthritis; and various trials for
FLUMIST. Additionally, we have eight programs in the pre-clinical stage.

We expect clinical spending to increase significantly over 2001 levels in the coming quarters as more of our product candidates move into the clinic and we expand trials on products already in the clinic. In April 2002, we entered into a research collaboration with
A&G Pharmaceuticals, Inc. to license technology relating to PC-Cell Derived Growth Factor (PCDGF), a monoclonal antibody, the initial indications of which would apply to breast cancer. In conjunction with the agreement, the Company is obligated to pay up to
$5.9 million in various milestone payments subject to the achievement of specified clinical, regulatory and sales milestones.

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

Selling, General, and Administrative Expense - Selling, general and administrative ("SG&A") expense increased $23.2 million, or
96% in the second quarter of 2002 to $47.4 million as compared to $24.2 million in the second quarter of 2001. The increase is primarily attributable due to the inclusion of ongoing MedImmune Vaccines expenses as well as $1.9 million for amortization of intangibles and $0.7 million for stock compensation expense for unvested stock options assumed in conjunction with the MedImmune
Vaccines merger. Additionally, we experienced increased costs for expanded Synagis marketing programs, sales commissions and increased co-promotion expense to the Ross Products Division of Abbott Laboratories for the promotion of Synagis in the United
States. Both sales commissions and co-promotion expense are based on a percentage of net domestic sales of Synagis and thus increase as net domestic Synagis sales increase. We also incurred increased salary and related expenses for the expansion of our Ethyol sales force by adding approximately 40 additional sales representatives during the second half of 2001, and we increased our marketing efforts for the relaunch of Ethyol. Additionally, we experienced increases in legal costs, as we are currently involved in several litigation matters (see further discussion in the Legal Proceedings section of this report).

Other Operating Expenses - Other operating expenses increased in the 2002 quarter to $22.2 million from $3.5 million in the 2001 quarter.  The increase is principally attributable to charges associated with MedImmune Vaccine's manufacturing operations for
FluMist, so as to be able to launch FluMist this fall, should FDA approval be granted.  It is anticipated that these charges will continue to be recorded to other operating expense so long as FluMist is under review by the FDA.  In addition, we incurred $1.3 million in expense in the 2002 quarter relating to stock compensation for unvested stock options assumed and $2.2 million for amortization of intangibles relating to our merger with MedImmune Vaccines.  If and when FDA approval of FluMist is granted, a significant portion of MedImmune Vaccines' manufacturing costs will be expensed to cost of sales.  Also included in other operating expense for both periods are costs associated with our Frederick manufacturing facility.  The plasma production section of our
Frederick manufacturing facility has excess capacity, which results in charges to other operating expenses.  These charges are expected to continue for the foreseeable future until the plasma production section of the facility is fully utilized.

Interest Income and Expense - We earned interest income of $11.9 million during the 2002 quarter versus $9.0 million in the 2001 quarter, reflecting higher cash balances available for investment, due to the inclusion of MedImmune Vaccines' cash and investments in our portfolio and cash generated from operations, partially offset by a decline in interest rates which lowered our portfolio yield.  Interest expense for the second quarter of 2002, net of amounts capitalized, increased $1.7 million over second quarter
2001.  The increase relates to interest expense on MedImmune Vaccines' convertible debt included in our operating results.

Taxes -  We recorded an income tax benefit of $16.5 million for the quarter ended June 30, 2002, resulting in an effective rate of
35.9%.  This compares to a tax benefit of $5.1 million recorded for the quarter ended June 30, 2001, based on an effective tax rate of 35.5%.  The variation in the effective tax rate for 2002 versus 2001 results from differences in the amount of credits taken for research and development programs and credits earned for orphan drug status of certain research and development activities.  These credits will vary from year to year depending on the activities of the Company.  In addition, due to state tax law changes that occurred during 2001, our statutory tax rate decreased to 37.0%.  We believe that our year-to-date effective tax rate for 2002 will be slightly below our statutory rate of 37.0%.

Net Loss -  Net loss for the second quarter of 2002 was $29.5 million, or $0.12 per share, compared to a net loss for the 2001 quarter of $9.2 million, or $0.04 per share.  Shares used in computing net loss per share for the quarter ended June 30, 2002 and
June 30, 2001 were 250.2 million and 213.1 million, respectively.  The increase in share count primarily reflects the additional shares issued in conjunction with the acquisition of MedImmune Vaccines.

Our quarterly financial results vary significantly due to seasonality of Synagis product sales, fluctuations in sales of other products, milestone payments, research funding and expenditures for research, development, clinical and marketing programs. Synagis sales are expected to occur primarily during, and in proximity to, the RSV season, which typically occurs between late September and early May in the Northern Hemisphere. No assurances can be given that adequate product supply will be available to meet demand.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Product Sales -

          Product Sales (In  Millions)                       2002           2001
                                                            ------         ------

          Synagis                                           $325.5         $236.5

          Ethyol                                             $34.8           $6.4

          Other Products                                     $17.7          $20.6
                                                            ------         ------
          TOTAL                                             $378.0         $263.5
                                                            ======         ======

Product sales grew 43% to $378.0 million in the six months ended June 30, 2002 from $263.5 million in the comparable 2001 period, primarily driven by higher sales of Synagis, which accounted for 86% of our product sales for the six month period. Synagis sales increased 38% from $236.5 million in the six months ended June 30, 2001 to $325.5 million in the six months ended June 30, 2002, reflecting 40% growth in domestic unit sales due to increased demand for the product. Our international sales of Synagis decreased
32% primarily due to a decrease in units sold to Abbott International, ("Abbott") our exclusive distributor of Synagis outside of the United States, and totaled $11.4 million in the 2002 six months versus $16.7 million in the 2001 six months. The Company believes that the decrease is due to reductions in the inventory stocking levels of Abbott, rather than reduced product demand by end users. The decrease in unit volume was offset by an increase in the per unit sales price recognized upon delivery of product to
Abbott under the terms of our international distribution agreement as is discussed in the product sales section of our analysis of results for the three months ended June 30, 2002 and 2001.

Ethyol sales accounted for approximately 9% and 2% of year to date product sales in 2002 and 2001, respectively. Sales of Ethyol increased from $6.4 million for the six months ended June 30, 2001 to $34.8 million for the six months ended June 30, 2002. The increase is principally due to an increase in domestic sales unit volume of 124% and an increase in the sales price recorded in accordance with our assumption of domestic marketing rights of the product. Domestic Ethyol sales were $32.6 million in the six month 2002 period, as compared to $4.0 million in the 2001 comparable period. We reacquired domestic marketing rights to Ethyol from
ALZA in October 2001. Accordingly, as of October 1, 2001, we record all revenues from domestic sales of Ethyol and, as of April 1,
2002, we began paying ALZA a declining royalty for nine years thereafter based on net sales of Ethyol in the U.S. Prior to October
1, 2001, we had recorded Ethyol domestic product sales based on a price of 25% to 35% of ALZA's net unit selling price. Year to date international sales of Ethyol to our distribution partner, Schering-Plough Corporation ("Schering"), of $2.2 million were down slightly from the prior year sales of $2.5 million for the comparable period. We record Ethyol international product sales based on a percentage of Schering's end user sales.

Sales of other products, which include sales of CytoGam, NeuTrexin, RespiGam, and by-products that result from the CytoGam manufacturing process, decreased  $2.9 million or 14% for the six months ended June 30, 2002 from the 2001 comparable period.
CytoGam sales for the six months ended June 30, 2002 fell 8% from the comparable 2001 period, principally due to a decrease in unit sales of 22%.  The decrease in domestic unit sales was partially offset by a 10% domestic price increase which took effect in the first quarter of 2002.  We expect that CytoGam sales for 2002 will be comparable with 2001 sales.

Other revenues - Other revenues in the six months ended June 30, 2002 of $15.4 million were comparable with other revenues for the comparable 2001 period and consisted of $4.5 million of revenues recognized in accordance with SAB 101, $4.4 million relating to an agreement entered into during 2001 to sell excess production capacity to a third party, $1.2 million from MGI Pharma related to the agreement for the sale of our Hexalen business, and $4.3 million in grant income and reimbursement from Wyeth relating to our collaborative agreement for FluMist.  Other revenue for the 2001 six months includes $8.8 million of revenues recognized in accordance with SAB 101, $2.4 million relating to the sale of our Hexalen business,  $1.7 million for research funding from
GlaxoSmithKline for development of an HPV vaccine, and royalty income due from ALZA in accordance with the terms of the Ethyol distribution agreement.

Cost of sales - Cost of sales for the 2002 six months increased 59% to $95.5 million from $59.9 million in the 2001 six months, principally due to increases in sales volumes.  Gross margins for the six month period ended June 30, 2002 were 75% versus 77% for the six month period ended June 30, 2001.  Gross margins decreased principally as a result of additional royalties payable relating to Synagis.  The increase in royalties was offset slightly by improved margins due to the implementation of the enhanced yield process for the manufacture of Synagis.  We expect that gross margins may vary significantly from quarter to quarter, based on the product mix.  We expect that on an annual basis, our gross margin percentage for 2002 should be lower than 2001, as a result of the additional royalties owed for Synagis and Ethyol.

Research and Development Expenses - Research and development expenses of $78.6 million in the 2002 six months increased 95% from
$40.4 million in the 2001 six months, primarily due to higher expenditures on the Company's clinical trials and the inclusion of on-going MedImmune Vaccines research, development and clinical expenses in our results, as well as $4.6 million in expense relating to retention payments, stock option acceleration and stock compensation for unvested stock options assumed relating to our merger with MedImmune Vaccines. To accommodate the additional activity, we expanded our workforce and facilities, resulting in increased wages and occupancy expense. As discussed in the analysis of results for the three months ended June 30, 2002 above, we are currently administering trials for eleven programs in various phases for our products and we have eight programs in the pre-clinical stage. We expect clinical spending to increase in the coming quarters as we continue to move more of our product candidates into the clinic and expand trials on products already in the clinic.

Selling, General and Administrative Expense- Selling, general and administrative expenses were $143.0 million and $83.9 million for the 2002 and 2001 periods, respectively, an increase of 70%. As a percentage of product sales, SG&A expense increased to 38% of product sales in the 2002 period from 32% in the 2001 period. The increase in this ratio is largely reflective of ongoing expenses relating to MedImmune Vaccines, which, to date, has no product sales. SG&A expense also includes $2.3 million in expense in the
2002 six month period relating to retention payments, stock option acceleration and stock compensation for unvested stock options assumed and $3.6 million for amortization of intangibles in conjunction with the MedImmune Vaccines merger. Additionally, we incurred increased costs for expanded Synagis marketing programs, sales commissions and increased co-promotion expense to the Ross
Products Division of Abbott Laboratories for the promotion of Synagis in the United States. Co-promotion expense is based on a percentage of net domestic sales of Synagis and thus increases as net domestic Synagis sales increase. In 2002, we also incurred increased salary and related expenses for the expansion of our Ethyol sales force by adding approximately 40 additional sales representatives during the second half of 2001 and increased marketing expenses for the relaunch of Ethyol. Additionally, we experienced increases in legal costs, as we are currently involved in several litigation matters (see further discussion in the
Legal Proceedings section of this report).

Other Operating Expense- Other operating expenses increased to $44.0 million in the six months ended June 30, 2002 from $5.6 million in the 2001 period. The increase is principally attributable to charges associated with MedImmune Vaccines' manufacturing operations for FluMist, so as to be able to launch FluMist this fall, should FDA approval be granted. It is anticipated that these charges will continue to be recorded to other operating expense so long as FluMist is under review by the FDA. In addition, we incurred $6.9 million in expense in the 2002 six month period relating to retention payments, stock option acceleration and stock compensation for unvested stock options assumed and $4.2 million for amortization of intangibles relating to our merger with MedImmune Vaccines. If and when FDA approval of FluMist is granted, a significant portion of MedImmune Vaccines' manufacturing costs will be expensed to cost of sales. Also included in other operating expense for both periods are costs associated with our Frederick manufacturing facility. The plasma production section of our Frederick manufacturing facility has excess capacity, which results in charges to other operating expenses. These charges are expected to continue for the foreseeable future until the plasma production section of the facility is fully utilized.

In-Process Research and Development - We incurred charges of $1,179.3 million during the six month period ended June 30, 2002 for the write-off of purchased in-process research and development in conjunction with our acquisition of Aviron. The write-off represents the fair value of purchased in-process technologies at the acquisition date, calculated utilizing the sum of the probability-adjusted scenarios under the income approach using a discount rate of 18.7%, and certain in-process research and development projects, primarily FluMist. The Company does not anticipate that there will be any alternative future use for the in-process technologies that were written off.

FluMist is a live, attenuated vaccine delivered via a nasal mist for the prevention of influenza. We are currently seeking regulatory approval for the frozen formulation, which requires freezer storage. The liquid formulation of FluMist, which is better suited to international markets than the frozen formulation, is currently in Phase 3 clinical trials with our international partner,
Wyeth. While there are other flu vaccines currently marketed by other companies, FluMist would be the only live virus vaccine administered as a nasal mist available in the United States. As of the date of the merger, Aviron had submitted a biologic license application ("BLA") for FluMist (frozen) to the FDA seeking approval for licensure. The BLA was submitted to the FDA in October
2000. Aviron received a Complete Response Letter from the FDA on August 31, 2001, and filed its response to this letter on January
8, 2002. A second Complete Response Letter was received from the FDA on July 10, 2002 requesting clarification and additional information relating to clinical data and chemistry, manufacturing and controls data previously submitted. We intend to submit a response to the Complete Response Letter during August 2002. The Company hopes to achieve approval of the product for either the
2002 or the 2003 flu season; however, we cannot guarantee that approval will be obtained at all. If FluMist is not approved in 2002, projected revenues for the full year 2002 would be reduced by approximately $100 million to $110 million and earnings per share by about $0.25 to $0.27.

The valuation of the acquired in-process research and development is based upon certain estimates and assumptions by management. The valuation is based upon management's estimates of the probability of FDA approval and commercial success for FluMist. As with all biotechnology products, the probability of FDA approval and commercial success for any particular research and development project is highly uncertain. Management's projections were based on assumptions, which may or may not remain valid for the relevant period, including the estimated impact of four "key" factors: price per dose; dose volumes; launch date; and the potential failure of the frozen or liquid formulations of FluMist. Based on current information, management believes that the estimates and assumptions underlying the fair value analysis are substantially accurate. In addition, as of June 30, 2002, none of the existing manufacturing facilities involved in the production of FluMist had been licensed by any regulatory agency and FluMist had not yet been manufactured at a sustained commercial scale. There can be no assurance that these facilities can achieve licensure by the FDA or any other regulatory agency. Nor can there be any assurances that if licensed, commercial scale production could be achieved or sustained. If we fail to obtain FDA approval for the marketing and manufacture of FluMist, we will absorb all of MedImmune Vaccines'
ongoing expenses while recording no corresponding revenue.

Interest Income and Expense - We earned interest income of $23.8 million for the first six months of 2002, versus $19.2 million in the comparable 2001 period, reflecting higher cash balances available for investment due to operating cash flows and the inclusion of MedImmune Vaccines' cash and investments, partially offset by a decrease in interest rates which lowered the overall portfolio yield. Interest expense for the first half of 2002, net of amounts capitalized, increased $4.3 million over the first half of 2001 due to interest expense on MedImmune Vaccines' convertible debt included in our operating results.

Taxes- We recorded income tax expense of $18.4 million for the six months ended June 30, 2002. Excluding the write-off of purchased in-process research and development and other insignificant items, which are not deductible for tax purposes, income tax expense resulted in an effective tax rate of 35.7%. This compares to tax expense for the six months ended June 30, 2001 of $38.2 million, resulting in an effective rate of 35.5%. The variation from the statutory rate in both periods is principally due to the amount of credits taken for research and development expenditures and credits earned for Orphan Drug status of certain research and development expenses. In addition, due to state tax law changes that occurred during 2001, our statutory tax rate decreased to
37.0%. We believe that our year-to-date effective tax rate for 2002 will be slightly below our statutory rate of 37.0%.

Net Loss - Net loss for the first half of 2002, which includes the impact of the write off for in- process research and development, was $1,146.3 million or $4.62 per share. Shares used in computing net loss per share were 248.1 million. This compared to net earnings for the first half of 2001 of $69.4 million or $0.33 basic and $0.32 diluted earnings per share. Shares used in computing basic and diluted earnings per share were 212.7 million and 219.9 million, respectively. The increase in share count primarily reflects the additional shares issued in conjunction with the acquisition of MedImmune Vaccines.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash- The Company's capital requirements have generally been funded from operations, cash and investments on hand, and issuance of common stock. Cash and marketable securities were $1,354.1 million at June 30, 2002 versus $787.7 million
December 31, 2001, an increase of 72%. Increases in cash are due to cash generated by operations and cash acquired in conjunction with the MedImmune Vaccines merger. Working capital increased to $566.1 million at June 30, 2002, from $429.9 million at December
31, 2001.

Operating Activities
Net cash provided by operating activities decreased to $155.0 million in the six months ended June 30, 2002 as compared to $169.2 million in the comparable 2001 period, primarily as the result of the net loss for the period (excluding the write-off of in-process research and development and other non-cash items), and decreases in accrued expenses, primarily as a result of payments of amounts due to Abbott for co-promotion of Synagis, and decreases in royalties payable, offset by decreases in accounts receivable.  The
Company also expended cash for restructuring payments relating to the MedImmune Vaccines acquisition.  The remaining restructuring liability of $1.4 million is expected to be settled by 2004.  Payments are expected to be made from cash generated from operations.

Investing Activities
Cash used for investing activities during the first half of 2002 amounted to $274.5 million, as compared to $202.1 million in 2001.
Cash used for investing activities in 2002 included net additions to our investment portfolio of $379.9 million, offset by $146.9 in cash acquired as a result of our merger with MedImmune Vaccines. We also invested $3.7 million in preferred equity securities of two strategic partners: Panacea, which is developing the HAAH technology; and A&G Pharmaceuticals Inc. (A&G), which is developing the PC-Cell Derived Growth Factor (PCDGF) technology. We expended $37.7 million for capital expenditures, primarily for the construction of our new corporate headquarters, and for the continued expansion of our manufacturing facilities in Frederick and the MedImmune Vaccines facilities in the U.K. and Philadelphia, Pennsylvania.

During March 2002, we paid approximately $13.4 million to acquire 11 acres of land in Gaithersburg, Maryland, which will serve as the site of our new corporate headquarters. Additionally, the Company has options to purchase an additional 14 acres of land. We have contracted with a designer and general contractor for the construction of the first phase of the new facility, at a total estimated cost of $85 million, to be funded from net cash from operations and investments on hand. Construction began during March
2002, and the Company expects to take occupancy of the first phase, a complex of approximately 218,000 square feet, in the fall of
2003. At that time, the Company expects to sublease a substantial portion of its existing space. There can be no guarantee that we will be successful in subleasing the space.

In conjunction with the research and development collaborations with Panacea and A&G, the Company is obligated to pay up to
$40.0 million in various milestone payments subject to the achievement of specified clinical, regulatory, and sales milestones and is obligated to make quarterly research and development funding payments. Payments due are expected to be funded from net cash from operations and investments on hand.

Financing Activities
Financing activities generated $37.8 million in cash for the first half of 2002, as compared to $16.0 million in 2001. Approximately
$38.1 million was received upon the issuance of common stock and exercise of employee stock options in 2002, as compared to $16.4 million received in 2001, largely reflecting the inclusion of option exercises of MedImmune Vaccines subsequent to the acquisition.
In 2002 and 2001, repayments on long-term debt were $0.4 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the Company's acquisition of MedImmune Vaccines, MedImmune Vaccines remains obligated for its outstanding indebtedness, which included $200.0 million aggregate principal amount of 5 1/4% Convertible Subordinated Notes (the "Notes") due 2008.  The Notes
were recorded at fair value of $211.4 million, based on quoted market prices as of January 10, 2002, the acquisition date.  Interest is payable semi-annually in arrears in cash on February 1 and August 1 each year.  Changes in interest rates do not affect interest expense incurred on the Notes,  because they bear interest at fixed rates.  The Notes are convertible into an aggregate of 3.4 million shares of the Company's common stock, based on a conversion price of $58.14, at any time on or before February 1, 2008.
MedImmune Vaccines may redeem the Notes beginning in February 2004, at the redemption prices declining from 103% of their principal amount in 2004 to 100% in 2008, plus accrued interest.

The Company periodically enters into foreign exchange forward contracts which permit the Company to purchase Euros to fund a portion of its inventory purchase obligations at a fixed exchange rate.  As of June 30, 2002, the Company had outstanding forward Euro contracts in the amount of $5.4 million, all expiring within one year.  Fair value of the outstanding contracts at June 30, 2002 was
$0.7 million.

As of June 30, 2002 we have invested approximately $20.1 million with strategic partners in various forms of investments, principally preferred equity securities and convertible preferred equity securities. In accordance with Accounting Principles
Generally Accepted in the United States of America, we carry the majority of these investments at cost, adjusted for any other-than-temporary declines in value. We evaluate these investments on a quarterly basis, and adjust the carrying value for other-than-temporary impairments if necessary. During 2002, we reduced the cost basis of one of our investments by $0.3 million due to an other-than temporary impairment. Should this investment or any of our other investments experience an other-than-temporary impairment, further write downs could occur, up to the total amount of our investment. Additionally, the Company maintains one investment in accordance with the equity method. The equity method of accounting requires us to adjust the carrying value of our investment for our proportionate share of the gains or losses generated by the investee on a quarterly basis. As of June 30, 2002 we wrote down this investment by $0.1 million. Our total investment is now $2.1 million. Further writedown of our investment could occur, up to our total investment, should the investee continue to incur net losses in future periods.

In July 2002, the Company formed MedImmune Ventures, Inc., a wholly-owned venture capital subsidiary that will invest in early-to-late-stage public or private biotechnology companies focused on discovering and developing human therapeutics. The fund will invest primarily in areas of strategic interest to the Company, including infectious disease, immunology and oncology. The fund initially plans to invest up to $100.0 million over the next three years. In accordance with accounting principles generally accepted in the United States of America, the investments will likely be maintained either on the cost or equity method of accounting, according to the facts and circumstances of the individual investment. Under either method, the investments will be subject to adjustment for other-than-temporary impairments. In addition, investments accounted for under the equity method will be adjusted for the Company's proportionate share of the investee's gains or losses on a quarterly basis.

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
Among the factors that could cause actual results to differ materially are: seasonal demand for and continued supply of the
Company's principal product, Synagis; whether FluMist receives clearance by the Food and Drug Administration and, if it does, whether it will be successfully launched; availability of competitive products in the market; availability of third-party reimbursement for the cost of our products; effectiveness and safety of our products; exposure to product liability, intellectual property or other types of litigation; foreign currency exchange rate fluctuations; changes in generally accepted accounting principles; growth in costs and expenses; the impact of acquisitions, divestitures and other unusual items; and the risks, uncertainties and other matters discussed in this quarterly report and in our periodic reports filed with the U.S. Securities and
Exchange Commission. MedImmune cautions that RSV disease occurs primarily during the winter months; MedImmune believes its operating results will reflect that seasonality for the foreseeable future. MedImmune is also developing several products (including FluMist)
for potential future marketing. There can be no assurance that such development efforts will succeed, that such products will receive required regulatory clearance or that, even if such regulatory clearance were received, such products would ultimately achieve commercial success. Unless otherwise indicated, the information in this quarterly report is as of June 30, 2002. This quarterly report will not be updated as a result of new information or future events.

                                                                    PART II
                                                               OTHER INFORMATION

Item 1.           Legal Proceedings

In 1998, MediGene AG ("MediGene") initiated a legal action against Loyola University of Chicago ("Loyola") and the Company in the
U.S. District Court for the Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the Company with an alleged prospective business relationship between MediGene and Loyola. The claims relate to human papillomavirus vaccine technology allegedly covered by contracts between MediGene and the Company and by a license agreement from
Loyola to the Company, under which the Company granted a sublicense to GlaxoSmithKline. MediGene seeks damages from the Company ranging from $31.3 million to $86.9 million based on the tortious interference claim, and/or damages ranging from $10.2 million to
$31.3 million based on the breach of contract claim. MediGene also seeks ownership of the patents in question, as well as rescission of the Company's license agreement from Loyola or rights as a third-party beneficiary thereof. On December 22, 2000 and March 15,
2001, the District Court granted summary judgment motions in favor of the Company on all claims. The District Court ordered entry of final judgment in favor of the Company on March 19, 2002. On March 27, 2002 MediGene filed a notice of appeal to the United States
Court of Appeals for the Federal Circuit. On or about June 27, 2002, the Federal Circuit Court transferred the appeal to the United
States Court of Appeals for the Seventh Circuit. MediGene's brief will be due August 12, 2002, and Loyola and the Company's brief will be due September 11, 2002.

In October 2000, Celltech Chiroscience Limited ("Celltech") commenced a legal proceeding against the Company in the U.K. High Court of Justice, Chancery Division, Patents Court. Celltech alleges that the Company failed to pay royalties with respect to its sales of
Synagis as required by a license agreement dated January 19, 1998. Under the agreement, the Company obtained from Celltech a worldwide license to make, use and/or sell product under a patent (and related applications) pertaining to humanized antibodies. In the proceeding, Celltech seeks payment of a 2% royalty based on net sales of Synagis sold or manufactured in the United States, with interest, and certain costs, including attorney's fees. The Company has filed answering papers denying that any royalties are due on the basis that Celltech's U.S. patent does not cover Synagis and has sought dismissal of the case on the grounds that the legal doctrine of prosecution history estoppel prevents Celltech from claiming that its patent covers Synagis. On July 20, 2001, the High
Court of Justice ordered a hearing, which is scheduled to begin on October 1, 2002, on whether it will dismiss Celltech's case on this basis. On November 29, 2001, the Company received a letter from counsel for Celltech enclosing a copy of a patent granted by the European Patent Office on November 14, 2001. That letter requested various information concerning the manufacture and sale of
Synagis in Europe and sought confirmation that the Company would pay royalties on such sales pursuant to the license agreement dated
January 19, 1998. As of August 9, 2002, the Company had not made the royalty payments that were the subject of Celltech's letter, and Celltech had not initiated any legal proceeding against the Company based on its European patent.

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
By order of December l9, 2001, the Higher Regional Court ordered Ichthyol to make further submissions concerning the relevant facts and legal questions. Ichthyol recently filed its submissions. Another hearing will probably be held this fall.

The Company is currently involved in a dispute over the RSV License Agreement ("License Agreement") between the Company and
University of Massachusetts Biologic Laboratories ("MBL"), executed in 1989. Under the License Agreement, the Company granted MBL an exclusive, royalty free license to "make, have made, use and sell" the Company's monoclonal antibody for RSV for use only in the
Commonwealth of Massachusetts and the State of Maine. The Company further agreed to transfer to MBL sufficient information and to provide sufficient technical assistance to enable MBL to apply the Company's monoclonal antibody to MBL's manufacturing operations.
MBL now alleges that the Company has not provided sufficient information or sufficient technical assistance to enable MBL to manufacture the Company's monoclonal antibody for RSV. In addition, MBL has claimed that the Company's Distribution Agreement with
Abbott International, Ltd. ("Abbott"), under which Abbott is the exclusive distributor of Synagis overseas, constitutes a
"sub-license" under the terms of the License Agreement and thus MBL claims a right to a larger share of the proceeds derived by the
Company from the Distribution Agreement. The Company disputes the allegations made by MBL and believes MBL's claims to be without merit. The Company and MBL are currently in the process of mediating their dispute to determine whether a mutually agreeable solution can be achieved. There can be no assurance that this dispute can be resolved without litigation.

On April 5, 2002, the Company filed a suit against Centocor, Inc. ("Centocor") in the United States District Court for the District
of Maryland. The Company currently pays Centocor a royalty for sales of Synagis made or sold in the United States pursuant to a patent Sublicense Agreement between the parties dated as of September 15, 2000 (the "Sublicense Agreement"). In the litigation, the
Company seeks a declaratory judgment that it has no obligation to continue paying royalties to Centocor on the basis that the patent is invalid, unenforceable and does not cover Synagis. Additionally, the Company seeks an injunction preventing Centocor from enforcing this patent. On July 1, 2002, Centocor moved to dismiss this action on the basis that it did not include the Trustees of
Columbia University in the City of New York ("Columbia") and the Board of Trustees of the Leland Stanford University ("Stanford"),
as the owners of the patent. On July 9, 2002, Centocor, Columbia and Stanford initiated an action against the Company in the United
States District Court for the Northern District of California. In the California litigation, Centocor, Columbia and Stanford seek a declaratory judgment that the patent at issue in the Sublicense Agreement is valid and enforceable and that the Company would be liable for patent infringement but for the Sublicense Agreement, as well as a declaratory judgment that the Sublicense Agreement is enforceable. There can be no assurance that the Company will be successful in this litigation.

After consultation with its counsel, the Company believes that it has meritorious defenses to the claims against it referred to above and is determined to defend its position vigorously. While it is impossible to predict with certainty the eventual outcome of these proceedings, the Company believes they are unlikely to have a material adverse effect on its financial position but might have a material adverse effect on its results of operations for a particular period.

Item 2.           Changes in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders

On May 23, 2002 the Company held its Annual Meeting of Stockholders.  By vote of the Company's stockholders at such meeting, all of the director nominees were re-elected to one year terms.  A proposal to increase the number of shares authorized under the Company's
1999 Stock Option Plan from 19,250,000 to 25,250,000 and the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors were also approved.  The results of the voting were as follows:

Election of Directors
                                                                                                               Abstain/
                                                           For             Against           Withheld          Non-vote
Wayne T. Hockmeyer                                     207,244,641            --             1,750,883            --
David M. Mott                                          207,244,632            --             1,750,892            --
Melvin D. Booth                                        207,112,074            --             1,883,450            --
Franklin H. Top, Jr.                                   207,244,671            --             1,750,853            --
M. James Barrett                                       206,201,721            --             2,793,803            --
James H. Cavanaugh                                     207,244,611            --             1,750,913            --
Barbara H. Franklin                                    206,201,461            --             2,794,063            --
Gordon S. Macklin                                      206,201,721            --             2,793,803            --
Elizabeth Wyatt                                        205,363,437                           3,632,087

To approve an amendment to the 1999 Stock Option
     Plan                                              196,175,465        9,663,966             --             3,156,096
Appointment of PricewaterhouseCoopers LLP
      as independent auditors                          199,731,914        8,498,835             --               757,745

Item 5.           Other Information - None

Item 6.           Exhibits and reports on Form 8-K

(a)      Exhibits:
                      99.1                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                      99.2                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

                  Report Date               Event Reported
                  -----------               --------------
                  July 10, 2002             MedImmune issues 2001 financial statements of Aviron and proforma financial information in connection with its acquisition of Aviron.

                                                              SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MEDIMMUNE, INC.
                                            (Registrant)

                                            /s/ Gregory S. Patrick
Date: August 13, 2002                       Gregory S. Patrick
                                            Senior Vice President and Chief Financial Officer