Form 10-Q
period 2002-09-30
MEDIMMUNE INC /DE
filed 2002-11-08
CIK 873591

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

                                         For the quarterly period ended September 30, 2002

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

As of November 6, 2002, 251,011,129 shares of Common Stock, par value $0.01 per share, were outstanding.

                                                          MEDIMMUNE, INC.
                                                         Index to Form 10-Q

Part I   Financial Information                                                                            Page
                                                                                                          ----

         Item 1.   Consolidated Financial Statements

                           Consolidated Balance Sheets                                                       1
                           Consolidated Statements of Operations                                             2
                           Condensed Consolidated Statements of Cash Flows                                   3
                           Notes to Consolidated Financial Statements                                     4-14

         Item 2.    Management's Discussion and Analysis of  Financial Condition
                    and Results of Operations                                                            15-26

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              26

         Item 4.    Controls and Procedures                                                                 27

Part II   Other Information

         Item 1.           Legal Proceedings                                                                28

         Item 2.           Changes in Securities                                                            31

         Item 3.           Defaults upon Senior Securities                                                  31

         Item 4.           Submission of Matters to a Vote of Security Holders                              31

         Item 5.           Other Information                                                                31

         Item 6.           Exhibits and Reports on Form 8-K                                                 31

         Synagis, CytoGam, Ethyol, RespiGam, Vitaxin and NeuTrexin are registered trademarks of the Company.  FluMist and Numax are trademarks of the Company.

ITEM 1.  FINANCIAL STATEMENTS

                                                          MEDIMMUNE, INC.
                                                    CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
                                                                                   September 30,        December 31,
                                                                                       2002                 2001
                                                                                   ----------------    ----------------
ASSETS:                                                                               (Unaudited)
  Cash and cash equivalents                                                              $118,600              $171,255
  Marketable securities                                                                   335,685               217,067
  Trade receivables, net                                                                   33,039               126,371
  Inventory, net                                                                           53,145                50,836
  Deferred tax assets                                                                      21,946                27,280
  Other current assets                                                                     15,327                 9,063
                                                                                    -------------         -------------
       Total Current Assets                                                               577,742               601,872

  Marketable securities                                                                   779,473               389,368
  Property and equipment, net                                                             167,161                95,402
  Deferred tax assets, net                                                                281,845               136,361
  Intangible assets, net                                                                  117,436                    --
  Goodwill                                                                                 14,996                    --
  Other assets                                                                              8,744                13,852
                                                                                    -------------         -------------
       Total Assets                                                                    $1,947,397            $1,236,855
                                                                                    =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                                                         $7,675                $5,873
  Accrued expenses                                                                         82,232               112,434
  Product royalties payable                                                                17,242                47,720
  Deferred revenue                                                                          9,334                13,839
  Other current liabilities                                                                 9,651                 2,149
                                                                                    -------------         -------------
       Total Current Liabilities                                                          126,134               182,015
  Long-term debt                                                                          218,220                 8,791
  Other liabilities                                                                        27,034                 1,776
                                                                                    -------------         -------------
       Total Liabilities                                                                  371,388               192,582
                                                                                    -------------         -------------

  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
      5,524,525 shares; none issued or outstanding                                             --                    --
  Common stock, $.01 par value; authorized
      320,000,000 shares; issued and outstanding
      250,923,936 at September 30, 2002 and
      214,484,084 at December 31, 2001                                                      2,509                 2,145
  Paid-in capital                                                                       2,607,009               891,627
  Deferred compensation                                                                   (12,383)                   --
  Accumulated (deficit) earnings                                                       (1,040,731)              141,875
  Accumulated other comprehensive income                                                   19,605                 8,626
                                                                                    -------------          ------------
       Total Shareholders' Equity                                                       1,576,009             1,044,273
                                                                                    -------------         -------------
       Total Liabilities and Shareholders' Equity                                      $1,947,397            $1,236,855
                                                                                    =============         =============

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                          MEDIMMUNE, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)
(in thousands, except share data)
                                                                            For the                            For the
                                                                      three months ended                  nine months ended
                                                                         September 30,                      September 30,
                                                                    2002               2001            2002              2001
                                                                -------------------------------------------------------------------
Revenues:
  Product sales                                                      $59,233           $39,991         $437,231         $303,508
  Other revenue                                                       13,401             7,419           28,758           22,468
                                                                 -----------        ----------      -----------      -----------
       Total revenues                                                 72,634            47,410          465,989          325,976
                                                                 -----------        ----------      -----------       ----------
Costs and expenses:
  Cost of sales                                                       22,296            16,340          117,815           76,270
  Research and development                                            31,822            21,224          110,436           61,616
  Selling, general and administrative                                 51,197            44,228          194,191          128,170
  Other operating expenses                                            24,118             2,074           68,111            7,669
  Acquired in-process research and development                            --                --        1,179,321               --
                                                                 -----------        ----------      -----------       ----------
       Total expenses                                                129,433            83,866        1,669,874          273,725
                                                                 -----------        ----------      -----------       ----------
Operating (loss) income                                              (56,799)          (36,456)      (1,203,885)          52,251
  Interest income                                                     13,275             9,186           37,181           28,418
  Interest expense                                                    (2,326)             (148)          (6,964)            (447)
  Loss on investment activities                                      (10,557)               --          (10,666)              --
                                                                 -----------        ----------      -----------       ----------
(Loss) earnings before income taxes                                  (56,407)          (27,418)      (1,184,334)          80,222
(Benefit) provision for income taxes                                 (20,115)           (8,444)          (1,728)          29,768
                                                                 -----------        ----------      -----------       ----------
Net (loss) earnings                                                 $(36,292)         $(18,974)     $(1,182,606)         $50,454
                                                                 ===========        ==========      ===========       ==========
Basic (loss) earnings per share                                       $(0.14)           $(0.09)          $(4.75)           $0.24
                                                                 ===========        ==========      ===========       ==========
Shares used in calculation of basic (loss) earnings per share        250,830           213,876          249,080          213,075
                                                                 ===========        ==========      ===========       ==========
Diluted (loss) earnings per share                                     $(0.14)           $(0.09)          $(4.75)           $0.23
                                                                 ===========        ==========      ===========       ==========
Shares used in calculation of diluted (loss) earnings per share      250,830           213,876          249,080          219,864
                                                                 ===========        ==========      ===========       ==========

                        The accompanying notes are an integral part of these consolidated financial statements.

                                                          MEDIMMUNE, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
(in thousands)
                                                                                         For the nine months ended
                                                                                                September 30,
                                                                                          2002                  2001
                                                                                      ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                                                 $(1,182,606)             $50,454
   Noncash items:
     Acquired in-process research and development                                        1,179,321                   --
     Deferred taxes                                                                          2,226               25,494
     Deferred revenue                                                                       (6,322)             (14,361)
     Depreciation and amortization                                                          25,723                6,838
     Amortization of premium (discount) on marketable securities                             6,964               (2,789)
     Amortization of deferred compensation                                                  14,414                   --
     Amortization of bond premium                                                           (1,353)                  --
     Loss on investment activities                                                          10,666                   --
     Change in reserve for inventory                                                        (1,299)               5,958
     Change in allowances for trade accounts receivable                                      4,872               (3,118)
     Change in reserve for government rebates                                               (7,972)              (7,145)
     Change in restructuring liability for non-cash employee termination costs               9,989                   --
     Other                                                                                   1,305                   31
   Other changes in assets and liabilities, net of effects of Aviron acquisition           (12,758)              52,897
                                                                                       -----------           ----------
          Net cash provided by operating activities                                         43,170              114,259
                                                                                       -----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in marketable securities                                                      (227,214)            (169,555)
   Net cash acquired in acquisition of Aviron                                              146,853                   --
   Capital expenditures, net of capitalized interest                                       (48,431)              (9,947)
   Minority interest investments                                                            (3,735)             (11,500)
                                                                                       -----------           ----------
          Net cash used in investing activities                                           (132,527)            (191,002)
                                                                                       -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and exercise of stock options                 40,936               18,730
   Decrease in long-term debt and other long-term obligations                               (4,434)                (576)
                                                                                       -----------           ----------
          Net cash provided by financing activities                                         36,502               18,154
                                                                                       -----------           ----------
Effect of exchange rate changes on cash                                                        200                  (46)
Net decrease in cash and cash equivalents                                                  (52,655)             (58,635)
Cash and cash equivalents at beginning of period                                           171,255               84,974
                                                                                       -----------           ----------
Cash and cash equivalents at end of period                                                $118,600              $26,339
                                                                                       ===========           ==========

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

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                           MEDIMMUNE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            (UNAUDITED)

General
The financial information presented in the consolidated financial statements at September 30, 2002 and for the three months and nine months ended September 30, 2002 and 2001 is unaudited.  In the opinion of the Company's management, the financial information presented herein contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results for the interim periods presented.  Interim results are not necessarily indicative of results for an entire year or for any subsequent interim period.  These consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

Organization
MedImmune, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), is a biotechnology company headquartered in Gaithersburg, Maryland.  The Company currently actively markets three products, Synagis, Ethyol, and CytoGam, and maintains a diverse research and development pipeline.  The Company is focused on developing important new products that address significant medical needs in the areas of infectious diseases, immunology and oncology.

During January 2002, the Company completed its acquisition of Aviron, subsequently renamed MedImmune Vaccines, Inc., a biopharmaceutical company headquartered in Mountain View, California, through an exchange offer and merger transaction (the
"Acquisition").  The Acquisition was accounted for as a purchase, and the results of operations of MedImmune Vaccines are included in the results of the Company effective January 10, 2002.

Seasonality
The Company's largest product, Synagis, is used to prevent respiratory syncytial virus ("RSV") in high-risk infants.  RSV is most prevalent in the winter months in the northern hemisphere.  Because of the seasonal nature of RSV, limited sales, if any, of
Synagis, are expected during the second and third quarters of any calendar year, causing results to vary significantly from quarter to quarter.

Reclassification
Certain prior year amounts have been reclassified to conform to the current presentation.

New Accounting Standard
Effective January 1, 2002, the Company adopted SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets."  Inasmuch as the
Company had no recorded goodwill or intangible assets prior to the January 2002 acquisition of Aviron, the adoption of SFAS 142 did not have an impact on the Company's financial position, results of operations, or cash flows.

Change in Accounting Method
For new contracts executed or acquired after January 1, 2002, the Company has changed its accounting method for contract revenues such that the Company may recognize contract revenues associated with substantive at-risk performance milestones when the milestone is achieved, when no future service obligation is attendant to that milestone and when the related revenue is due and payable under the milestone payment method. The change in accounting principle was made to more closely reflect the essence of the
Company's contractual obligations with collaborative partners.  Also, the new method is prevalent in the industry in which the
Company operates. The effect on earnings and earnings per share for the three months and nine months ended September 30, 2002 is not material.

Significant Accounting Policies
Contract Revenues - For contracts executed prior to January 1, 2002, contract revenues are recognized during each period based on a percentage-of-completion model based on actual costs incurred relative to the total projected costs.  Upfront fees and milestone payments under collaborative agreements are recognized when they are earned in accordance with the applicable performance requirements and contractual terms, using the contingency-adjusted performance (percentage-of-completion) model.  Under this method, payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods.  Recognized revenues are subject to revisions as the collaboration efforts progress and estimated costs to complete are revised.

For new contracts executed or acquired after January 1, 2002, the Company uses the milestone payment method when all milestones to be received under contractual arrangements are determined to be substantive, at-risk and the culmination of an earnings process.
Substantive milestones are payments that are conditioned upon an event requiring substantive effort, when the amount of the milestone is reasonable relative to the time, effort and risk involved in achieving the milestone and when the milestones are reasonable relative to each other and the amount of any up-front payment.  If all of these criteria are not met, then the Company will use the contingency-adjusted performance model.

Acquisition
On January 10, 2002, the Company completed the Acquisition through an exchange offer and merger transaction.  MedImmune Vaccines focuses on preventing disease through innovative vaccine technologies.  Its lead product candidate is FluMist, a live, attenuated virus vaccine delivered as a nasal mist for the prevention of influenza.  FluMist has not been approved by the FDA.

Under the terms of the agreement, the Company exchanged approximately 34.0 million of its common shares for 100% of the outstanding common stock of Aviron.  Additionally, approximately 7.0 million shares are issuable upon the exercise of Aviron's outstanding options and warrants.  Holders of Aviron's $200 million of 5 1/4% convertible subordinated notes due in 2008 (the
"Notes") may convert the Notes into a total of approximately 3.4 million shares of the Company's common stock, based on a conversion price of $58.14 per share.

The Acquisition was accounted for as a purchase and, accordingly, the results of MedImmune Vaccines' operations have been included with the Company's operations since January 10, 2002.

In the nine-month period ended September 30, 2002, the Company recorded adjustments to the purchase price resulting from a final reconciliation of Aviron registered shares of common stock as of the acquisition date, a refinement to the calculation of unearned compensation for terminated employees, and a reconciliation of transaction costs.  The purchase price adjustments resulted in a net decrease of $1.3 million to the purchase price and a corresponding decrease to goodwill.  The revised aggregate purchase consideration was approximately $1.6 billion, as follows (in millions):

         Common stock                                                $1,497.3
         Assumption of Aviron's options and warrants,
            less intrinsic value of unvested portion                    128.0
         Transaction costs                                                9.8
                                                                     --------
                                                                     $1,635.1
                                                                     ========

The value of common shares issued was $44.10 per share, based on the closing market price of the Company's common stock on
November 30, 2001, the last business day prior to the signing of the merger agreement.  The fair value of Aviron's options and warrants assumed in the transaction was estimated using the Black-Scholes option pricing model.

The following table summarizes the estimated fair values (in millions) of the assets acquired and liabilities assumed at the date of acquisition, as revised.  The Company is in the process of determining the fair value of certain tangible assets and liabilities; thus, the allocation of the purchase price is subject to refinement:

Assets:
Cash and marketable securities                                           $417.5
Other current assets                                                       24.9
Other long-term assets                                                     41.8
Deferred tax assets                                                       134.0
Intangible assets                                                         129.0
In-process research and development                                     1,179.3
Goodwill                                                                   15.0
                                                                    -----------
Total assets:                                                          $1,941.5
                                                                    -----------

Liabilities:
Current liabilities                                                      $ 49.8
Restructuring liability                                                    16.0
Long-term debt                                                            211.4
Long-term obligations                                                      28.7
Other liabilities                                                           0.5
                                                                    -----------
Total liabilities                                                         306.4
                                                                    -----------
Net assets acquired:                                                   $1,635.1
                                                                    ===========

Intangible Assets - Of the $129.0 million of acquired intangible assets, $90.0 million was assigned to Aviron's worldwide collaborative agreement with Wyeth for the development, manufacture, distribution, marketing, promotion, and sale of FluMist, which is subject to amortization over its estimated useful life of approximately 11 years.  The Company estimated the fair value of the Wyeth agreement using the sum of the probability-adjusted scenarios under the income approach.  In applying this method, the Company relied on revenue assumptions, profitability assumptions and anticipated approval dates.  The remaining $39.0 million was assigned to Aviron's contract manufacturing agreement with Evans Vaccines Limited, which is subject to amortization over its estimated useful life of approximately four years.  The Company estimated the fair value of the Evans agreement using the cost approach, which is based on the theory that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced.  In its analysis, the Company reduced replacement cost for such factors as physical deterioration and functional or economic obsolescence.

In-Process Research and Development - Approximately $1,179.3 million of the purchase price was allocated to acquired research and development assets that were written off at the date of acquisition as a separate component of the Company's results of operations in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the
Purchase Method."  The amount represents the fair value of purchased in-process technology for projects, principally FluMist, that, as of the date of the acquisition, had not yet reached technological feasibility and had no alternative future use.

Goodwill - Approximately $15.0 million in goodwill was recognized in the revised allocation of the purchase price, none of which is expected to be deductible for tax purposes.  Through September 30, 2002, the Company recorded net purchase price adjustments of
$1.3 million, net reversals to the restructuring liability of less than $0.1 million (discussed below), and a $0.7 million reduction to the fair value assigned to certain depreciable assets based on a final assessment of their net realizable value, which in the aggregate resulted in a reduction to goodwill of $0.7 million.  In accordance with SFAS 142, the goodwill recognized in the transaction is not amortized, but will be reviewed for impairment on an annual basis.

Restructuring Liability - Included in the revised allocation of acquisition cost is a restructuring liability of $16.0 million for estimated costs associated with the Company's restructuring plan.  The restructuring plan was originally formulated and announced to employees in December 2001, to consolidate and restructure certain functions, including the involuntary termination of eight
Aviron executives and 52 other Aviron employees from various functions and levels.  Through September 30, 2002, the Company recorded purchase accounting adjustments resulting from a refinement to the calculation of involuntary termination benefits, the removal from the original accrual of three positions that were retained, and to reflect revised costs estimated for vacant lease space.  As a result of these adjustments, the Company recorded net restructuring charge reversals of less than $0.1 million through September 30, 2002, which resulted in a corresponding reduction to goodwill.  Subsequent adjustments to the allocation of the acquisition cost related to the true-up of severance and other restructuring costs, if any, are not expected to be significant.  During the three months ended September 30, 2002, there were no significant amounts charged against the restructuring liability for actual severance payments or compensation expense for the accelerated vesting of stock options for terminated executives and employees, and rent expense of $0.2 million for vacant lease space was charged against the restructuring liability.

The restructuring liability activity through September 30, 2002 is summarized as follows (in millions):

                                          Original Accrual                   Adjusted        Restructuring      Balance at
                                             at 1/10/02       Adjustments     Accrual      Charges Incurred      9/30/02
                                             ----------       -----------     -------      ----------------      -------
Employee severance costs                         $ 5.4           $ (0.3)       $ 5.1             $(5.0)             0.1
Acceleration of employee stock options             9.5             (0.2)         9.3             $(9.1)             0.2
Other facility-related costs                       1.1              0.5          1.6             $(0.5)             1.1
                                                 -----           ------        -----            -------            ----
Total                                            $16.0           $   --        $16.0            $(14.6)            $1.4
                                                 =====           ======        =====            =======            ====

Transaction Costs - Included in the allocation of acquisition costs were accrued transaction costs of $9.8 million, which primarily consist of investment banking, accounting and legal fees incurred by the Company.  For the period ended September 30,
2002, there were no significant adjustments to accrued transaction costs and all costs have been paid.

Pro Forma Data - The following unaudited pro forma condensed combined supplemental data present the revenues, net earnings and earnings per share of the combined entity as though the business combination had been completed as of January 1, 2002 and 2001, respectively.  The unaudited pro forma condensed combined supplemental data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, deferred stock compensation costs, the elimination of the non-recurring charge for acquired in-process research and development, the tax effects to the pro forma adjustments and the recognition of the tax benefits arising from Aviron's net loss for the 2001 period.  The unaudited pro forma condensed combined supplemental data are not necessarily an indication of the results that would have been achieved had the transaction been consummated as of the dates indicated or that may be achieved in the future (in millions, except per share data).

                                       3 mos.                3 mos.                 9 mos.                 9 mos.
                                        ended                 ended                  ended                  ended
                                       9/30/02              9/30/01                 9/30/02               9/30/01
                                       -------              -------                 -------               -------

        Revenues                        $72.6                $51.8                  $466.0                 $339.5
        Net earnings                    (36.3)               (43.6)                   (3.3)(1)              (16.1)
        Loss per share                  (0.14)               (0.18)                  (0.01)(1)              (0.07)

(1) Excludes a non-recurring charge of $1,179.3 million for acquired in-process research and development.

Long-term Debt
Following the Acquisition, the Company's wholly owned subsidiary, MedImmune Vaccines Inc., remains obligated for its outstanding indebtedness, which includes $200.0 million aggregate principal amount of the Notes.  Approximately $211.4 million of the acquisition cost was allocated to the Notes, which represents the fair value as of the acquisition date, based on quoted market prices.  The Notes are convertible into an aggregate of 3.4 million shares of the Company's common stock, based on a conversion price of $58.14, at any time on or before January 15, 2008.  MedImmune Vaccines may redeem the Notes beginning in February 2004, at redemption prices declining from 103% of their principal amount in 2004 to 100% in 2008, plus accrued interest.  Interest is payable semi-annually in arrears in cash on February 1 and August 1 each year.

Derivative Instruments and Hedging Activities
The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001.

The Company accounts for its Euro-denominated foreign currency forward-exchange contracts as foreign currency cash-flow hedges and is required to recognize any ineffectiveness on hedging transactions as interest income or expense in the statement of operations.  For the three months and nine months ended September 30, 2002, gains or losses for ineffective hedges were insignificant.  As of September 30, 2002, net deferred gains on derivative instruments of $0.3 million, net of tax, in accumulated other comprehensive income are expected to be reclassified to earnings in the next 12 months in conjunction with the sale of the related inventory.  The maximum term over which the Company is hedging its exposures to the variability of cash flows is 12 months.

During the third quarter of 2002, the Company entered into foreign currency forward-exchange contracts to purchase 12.5 million
British Pounds (GBPs) to fund construction payments denominated in GBPs.  The contracts were designated as cash flow hedges.
During the third quarter of 2002, the hedges were determined to be ineffective, and realized gains on the contracts were recorded to the income statement in the amount of $0.3 million.  During October 2002, the contracts were subsequently cancelled, at an immaterial loss to the Company.

Inventory
Inventory, net of reserves, is comprised of the following (in millions):

                                        9/30/02              12/31/01
                                       ----------           ----------
Raw Materials                             $21.4                $16.8
Work in Process                            18.1                 13.7
Finished Goods                             13.8                 22.2
                                         ------                -----
                                           53.3                 52.7
Less noncurrent                            (0.2)                (1.9)
                                         ------                -----
                                          $53.1                $50.8
                                         ======                =====

Noncurrent inventory at September 30, 2002 and December 31, 2001 is comprised of some of the Company's raw plasma and certain
CytoGam production lots that are being tested for long-term stability which are not expected to be available for sale within the next 12 months.

Inventory balances are net of reserves for RespiGam inventory, for which minimal product sales are expected to result for the foreseeable future.  In April 2002, the Company reduced the inventory and reserve balances by $3.4 million upon the disposal of expired product.  RespiGam inventory and reserve balances were $1.7 million and $0.6 million, respectively, at September 30, 2002, versus $4.9 million and $4.2 million, respectively, at December 31, 2001.

The Company has commenced production of inventory in connection with its proposed launch of FluMist, which has not yet been approved by the FDA.  The Company recorded a full reserve for such inventory produced through September 30, 2002, which resulted in a year-to-date charge to other operating expense of approximately $39.4 million, in recognition of management's assessment that it currently appears probable that such inventory materials will reach their expiration dates as FDA approval, if it occurs, is not expected until 2003.

Earnings per Share
The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per
Share."  Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period.
Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares.  The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method.  The dilutive impact, if any, of the Notes is measured using the if-converted method.  Common stock equivalents are not included in periods where there is a loss as they are anti-dilutive.  The following is a reconciliation of the denominator of the diluted EPS computation for the periods reported (in millions).  There are no reconciling items to the numerator for the EPS computation for the periods reported.

                                                       3 mos.            3 mos.            9 mos.             9 mos.
                                                        ended             ended             ended              ended
                                                       9/30/02          9/30/01            9/30/02            9/30/01
                                                       -------          -------            -------            -------
  Denominator:

  Weighted average shares
     outstanding                                        250.8            213.9              249.1              213.1
  Effect of dilutive securities:
     Stock options, warrants, and Notes                    --               --                 --                6.8
                                                        -----            -----              -----              -----
  Denominator for diluted EPS                           250.8            213.9              249.1              219.9
                                                        =====            =====              =====              =====

The Company incurred net losses for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30,
2002 and, accordingly, did not assume exercise or conversion of potential common shares for those periods, as follows (in millions), because to do so would be anti-dilutive.

                                                       3 mos.           3 mos.           9 mos.
                                                        ended            ended            ended
                                                       9/30/02         9/30/01          9/30/02
                                                       -------         -------          -------
  Stock options, at prices ranging
     from $0.24 to $83.25                               28.5             21.3             28.5

  Warrants, at $9.30 per share                           0.4               --              0.4
  Convertible Subordinated Notes, at
     a conversion price of $58.14                        3.5               --              3.5
                                                        ----             ----            -----
  Total potential common shares                         32.4             21.3             32.4
                                                        ====             ====            =====

Options to purchase 6.7 million shares of common stock with prices ranging from $39.87 to $83.25 per share that were outstanding during the nine months ended September 30, 2001 were not included in the computation of diluted earnings per share because they were anti-dilutive.

Income Taxes
Income tax benefit for the three months and nine months ended September 30, 2002 was $20.1 million and $1.7 million, respectively.  Excluding the Company's write-off of purchased in-process research and development and other insignificant items, which are not tax deductible, income tax expense as a percentage of pre-tax income for the nine months ended September 30, 2002 was 35%.  During the nine months ended September 30, 2002, the Company recognized credits for research and development expenditures and credits earned for "Orphan Drug" status of certain research and development expenses, resulting in a reduction from the statutory rate of 37.0%.

Comprehensive Income
Comprehensive income is comprised of net earnings or loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net earnings or loss, such as translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities, and gains and losses on hedging instruments.

Comprehensive loss for the three months ended September 30, 2002 was $25.2 million versus $10.1 million for the comparable period in 2001.  Comprehensive (loss) income for the nine months ended September 30, 2002 was $(1,171.6) million versus $55.5 million for the comparable period in 2001.  Net unrealized holding gains on available-for-sale marketable securities of $11.1 million and $8.6 million for the three months ended September 30, 2002 and 2001, respectively, and $10.3 million and $5.3 million, respectively, for the nine months ended September 30, 2002 and 2001 were a significant component of comprehensive income during those periods.

Minority Interest Investments
In connection with its research and development collaborations, the Company holds minority interests in companies having operations or technology in areas within its strategic focus.  The investments are maintained on the cost or equity method of accounting, according to the facts and circumstances of the individual investment.  Under either method, the investments are
subject to adjustment for other-than-temporary impairments.   Additionally, for investments carried on the equity method, the
Company's proportionate share of the investee's gains or losses is recorded on a quarterly basis.  For minority interests maintained in publicly traded companies, the Company's investment is maintained as available-for-sale securities.  Due to the highly volatile share prices of these investments, the investments are subject to unrealized holding gains or losses.

As of September 30, 2002, the Company determined that the declines in fair value below the cost basis of certain of its minority interest investments were other than temporary, based primarily on the duration and magnitude of the declines in fair value, largely due to the downward movement in the capital markets, as well as the financial condition and near-term prospects of the investee companies.  For the three months and nine months ended September 30, 2002, the Company recorded realized losses of $10.3 million and $10.6 million, respectively, to write-down the cost basis of certain of its minority interest investments to fair value.

Property and Equipment
During March 2002, the Company paid approximately $13.4 million to acquire 11 acres of land in Gaithersburg, Maryland, which will serve as the site of the Company's new corporate headquarters.  Additionally, the Company has options to purchase an additional 14 acres of land.  The Company has begun construction of the first phase of the new facility, at a total estimated cost of $85 million.  As of September 30, 2002, approximately $8.8 million of engineering and construction costs related to Phase I of the new headquarters are included in construction in progress.  The Company expects to take occupancy of the first phase of construction, which will feature a complex totaling approximately 220,000 square feet, in the fall of 2003.

Collaborative Arrangements
Wyeth
In January 1999, Aviron signed a worldwide collaborative agreement with Wyeth Lederle Vaccines, a subsidiary of Wyeth, for the development, manufacture, distribution, marketing, promotion, and sale of FluMist.  Under this agreement, Wyeth has exclusive worldwide rights to market FluMist, excluding Korea, Australia, New Zealand and some South Pacific countries.  The two companies have agreed to co-promote FluMist in the United States, with the Company focusing on non-traditional channels.  Wyeth holds the marketing rights in the United States for an initial term of seven years from the first commercial sale of FluMist in the United
States.  Outside the United States (with the exclusions noted above), Wyeth holds the marketing rights for an initial term of eight years from the first commercial sale of FluMist outside the United States.  Wyeth has the option to extend its rights both in the United States and internationally for an additional four years, the aggregate of which could result in payments to the
Company ranging from $145 million to $400 million.  Under the terms of the agreement with Wyeth, the two companies are to collaborate on the regulatory, clinical and marketing programs for FluMist within the United States.

As a part of the collaboration, the Company is to receive certain payments related to the achievement of key milestones and events for FluMist.  In January 2001, Aviron received from Wyeth: $15.5 million related to the acceptance by the FDA of the filing of the
Biological License Application ("BLA") for FluMist on December 28, 2000; and $10.0 million as compensation for manufacturing costs incurred in preparing for the then-expected 2001 FluMist launch.  Under the agreements, as recently amended, potential milestones and related payments to the Company from Wyeth include:  $25 million as compensation for manufacturing costs incurred in preparing for the potential, but now not expected, 2002 FluMist launch; $20 million for FDA approval in the United States; $20 million for advisory body recommendations and expanded label claims; up to $25 million in supply goal payments; up to $17.5 million for FDA approval of use in multiple target populations; $10 million for the submission of a license application in Europe;  $27.5 million for FDA approval of a liquid formulation of FluMist; and up to $50 million upon licensure in international regions.  Additionally,
Wyeth is committed to provide the Company with up to $20 million in financing, contingent upon regulatory approval of FluMist.
The total potential value for the license fees, milestones, financing support and term extension options that the Company could receive from Wyeth could range from approximately $320 million to $620 million.

Under the terms of the agreement, Wyeth will distribute FluMist and record all product sales. The Company will receive approximately 50% of FluMist revenues, paid in the form of product transfer payments and royalties.  These payments are higher in the United States than internationally.  The Company incurs expenses to manufacture, supply and co-promote FluMist.  There is potential for the manufacturing cost incurred by the Company to exceed transfer payments received from Wyeth.  Wyeth reimburses the Company for a portion of the product's clinical development and sales and marketing expenses, and has agreed to spend up to
$100 million over the first three years for commercialization of FluMist in the United States.

Evans Vaccines Limited
In July 1999, Aviron entered into an agreement with a division of Celltech Group Plc, which was later acquired by PowderJect
Pharmaceuticals Plc and is now called Evans Vaccines Limited ("Evans"), for the manufacture of key components of FluMist, specifically the bulk manufacture of monovalents and diluent, as well as use of the manufacturing facilities.  During October
2000, Aviron restructured its agreement with Evans in order to gain direct control over FluMist manufacturing operations. Aviron obtained responsibility for bulk manufacture of FluMist in Evans' Speke, U.K. facility, hired approximately 100 Evans employees who had been working on FluMist, and entered into subleases through June 2006 for the FluMist manufacturing areas on the existing site. In connection with the restructuring of the manufacturing agreement, Aviron made an initial payment of $15.0 million and payments of $3.9 million in September 2001 and 2002.  The Company is obligated to make three additional annual payments of $3.9 million in September 2003 through September 2005, which is included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2002.  The Company is also obligated to make other additional payments totaling $19.0 million (included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2002), which will be paid over the term of the agreement based on net sales of FluMist, if and when approved for marketing, with the unpaid balance, if any, due January
2006.  In addition, the Company is obligated to make payments during the term of the agreement of $225,000 per year for the use of the Aviron unit in the Evans manufacturing plant, payments up to an aggregate of $3.0 million for attaining specific milestones, and payments for other support services based on the costs of these services incurred. The Company expenses rent and other support services as the costs are incurred, and expenses milestones as they become due.

Legal Proceedings
In 1998, MediGene AG ("MediGene") initiated a legal action against Loyola University of Chicago ("Loyola") and the Company in the
United States District Court for the Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the Company with an alleged prospective business relationship between MediGene and Loyola. The claims relate to human papillomavirus vaccine technology allegedly covered by contracts between MediGene and the Company and by a license agreement from Loyola to the Company, under which the Company granted a sublicense to GlaxoSmithKline.  MediGene seeks damages from the
Company ranging from $31.3 million to $86.9 million based on the tortious interference claim, and/or damages ranging from $10.2 million to $31.3 million based on the breach of contract claim.  MediGene also seeks ownership of the patents in question, as well as rescission of the Company's license agreement from Loyola or rights as a third-party beneficiary thereof.  The District Court has granted summary judgment in favor of the Company on all claims and MediGene has appealed.

In October 2000, Celltech Chiroscience Limited ("Celltech") commenced a legal proceeding against the Company in the U.K. High
Court of Justice, Chancery Division, Patents Court.  Celltech alleges that the Company failed to pay royalties with respect to its sales of Synagis as required by a license agreement dated January 19, 1998.  Under the agreement, the Company obtained from
Celltech a worldwide license to make, use and/or sell product under a patent (and related applications) pertaining to humanized antibodies.  In the proceeding, Celltech seeks payment of a 2% royalty based on net sales of Synagis sold or manufactured in the
United States, with interest, and certain costs, including attorney's fees.  The Company filed answering papers denying that any royalties are due on the basis that Celltech's United States patent does not cover Synagis and has sought dismissal of the case on the grounds that the legal doctrine of prosecution history estoppel prevents Celltech from claiming that its patent covers
Synagis. On October 28, 2002, the High Court of Justice ruled in favor of the Company and dismissed Celltech's case on this basis after a hearing was held before the Court in early October 2002.  Celltech is expected to appeal.

On November 29, 2001, the Company received a letter from counsel for Celltech enclosing a copy of a patent granted by the European
Patent Office on November 14, 2001.  That letter requested various information concerning the manufacture and sale of Synagis in
Europe and sought confirmation that the Company would pay royalties on such sales pursuant to the license agreement dated January
19, 1998.  On September 16, 2002, Celltech (now known as Celltech R&D Limited) commenced a second legal proceeding against the
Company in the U.K. High Court of Justice, Chancery Division, Patents Court, based on the license agreement dated January 19,
1998.  Celltech seeks payment of a 2% royalty based on net sales of Synagis sold or manufactured in Germany after the effective date of the patent (November, 2001), with interest and certain costs, including attorney fees.  The Company has a contract manufacturing relationship with Boehringer Ingleheim (BI) for the manufacture of Synagis in Germany.  As of November 7, 2002, the
Company had not made the royalty payments that were the subject of Celltech's November 29, 2001 letter or its September 16, 2002 lawsuit.  The Company's answering papers are due on December 4, 2002.

On December 18, 2001, Genentech, Inc. ("Genentech") announced that it had been granted a patent relating to certain methods and compositions used to produce antibodies by recombinant DNA technology.  In June 1997, in anticipation of any potential impact the issuance of Genentech's patent could have on the production of Synagis, the Company obtained a license to this patent.  The
Company has received from Genentech a letter, dated January 7, 2002, stating that Genentech expects to receive from the Company royalty payments pursuant to such license. The Company is in the process of evaluating whether any valid claim of Genentech's patent, as recently issued, covers production of Synagis.  Pending resolution of this issue, the Company has made certain royalty payments to Genentech under protest and with reservation of all of its rights.  The Company is also evaluating whether any of its other antibody-based product candidates, if and when approved for marketing by the United States Food and Drug Administration, could require a license under any valid claim of the Genentech patent.

On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. ("Ichthyol Gesellschaft") filed a complaint for refrain, information and damages with the Regional Court of Hamburg against MedImmune Oncology on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany.  No monetary amount is currently being sought in the litigation by
Ichthyol.  Ichthyol is seeking injunctive relief against the use of the trademark Ethyol in Germany.  The suit was dismissed on
January 29, 1997 by the Regional Court of Hamburg.  Ichthyol Gesellschaft filed an appeal and a judgment was rendered in favor of
MedImmune Oncology in the appellate proceedings.  In January 1999, Ichthyol Gesellschaft filed an appeal on points of law with the
Federal Court of Justice, and in June 1999, Ichthyol Gesellschaft filed the grounds for the appeal on points of law.  By judgment of May 3, 2001, the Federal Court of Justice reversed the judgment of the Higher Regional Court and remitted the case to that court for another hearing.  By order of December l9, 2001, the Higher Regional Court ordered Ichthyol to make further submissions concerning the relevant facts and legal questions.  Ichthyol recently filed its submissions.  A hearing was held during the fall of 2002.  No decision has been reached, but the parties are engaged in settlement discussions.

The Company has been involved in a contract dispute with the University of Massachusetts Biologic Laboratories ("MBL") regarding the Company's agreement to transfer to MBL certain technology relating to the Company's monoclonal antibody manufacturing operations.  During the third quarter of 2002, the parties agreed to a settlement of the dispute for a $5 million payment by the
Company, which was charged to the income statement.  The Company will also secure the return of the rights to "make, have made, use and sell" the Company's monoclonal antibody for RSV in the Commonwealth of Massachusetts and State of Maine in exchange for a royalty.

On April 5, 2002, the Company filed a suit against Centocor, Inc. ("Centocor") in the United States District Court for the
District of Maryland.  The Company currently pays Centocor a royalty for sales of Synagis made or sold in the United States pursuant to a patent Sublicense Agreement between the parties dated as of September 15, 2000 (the "Sublicense Agreement").  In the
litigation, the Company seeks a declaratory judgment that it has no obligation to continue paying royalties to Centocor on the basis that the patent is invalid, unenforceable and does not cover Synagis.  Additionally, the Company seeks an injunction preventing Centocor from enforcing this patent.  On July 1, 2002, Centocor moved to dismiss this action on the basis that it did not include the Trustees of Columbia University in the City of New York ("Columbia") and the Board of Trustees of the Leland
Stanford University ("Stanford"), as the owners of the patent.  The court has not yet issued its decision on Centocor's motion.
On July 9, 2002, Centocor, Columbia and Stanford initiated an action against the Company in the United States District Court for the Northern District of California.  In the California litigation, Centocor, Columbia and Stanford sought a declaratory judgment that the patent at issue in the Sublicense Agreement is valid and enforceable and that the Company would be liable for patent infringement but for the Sublicense Agreement, as well as a declaratory judgment that the Sublicense Agreement is enforceable.
The Company moved to dismiss the California action, among other arguments, on the basis that a prior action was filed in the U.S.
District Court for the State of Maryland and the California action should not go forward.  On October 21, 2002, the court ruled in favor of the Company and dismissed the California litigation.  There can be no assurance that the Company will be successful in this dispute.
                                                    ----------------------------

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

ITEM 2.
                                                          MEDIMMUNE, INC.
                                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During January 2002, we acquired Aviron, a biopharmaceutical company focused on preventing disease through innovative vaccine technologies. Aviron was subsequently renamed MedImmune Vaccines, Inc. We accounted for the acquisition under the purchase method of accounting and have included MedImmune Vaccines' operating results in our consolidated operating results beginning January 10,
2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a more detailed discussion of our critical accounting policies and estimates, please refer to Part II, Item 7 "Management's
Discussion and Analysis of Financial Condition Results of Operations" in our 2001 Annual Report on Form 10-K.

Contract Revenues - For contracts executed or acquired prior to January 1, 2002, we recognize revenue from upfront and milestone payments under collaborative agreements using the contingency-adjusted performance (percentage-of-completion) model.  Under this method, payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods.  The amount of revenue recognized during each period is based on actual costs incurred relative to the total projected costs to be incurred.  When the performance criteria for a non-refundable milestone payment are met, revenue is recognized for that milestone based on the proration of actual costs incurred relative to the total costs to be incurred.  Recognized revenues are subject to revisions as the collaboration efforts progress and estimated costs to complete are revised. Revisions in revenue estimates are recorded to income in the period in which the facts that give rise to the revision become known.

For new contracts executed or acquired after January 1, 2002, the Company uses the milestone payment method when all milestones to be received under contractual arrangements are determined to be substantive, at-risk and the culmination of an earnings process.
Substantive milestones are payments that are conditioned upon an event requiring substantive effort, when the amount of the milestone is reasonable relative to the time, effort and risk involved in achieving the milestone and when the milestones are reasonable relative to each other and to the amount of any up-front payment.  If all of these criteria are not met, then the
Company will use the contingency-adjusted performance model.  This constitutes a change in accounting principle and was made to more closely reflect the essence of the contractual obligations the Company enters into with collaborative partners.  Since milestone payments are often times directly related to the completed portion (an achieved milestone) of the arrangement, revenue is earned and recognized as the milestones are achieved.  Additionally, the new method is prevalent in our industry and is used by most other companies in our peer group.  The effect on earnings and earnings per share for the three months and nine months ended
September 30, 2002 is not material.  The milestone payment method may not be applicable to all new contracts, in which case the
Company would revert to the contingency-adjusted performance model for revenue recognition.

Research and Development-  We expense research and development expenses as they are incurred.  These expenses include related salaries, contractor fees, building costs, utilities, and administrative expenses.

   Licensing Fees-  In the normal course of business, we enter into collaborative research and development and in-licensing agreements to acquire access to technology.  These collaborative agreements usually require us to pay up-front fees and milestone payments, some of which are significant.  When we pay an up-front or milestone payment, management evaluates the stage of the acquired technology to determine the appropriate accounting treatment.  If the technology is considered to be in the early development stage (generally defined as pre-clinical through Phase 1 (safety)), the up-front or milestone payment is expensed.  If the technology has entered Phase 2 (efficacy) clinical trials but has not yet been approved by regulatory authorities, we will evaluate the facts and circumstances of each case to determine if a portion or all of the payment have future benefit and should be capitalized at fair value.  Payments made to third parties subsequent to regulatory approval will be capitalized with that cost generally amortized over the patented life of the product.  The agreements may also require that we provide funding for research programs of our partners.  These costs are expensed as incurred.

   Clinical Trials-  We accrue estimated costs for clinical and preclinical studies performed by contract research organizations or by our own staff based on the total estimated cost of the trial and the estimated percentage of completion of the clinical trial related activities.  These costs are a significant component of research and development expenses. We monitor the progress of the trials and their related activities to the extent possible, and adjust our accruals accordingly.

Sales Reserves -  We continually monitor the need for reserves associated with potential bad debts, sales discounts, sales returns and government rebates.  We establish these reserves based on analysis of the marketplace, credit risk and historical trends for each product.  If the actual bad debts, discounts, returns or requests for rebates deviate from the historical data on which the reserve has been established, our revenue could be affected.

Acquired In-Process Research and Development - We recorded a charge of $1,179.3 million during the nine-month period ended
September 30, 2002 for the write-off of purchased in-process research and development in conjunction with our acquisition of
Aviron.  The write-off represents the fair value of purchased in-process technologies at the acquisition date, calculated utilizing the sum of the probability-adjusted scenarios under the income approach.  This method is based upon management's estimates of the probability of FDA approval and commercial success for FluMist.  As with all biotechnology products, the probability of FDA approval and commercial success for any particular research and development project is highly uncertain.
Management's projections were based on assumptions, which may or may not remain valid for the relevant period, including the estimated impact of four "key" factors:  price per dose; dose volume; launch date; and the potential failure of the frozen or liquid formulations of FluMist.  Based on current information, management believes that the estimates and assumptions underlying the fair value analysis are reasonable.

Investments -   We regularly enter into collaborative research and development agreements with strategic partners.  As part of the agreements, we may obtain common stock, preferred stock or other equity securities in these strategic partners.  These companies may be public or privately held companies.  At the time the securities are obtained, we determine if the investment should be accounted for under the cost method, equity method, or consolidation method based upon multiple factors including:  percentage ownership of the company; representation on board of directors; participation in policy-making processes; technological dependency; veto rights of partners; our role on key technical or product development committees; revenue dependence; and other extraordinary voting rights.  Investments accounted for under the equity method are adjusted quarterly for the Company's proportionate share of the investee's gains or losses, which may fluctuate significantly from quarter to quarter.  Each quarter, we evaluate all of our investments, and recognize an impairment charge in the consolidated statements of operations when a decline in the fair value of an investment falls below its cost value and is judged to be other than temporary.  We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the issuer, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Inventory Reserves - The Company has commenced production of inventory in connection with its proposed launch of FluMist, which has not yet been approved by the FDA.  The Company recorded a full reserve for such inventory produced from January 10, 2002 through September 30, 2002, which resulted in a charge to other operating expense of approximately $39.4 million, in recognition of management's assessment that it currently appears probable that such inventory materials will reach their expiration dates as
FDA approval, if it occurs, is not expected until 2003.  Should FluMist be approved for some portion of the 2002/2003 flu season, any inventory sold would have no carrying value and, as such, margins would be favorably impacted in those periods when the related inventory was sold.

RESULTS OF OPERATIONS
THREE MONTHS ENDED September 30, 2002 AND 2001

Product Sales -

          Product Sales (In Millions)              2002           2001
                                                  -----          -----

          Synagis                                 $30.2          $30.0

          Ethyol                                  $20.2          $(0.4)

          Other Products                           $8.8          $10.4
                                                  -----          -----
          TOTAL                                   $59.2          $40.0

Product sales grew 48% to $59.2 million in the third quarter of 2002 compared to $40.0 million in the same period last year.  This increase is attributable to the impact of reacquiring the domestic marketing rights to Ethyol as of October 1, 2001.

Synagis- We achieved a 19% increase in domestic Synagis sales to $25.8 million in 2002 from $21.7 million in 2001. This growth was largely due to increased demand in the United States, and resulted in an 18% increase in domestic units sold. Also aiding growth was a 3% price increase that took effect in June 2002. Our reported international sales of Synagis decreased 47% to $4.4 million in the
2002 quarter compared to $8.3 million in the 2001 quarter, due to a 51% decrease in units sold to Abbott International ("Abbott"), our exclusive distributor of Synagis outside of the United States. We believe that the decrease is due to reductions in the inventory stocking levels of Abbott, rather than reduced product demand by end users. The decrease in unit volume was offset by an increase in the per unit sales price recognized upon delivery of product to Abbott under the terms of our international distribution agreement. Based on information received from Abbott, we believe that end-user sales have increased over last year's comparable quarter. We record Synagis international product sales based on Abbott's sales price to customers, as defined in the agreement. We have been working with Abbott to expand the number of countries where we are licensed to sell Synagis. As of September 30, 2002, international registrations have been filed in 58 countries for the approval of Synagis, for which approval in 50 countries, including the United States, had been obtained, the most recent of which was Canada in May 2002. There can be no assurance that approvals by the appropriate regulatory authorities will continue to be granted or that we will receive pricing and reimbursement approvals in countries where we have received regulatory approval.

Ethyol-  On October 1, 2001 we reacquired domestic marketing rights to Ethyol from ALZA Corporation ("ALZA") and have since recorded all revenues from domestic sales of Ethyol to wholesalers and distributors.  As part of this agreement, no third quarter
2001 supply sales were made to ALZA, and we purchased ALZA's remaining Ethyol inventory at their original purchase price, which was recorded as a reduction to product sales.  Beginning April 1, 2002, we pay ALZA a declining royalty through 2011 based on net sales of Ethyol in the United States.  Domestic Ethyol sales were $18.5 million in the 2002 quarter, as compared to net returns of
$2.3 million in the 2001 quarter.  Prior to October 1, 2001, we had recorded Ethyol domestic product sales based on ALZA's net unit selling price as defined in the agreement.  Our international sales of Ethyol to our distribution partner, Schering-Plough
Corporation ("Schering"), of $1.7 million for the third quarter of 2002 were down slightly from the prior year quarter sales of
$1.9 million.  We record Ethyol international product sales based on Schering's end user sales, as defined in the agreement.

Other Products-  Sales of other products in third quarter 2002, which include sales of CytoGam, NeuTrexin, RespiGam, and by-products that result from the CytoGam manufacturing process, decreased 12% to $8.8 million from $10.0 million in last year's quarter.  The decrease was largely due to the 5% decline in CytoGam sales and a mix shift to more CytoGam international sales, which sell at a lower unit price than domestic units.

Forward-looking commentary-  The level of future product sales will depend on several factors, including, but not limited to, the timing and extent of future regulatory approvals of our products and product candidates, receiving reimbursement pricing, availability of finished product inventory, approval and commercialization of competitive products and the degree of acceptance of our products in the marketplace.

We continue to make progress in the FDA review process for FluMist. On August 26, 2002, we completed a rolling submission of our response to the FDA's Complete Response Letter ("CRL"). We expect to have the opportunity to appear before the Vaccine and Related
Biological Products Advisory Committee ("VRBPAC") in the near future, and have been given a tentative date of December 17, 2002 for that meeting. The agenda and topics for discussion at that meeting have not yet been finalized, but could include: the relative risks for asthma and wheezing episodes in children less than five years of age; the potential for vaccine transmission; and the adequacy of the data set at the ends of the age spectrum (for example, infants under age 2 and adults over age 50). We do not expect children less than five years of age to be included in the initial indication, if and when approved. We are hopeful that a successful meeting will result in approval for FluMist during the second quarter of 2003, if not sooner.

Other Revenues - Other revenues increased 80% to $13.4 million in the third quarter of 2002 compared to $7.4 million in the 2001 period, largely the result of $9.0 million from the sale of excess production capacity to a third party and $2.1 million in funding for FluMist clinical development and sales and marketing activities from Wyeth.  Partially offsetting these increases is a decrease of $3.8 million in revenue recorded under collaborative agreements.

Forward-looking commentary-  The expected timing of annual revenues to be recognized through 2005 under major collaborative agreements entered into before January 1, 2002 for which we have accounted for using the contingency adjusted performance model and deferred a portion of the up-front and milestone payments received, based on current estimates of costs to complete, is as follows (in millions):

                                                          2002          2003         2004        2005
                                                          ----          ----         ----        ----
Abbott Laboratories                                       $7.5          $2.7          $--         $--
GlaxoSmithKline                                            0.7            --           --          --
Schering-Plough Corporation                                0.4           0.4          0.4         0.4
                                                          ----          ----         ----        ----
Total                                                     $8.6          $3.1         $0.4        $0.4
                                                          ====          ====         ====        ====

Future changes in estimated total costs or differences between actual costs and projected costs in any one period could cause the actual recorded amounts to differ from the projected amounts.  As discussed in "Critical Accounting Policies and Estimates -
Contract Revenues" above, we have adopted the milestone payment method for new contracts entered into or acquired after January 1,
2002.  Because we have adopted this method prospectively, the table above assumes the revenues deferred for these contracts entered into prior to January 1, 2002 will be recognized in accordance with the contingency-adjusted performance model.

Under the recently amended collaborative agreements with Wyeth, acquired with the Acquisition and associated with FluMist, the
Company expects to receive a $25 million payment in the fourth quarter of 2002 as compensation for manufacturing costs incurred in preparing for the potential, but now not expected, 2002 FluMist launch.

The level of contract revenues in future periods will depend primarily upon the extent to which we enter into other collaborative contractual arrangements, if any, and the extent to which we achieve certain milestones provided for in existing agreements.
Future revenues from the sale of excess production capacity will vary depending upon the extent to which we enter into these types of arrangements, and are not expected to be significant for 2003 or thereafter.

Cost of Sales - Cost of sales for the third quarter of 2002 increased 37% to $22.3 million from $16.3 million in 2001, principally due to increases in sales volumes.  Overall gross margins for the September 2002 quarter increased to 62% from 59% in the last
year's quarter.   This increase is largely due to the write-off of certain inventories produced at our manufacturing facility in
Nijmegen in the 2001 quarter, partially offset by additional royalty payments in 2002 related to domestic Synagis and Ethyol sales.

Forward-looking commentary-  We expect that gross margins will vary significantly from quarter to quarter, based on the seasonal product mix.  We expect that on an annual basis, our gross margin percentage for 2002 will be lower than 2001, largely the result of the additional royalties owed for Synagis and Ethyol.

Research and Development Expenses - Research, development and clinical expenses increased 50% to $31.8 million in the 2002 third quarter, compared to $21.2 million in the 2001 quarter, driven by a $10.0 million up-front payment for the license to an early development-stage technology for the human metapneumovirus (hMPV).  The clinical symptoms of hMPV are largely similar to RSV, both of which cause serious respiratory infections in young children.  Additionally, the impact of the Acquisition was offset by reduced spending in other areas of research and development.

In the third quarter of 2002, we completed several important clinical trials, including a successful Phase 3 trial for Synagis in children with congenital heart disease.  We completed the preliminary analysis of three Phase 2 trials for Siplizumab involving almost 700 psoriasis patients.  While the drug appeared to be generally well tolerated and patients exhibited an improvement in their psoriatic disease, an anti-antibody response (also known as immunogenicity) was observed in the laboratory tests of approximately 50 percent of the patients in the first of these Phase 2 trials (analysis of the other two trials is not yet completed).  This anti-antibody response did not appear to cause any clinical complications.  However, in 2003 we plan to conduct retreatment Phase 2 studies to further assess the potential clinical impact of the immunogenicity.

We have also recently completed two Phase 2 trials of our E. coli urinary tract infection vaccine, and have determined that there is not a sufficient level of efficacy in prevention of urinary tract infections to proceed with additional trials.  Our ongoing clinical program also includes several product candidates in various phases of evaluation, including a Phase 1 trial in adults using a liquid formulation of Synagis; several Phase 1 and Phase 2 trials with our human papillomavirus (HPV) cervical cancer vaccine; Phase 1 trials with Vitaxin in cancer and rheumatoid arthritis; and certain trials for FluMist.  Additionally, we have multiple programs in the preclinical stage.

Forward-looking commentary - Overall, we expect 2002 clinical spending to increase over 2001 levels as more of our product candidates move into the clinic and we expand trials on products already in the clinic. In conjunction with the in-licensing agreement for hMPV technology, the Company is obligated to pay up to $74.4 million in research funding and various milestone payments subject to the achievement of specified clinical, regulatory and sales milestones. Additionally, during the first half of
2002, we entered into two research collaborations. The Company entered into a research collaboration with Panacea Pharmaceuticals,
Inc. ("Panacea") to develop Human Aspartyl (Asparaginyl) Beta-Hydroxlase ("HAAH") technology. In conjunction with the agreement, the
Company is obligated to pay $3.3 million in research funding over a three-year period and is also obligated to make milestone payments in the amount of $68.1 million subject to the achievement of specified clinical, regulatory and sales milestones. We also entered into a research collaboration with A&G Pharmaceuticals, Inc. ("A&G") to license technology relating to PC-Cell
Derived Growth Factor (PCDGF), a monoclonal antibody, the initial indications of which would apply to breast cancer. In conjunction with the agreement, the Company is obligated to pay up to $5.9 million in various milestone payments subject to the achievement of specified clinical, regulatory and sales milestones.

Our development-stage efforts and other research and development projects may never reach clinical trials, achieve success in the clinic, be submitted to the appropriate regulatory authorities for approval, or be approved for marketing or manufacturing by the appropriate regulatory authorities. Further, we rely on numerous third parties to assist us in various stages of the development process. Should they be unable to meet our needs, we may incur substantial additional costs. Any of such uncertainties, if they should occur, could have a material adverse effect on our financial condition and results of operations.

Selling, General, and Administrative Expense - Selling, general and administrative ("SG&A") expense increased 16% to $51.2 million in the third quarter of 2002 compared to $44.2 million in the third quarter of 2001. The increase is primarily attributable to the Acquisition, including $2.7 million for amortization of intangibles and stock compensation expense for unvested stock options assumed. Additionally, we experienced increased costs for sales commissions due to increased product sales and increased co-promotion expense directly related to the sales growth of Synagis in the United States. We also experienced increases in legal costs, as we are currently involved in several disputes and legal matters. During the 2002 third quarter, we incurred a $5.0 million charge associated with settling a contractual dispute, regarding an agreement with MBL to transfer certain technology relating to the Company's monoclonal antibody manufacturing operations. The comparison to last year is also affected by a charge of $13.4 million in 2001 for termination payments associated with the return of marketing rights for Ethyol.

Other Operating Expenses - Other operating expenses were $24.1 million in the 2002 quarter compared to $2.1 million in the 2001 quarter.  The increase is primarily related to pre-production costs and inventory reserves for FluMist, which has not yet been approved by the FDA.  In addition, we incurred $3.4 million in expense in the 2002 quarter relating to stock compensation for unvested stock options assumed and amortization of intangibles relating to the Acquisition.  Also included in other operating expense for both periods are excess capacity costs associated with the plasma production section of our Frederick, Maryland manufacturing facility.

Forward-looking commentary- While we continue to make progress in the FDA review process for FluMist, we believe that it is unlikely that FluMist would be approved in time for significant sales for the 2002/2003 flu season. As such, it currently appears probable that a substantial portion, if not all, of the inventory materials produced in the fourth quarter of 2002 will reach their expiration dates prior to being utilized. We expect that other operating expenses associated with FluMist will be slightly lower in the fourth quarter of 2002.

From time to time, we consider cost-saving alternatives, including outsourcing or contract manufacturing. Certain of these alternatives might result in the write-off of specialized equipment and facilities infrastructure that would not be transferable to other activities. While we cannot predict with certainty the outcome of these considerations, we believe that such a write-off might be material to the results of operations for a particular period but would not have a material adverse effect on our financial position or future operations.

Interest Income and Expense - We earned interest income of $13.3 million during the 2002 quarter, up 45% over the 2001 quarter, reflecting higher cash balances available for investment, largely due to the Acquisition, partially offset by a decline in interest rates which lowered our portfolio yield.  Interest expense for the third quarter of 2002, net of amounts capitalized, increased $2.2 million over third quarter 2001, due to interest expense on the convertible debt assumed in the Acquisition.

Loss on Investment Activities - We incurred $10.6 million in losses on investment activities for the 2002 third quarter.  The losses consist primarily of impairment write-downs due to the decline in the fair value of certain of our publicly traded equity investments and other investments in private companies below their cost basis that were judged to be other than temporary.

Taxes - We recorded an income tax benefit of $20.1 million for the quarter ended September 30, 2002, resulting in an effective rate of 35.7%.  This compares to a tax benefit of $8.4 million recorded for the quarter ended September 30, 2001, based on an
effective tax rate of 30.8%.   The variation in the effective tax rate for 2002 versus 2001 results primarily from differences in the amount of credits taken for research and development programs and the impact of lower state income tax rates.  These credits will vary from year to year depending on the activities of the Company.  We believe that our effective tax rate for the full year of 2002 will be approximately 35.2%.

Net Loss - Net loss for the third quarter of 2002 was $36.3 million, or $0.14 per share, compared to a net loss for the 2001 quarter of $19.0 million, or $0.09 per share.  Shares used in computing net loss per share for the quarter ended September 30,
2002 and September 30, 2001 were 250.8 million and 213.9 million, respectively.  The increase in share count primarily reflects the additional shares issued in conjunction with the Acquisition.

Forward-looking commentary -  Our quarterly financial results vary significantly due to seasonality of Synagis product sales, adequate product supply to meet demand, fluctuations in sales of other products, milestone payments, research funding and expenditures for research, development, clinical and marketing programs.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Product Sales -

          Product Sales (In Millions)             2002            2001
                                                 -----           -----

          Synagis                               $355.7          $266.5

          Ethyol                                 $55.0            $6.0

          Other Products                         $26.5           $31.0
                                                 -----           -----
          TOTAL                                 $437.2          $303.5

Product sales grew 44% to $437.2 million in the nine months ended September 30, 2002 from $303.5 million in the comparable 2001 period, primarily driven by higher sales of Synagis, which accounted for 81% of our product sales for the nine-month period.

Synagis-  Synagis sales increased 34% from $266.5 million in the nine months ended September 30, 2001 to $355.7 million in the nine months ended September 30, 2002, reflecting 38% growth in domestic unit sales due to increased demand for the product.  Our reported international sales of Synagis decreased 37% primarily due to a decrease in units sold to Abbott International
("Abbott"), our exclusive distributor of Synagis outside of the United States, and totaled $15.8 million in the 2002 nine months compared to $25.1 million in the 2001 nine months.  We believe that the decrease is due to reductions in the inventory stocking levels of Abbott, rather than reduced product demand by end users.  Based upon information received from Abbott, we believe that end user sales have increased 27% over the comparable prior year period.  The decrease in unit volume was offset by an increase in the per unit sales price recognized upon delivery of product to Abbott under the terms of our international distribution agreement.

Ethyol- Ethyol sales accounted for approximately 13% and 2% of year-to-date product sales in 2002 and 2001, respectively. Sales of
Ethyol increased from $6.0 million for the nine months ended September 30, 2001 to $55.0 million for the nine months ended September
30, 2002, principally due to our assumption of domestic marketing rights of the product on October 1, 2001 when we began recording all revenues from domestic sales to wholesalers and distributors. Once reacquired in October 2001, domestic sales volume increased and we increased the sales price. Domestic Ethyol sales were $51.1 million in the nine-month period in 2002, as compared to $1.6 million in the 2001 period. The amounts for 2001 are net of reductions in Ethyol sales for the buy back of Ethyol inventory from
ALZA in accordance with the reacquisition of marketing rights. As of April 1, 2002, we began paying ALZA a declining royalty based on net sales of Ethyol in the United States which will continue through 2011. Year-to-date international sales of $3.9 million were down slightly from the prior year sales of $4.4 million for the comparable period.

Other Products- Sales of other products, which include sales of CytoGam, NeuTrexin, RespiGam, and by-products that result from the
CytoGam manufacturing process, decreased  $4.5 million or 15% for the nine months ended September 30, 2002 from the 2001 comparable period.  CytoGam sales for the nine months ended September 30, 2002 decreased $1.6 million or 7% from the 2001 period.
Unit sales decreased approximately 13%, which was offset by a 10% domestic price increase, which took effect in the first quarter of 2002.  The Company also experienced decreases in sales of NeuTrexin and by-products.

Other revenues - Other revenues in the nine months ended September 30, 2002 of $28.8 million increased $6.3 million or 28% from the comparable 2001 period, principally due to $9.0 million from the sale of excess production capacity to a third party and $6.3 million in funding for FluMist clinical development and sales and marketing activities from Wyeth.  Offsetting these increases are decreases in revenues recognized in accordance with SAB 101 and a $3.6 million decrease in revenues related to sale proceeds received in 2001 for our Hexalen business.

Cost of sales - Cost of sales for the 2002 nine months increased 54% to $117.8 million from $76.3 million in the 2001 nine months, principally due to higher sales volume.  Gross margins for the nine month period ended September 30, 2002 were 73% compared to 75%
for the nine month period ended September 30, 2001.  This decrease is principally due to additional royalties payable relating to
Synagis, starting in December 2001.

Research and Development Expenses - Research and development expenses of $110.4 million in the 2002 nine months increased 79% from
$61.6 million in the 2001 nine months, primarily due to higher expenditures on the Company's clinical trials and the impact of the
Acquisition including $5.7 million in expense relating to retention payments, stock option acceleration and stock compensation for
unvested stock options assumed.   As discussed in the analysis of results for the three months ended September 30, 2002 above, we are conducting trials for several product candidates in various phases of clinical development and have multiple programs in the preclinical stage.

Selling, General and Administrative Expense- Selling, general and administrative expenses increased 52% to $194.2 million in 2002 compared to $128.2 million for the 2001 period. As a percentage of product sales, SG&A expense increased to 44% of product sales in the 2002 period from 42% in the 2001 period. The increase in this ratio is largely reflective of the impact of the Acquisition, including $8.6 million in expense in the 2002 nine-month period relating to retention payments, stock option acceleration and stock compensation for unvested stock options assumed, and amortization of intangibles. Additionally, we incurred increased costs for salary and related expenses for the expansion of our Ethyol sales force by adding approximately 40 additional sales representatives during the second half of 2001 and increased marketing expenses for the relaunch of Ethyol. Higher sales commissions in conjunction with the increase in product sales and the expansion of Synagis marketing programs contributed to the increase, as well as increased co-promotion expense directly related to the growth in domestic sales of Synagis. Higher legal expenses for the period included a
$5.0 million charge associated with the settlement of a contractual dispute in August 2002 regarding an agreement with MBL to transfer certain technology relating to the Company's monoclonal antibody manufacturing operations (see further discussion in the
Legal Proceedings section of this report).

Other Operating Expense- Other operating expenses increased to $68.1 million in the nine months ended September 30, 2002 from $7.7 million in the 2001 period. The increase is principally attributable to pre-production costs and inventory reserves for FluMist, which has not yet been approved by the FDA.  In addition, we incurred $14.4 million in expense in the 2002 nine-month period relating to retention payments, stock option acceleration and stock compensation for unvested stock options assumed and amortization of intangibles relating to the Acquisition.  Also included in other operating expense for both periods are excess capacity costs associated with the plasma production section of our Frederick manufacturing facility.

In-Process Research and Development - We incurred charges of $1,179.3 million during the nine month period ended September 30,
2002 for the write-off of purchased in-process research and development in conjunction with the Acquisition.  The write-off represents the fair value of purchased in-process technologies at the acquisition date, calculated utilizing the sum of the probability-adjusted scenarios under the income approach using a discount rate of 18.7%, and certain in-process research and development projects, primarily FluMist.  The Company does not anticipate that there will be any alternative future use for the in-process technologies that were written off.

FluMist is a live, attenuated vaccine delivered via a nasal mist for the prevention of influenza.  We are currently seeking regulatory approval for the frozen formulation, which requires freezer storage.  The liquid formulation of FluMist, which is better suited to international markets than the frozen formulation, is currently in Phase 3 clinical trials with our partner,
Wyeth.  While there are other flu vaccines currently marketed by other companies, FluMist would be the only live virus vaccine administered as a nasal mist.  In October 2000, Aviron had submitted a BLA for FluMist (frozen) to the FDA seeking approval for licensure.  Aviron received a Complete Response Letter from the FDA on August 31, 2001, and filed its response to this letter on
January 8, 2002.  A second Complete Response Letter was received from the FDA on July 10, 2002 requesting clarification and additional information relating to clinical data and chemistry, manufacturing and controls data previously submitted.  We completed our submission of information requested on August 26, 2002.  We are hopeful that a successful meeting with the FDA's
VRBPAC committee in December will result in approval for FluMist during the second quarter of 2003, if not sooner.

The valuation of the acquired in-process research and development is based upon certain estimates and assumptions by management.
The valuation is based upon management's estimates of the probability of FDA approval and commercial success for FluMist.  As with all biotechnology products, the probability of FDA approval and commercial success for any particular research and development project is highly uncertain.  Management's projections were based on assumptions, which may or may not remain valid for the relevant period, including the estimated impact of four "key" factors:  price per dose; dose volume; launch date; and the potential failure of the frozen or liquid formulations of FluMist.  Based on current information, management believes that the estimates and assumptions underlying the fair value analysis are substantially accurate. In addition, as of September 30, 2002, none of the existing manufacturing facilities involved in the production of FluMist had been licensed by any regulatory agency and
FluMist had not yet been manufactured at a sustained commercial scale.  There can be no assurance that these facilities can achieve licensure by the FDA or any other regulatory agency.  Nor can there be any assurances that if licensed, commercial scale production could be achieved or sustained.  If we fail to obtain FDA approval for the marketing and manufacture of FluMist, we will absorb all of the related ongoing expenses while recording no corresponding revenue.

Interest Income and Expense - We earned interest income of $37.2 million for the first nine months of 2002, compared to $28.4 million in the comparable 2001 period, reflecting higher cash balances available for investment, largely due to the Acquisition, partially offset by a decrease in interest rates which lowered the overall portfolio yield.  Interest expense for the first nine months of 2002, net of amounts capitalized, increased $6.5 million over the first nine months of 2001 due to interest expense on convertible debt assumed in the Acquisition.

Loss on Investment Activities - We incurred $10.7 million in losses on investment activities for the nine months ended September
30, 2002.  The losses consist primarily of impairment writedowns due to the decline in the fair value of publicly traded equity investments and other investments in private companies below their cost basis that were judged to be other than temporary.

Taxes- We recorded an income tax benefit of $1.7 million for the nine months ended September 30, 2002.  Excluding items not deductible for tax purposes, principally the write-off of purchased in-process research and development, income tax expense resulted in an effective tax rate of 35.2%.  This compares to tax expense for the nine months ended September 30, 2001 of $29.8 million, resulting in an effective rate of 37.1%.  The variation from the statutory rate in both periods is principally due to the amount of credits taken for research and development expenditures.

Net Loss -  Net loss for the nine months ended September 30, 2002, which includes the impact of the write off for in-process research and development, was $1,182.6 million or $4.75 per share.  Shares used in computing net loss per share were 249.1 million.  This compared to net earnings for the comparable period of 2001 of $50.5 million or $0.24 basic and $0.23 diluted
earnings per share.   Shares used in computing basic and diluted earnings per share were 213.1 million and 219.9 million, respectively.  The increase in share count primarily reflects the additional shares issued in conjunction with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash-  The Company's capital requirements have generally been funded from operations, cash and investments on hand, and issuance of common stock.  Cash and marketable securities (short and long-term) increased 59% to $1.2 billion at
September 30, 2002 from $777.7 million at December 31, 2001.  This increase is due to the impact of the Acquisition, as well as cash generated from operations.  Working capital increased 7.5% to $451.6 million at September 30, 2002 from $419.9 million at
December 31, 2001 largely due to the Acquisition combined with the seasonal nature of the business.  Also, as a result of the
Acquisition, we have added $200 million in convertible debt with the entire balance due in 2008.

Operating Activities
Net cash provided by operating activities decreased to $43.2 million in the nine months ended September 30, 2002 as compared to
$114.3 million in the comparable 2001 period, primarily as the result of the net loss for the period (excluding the write-off of in-process research and development and other non-cash items), the seasonal decrease in accrued co-promotion expenses for Synagis, and the seasonal decrease in royalties payable.  These changes were partially offset by higher allowances for doubtful accounts receivable.  The Company has made $5.0 million in cash restructuring payments relating to the Acquisition.  The remaining restructuring liability of $1.4 million is expected to be settled by 2004 with cash generated from operations.

Investing Activities
Cash used for investing activities during the nine months ended September 30, 2002 was $132.5 million, as compared to $191.0 million in 2001. Cash used for investing activities in 2002 included net additions to our investment portfolio of $227.2 million, offset by
$146.9 in cash acquired as a result of the Acquisition. We also invested $3.7 million in preferred equity securities of two strategic partners: Panacea, which is developing the HAAH technology; and A&G, which is developing the PC-Cell Derived Growth
Factor (PCDGF) technology. We expended $48.4 million for capital expenditures, primarily for the land purchase for and construction of our new corporate headquarters in Gaithersburg, Maryland, and for the continued expansion of our manufacturing facilities in
Frederick, Maryland; Philadelphia, Pennsylvania; and Speke, England in the U.K.

Forward-looking commentary -  The Company expects to have approximately $80 million in capital expenditures during 2002.
Construction of the first phase of the new headquarters facility, at a total estimated cost of $85 million, will be funded from cash generated from operations and investments on hand.  Additionally, the Company has options to purchase an additional 14 acres of land adjacent to the new facility.  Construction began during March 2002, and the Company expects to take occupancy of the first phase, a complex of approximately 220,000 square feet, in the fall of 2003.  The majority of the Company's existing space, which is leased through 2006, is expected to be subleased.  There can be no guarantee that we will be successful in subleasing the space.

In conjunction with the research and development collaborations with Panacea, A&G and ViroNovative, the Company is obligated to pay up to $114.4 million in various milestone payments subject to the achievement of specified clinical, regulatory, and sales milestones and is obligated to make quarterly research and development funding payments.  The Company is also obligated to pay
research and development funding and milestones under various research and development agreements it has entered into.   Payments
due are expected to be funded from cash generated from operations and investments on hand.

Financing Activities
Financing activities generated $36.5 million in cash for the nine months ended September 30, of 2002, as compared to $18.2 million in 2001.  Approximately $40.9 million was received upon the issuance of common stock relating primarily to the exercise of employee stock options in 2002, as compared to $18.7 million received in 2001, largely reflecting the inclusion of option exercises of employees of MedImmune Vaccines subsequent to the Acquisition.  In 2002, repayments on long-term obligations were
$4.4 million, compared to $0.6 million in 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the Acquisition, the Company's wholly-owned subsidiary MedImmune Vaccines, Inc. is obligated for $200.0 million aggregate principal amount of 5 1/4% Convertible Subordinated Notes (the "Notes") due 2008.  The Notes were recorded at their fair value of $211.4 million, based on quoted market prices as of January 10, 2002, the acquisition date.  Interest is payable semi-annually in arrears in cash on February 1 and August 1 each year.  Changes in interest rates do not affect interest expense incurred on the Notes, because they bear interest at fixed rates.  The Notes are convertible into an aggregate of 3.4 million shares of the Company's common stock, based on a conversion price of $58.14, at any time on or before February 1, 2008.  MedImmune
Vaccines may redeem the Notes beginning in February 2004, at  redemption prices declining from 103% of their principal amount in
2004 to 100% in 2008, plus accrued interest.

We periodically enter into foreign exchange forward contracts that permit us to purchase Euros to fund a portion of our inventory purchase obligations at a fixed exchange rate.  As of September 30, 2002, we had outstanding forward contracts to purchase 6.2 million Euros, all expiring within one year.  Fair value of the outstanding contracts at September 30, 2002 was $0.6 million.  In addition, during the third quarter of 2002, we entered into foreign exchange forward contracts to purchase 12.5 million British
Pounds (GBPs) to fund payments due under construction contracts denominated in GBPs.  The contracts were designated as cash flow hedges.  During the third quarter of 2002, the hedges were determined to be ineffective, and all gains and losses on the contracts were recorded to the income statement, resulting in a net gain of $0.3 million.  During October 2002, the contracts were subsequently cancelled, at an immaterial loss to the Company.

As of September 30, 2002 we reduced the cost basis of our investments by $10.6 million due to other-than-temporary impairments. The adjusted cost basis of approximately $10.9 million is invested with strategic partners in various forms of investments, principally preferred equity securities and convertible preferred equity securities. We carry the majority of these investments at cost, adjusted for any other-than-temporary declines in value. We evaluate these investments on a quarterly basis, and adjust the carrying value for other-than-temporary impairments if necessary. Should these investments continue to experience other-than-temporary impairments, further write-downs could occur, up to the total amount of our investment. Additionally, the Company maintains several investments in accordance with the equity method. The equity method of accounting requires us to adjust the carrying value of our investments for our proportionate share of the gains or losses generated by the investees on a quarterly basis. As of September 30,
2002 we recorded year-to-date net writedowns of our equity method investments of $0.1 million. Our total equity investments are currently $3.6 million. Further writedowns of our investments could occur, up to our total investment, should the investee continue to incur net losses in future periods.

In July 2002, the Company formed MedImmune Ventures, Inc., a wholly-owned venture capital subsidiary that will assume the responsibility of the current portfolio of investments in strategic partners and will invest in early-to-late-stage public or private biotechnology companies focused on discovering and developing human therapeutics.  The fund will invest primarily in areas of strategic interest to the Company, including infectious disease, immunology and oncology.  The fund initially plans to invest up to $100.0 million over the next three years.  These investments will be maintained either on the cost or equity method of accounting, according to the facts and circumstances of the individual investment.  Under either method, the investments will be subject to adjustment for other-than-temporary impairments.  In addition, investments accounted for under the equity method will be adjusted for the Company's proportionate share of the investee's gains or losses on a quarterly basis.

For other  information  regarding  the  Company's  market  risk  exposure,  please  refer to Part II,  Item 7A.,  "Quantitative  and
Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.   CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures as of November 4, 2002, our Chief Executive Officer,
Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in connection with the Company's filing of this quarterly report on Form 10-Q for the period ended September 30, 2002.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls, subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                                                     --------------------

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements.  Those statements involve substantial risks and uncertainties.  You can identify those statements by the fact that they contain words such as "anticipate," "believe," "estimate," "expect," "intend," "project" or other terms of similar meaning.  Those statements reflect management's current beliefs, but are based on numerous assumptions which MedImmune cannot control and which may not develop as MedImmune expects.  Consequently, actual results may differ materially from those projected in the forward - looking statements.  Among the factors that could cause actual results to differ materially are:  seasonal demand for and continued supply of the Company's principal product, Synagis; whether FluMist receives clearance by the Food and Drug Administration and, if it does, whether it will be successfully launched; availability of competitive products in the market; availability of third-party reimbursement for the cost of our products; effectiveness and safety of our products; exposure to product liability, intellectual property or other types of litigation; foreign currency exchange rate fluctuations; changes in generally accepted accounting principles; growth in costs and expenses; the impact of acquisitions, divestitures and other unusual items; and the risks, uncertainties and other matters discussed in this quarterly report and in our periodic reports filed with the United States
Securities and Exchange Commission.  MedImmune cautions that RSV disease occurs primarily during the winter months; MedImmune believes its operating results will reflect that seasonality for the foreseeable future.  MedImmune is also developing several products (including FluMist) for potential future marketing.  There can be no assurance that such development efforts will succeed, that such products will receive required regulatory clearance or that, even if such regulatory clearance were received, such products would ultimately achieve commercial success.  Unless otherwise indicated, the information in this quarterly report is as of September 30, 2002.  This quarterly report will not be updated as a result of new information or future events.

                                                                   PART II
                                                              OTHER INFORMATION

Item 1.  Legal Proceedings
In 1998, MediGene AG ("MediGene") initiated a legal action against Loyola University of Chicago ("Loyola") and the Company in the
United States District Court for the Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the Company with an alleged prospective business relationship between MediGene and Loyola. The claims relate to human papillomavirus vaccine technology allegedly covered by contracts between MediGene and the Company and by a license agreement from Loyola to the Company, under which the Company granted a sublicense to GlaxoSmithKline.  MediGene seeks damages from the
Company ranging from $31.3 million to $86.9 million based on the tortious interference claim, and/or damages ranging from $10.2 million to $31.3 million based on the breach of contract claim.  MediGene also seeks ownership of the patents in question, as well as rescission of the Company's license agreement from Loyola or rights as a third-party beneficiary thereof.  The District Court has granted summary judgment in favor of the Company on all claims and MediGene has appealed.

In October 2000, Celltech Chiroscience Limited ("Celltech") commenced a legal proceeding against the Company in the U.K. High
Court of Justice, Chancery Division, Patents Court.  Celltech alleges that the Company failed to pay royalties with respect to its sales of Synagis as required by a license agreement dated January 19, 1998.  Under the agreement, the Company obtained from
Celltech a worldwide license to make, use and/or sell product under a patent (and related applications) pertaining to humanized antibodies.  In the proceeding, Celltech seeks payment of a 2% royalty based on net sales of Synagis sold or manufactured in the
United States, with interest, and certain costs, including attorney's fees.  The Company filed answering papers denying that any royalties are due on the basis that Celltech's United States patent does not cover Synagis and has sought dismissal of the case on the grounds that the legal doctrine of prosecution history estoppel prevents Celltech from claiming that its patent covers
Synagis. On October 28, 2002, the High Court of Justice ruled in favor of the Company and dismissed Celltech's case on this basis after a hearing was held before the Court on early October 2002.  Celltech is expected to appeal.

On November 29, 2001, the Company received a letter from counsel for Celltech enclosing a copy of a patent granted by the European
Patent Office on November 14, 2001.  That letter requested various information concerning the manufacture and sale of Synagis in
Europe and sought confirmation that the Company would pay royalties on such sales pursuant to the license agreement dated January
19, 1998.  On September 16, 2002, Celltech (now known as Celltech R&D Limited) commenced a second legal proceeding against the
Company in the U.K. High Court of Justice, Chancery Division, Patents Court, based on the license agreement dated January 19,
1998.  Celltech seeks payment of a 2% royalty based on net sales of Synagis sold or manufactured in Germany, with interest and certain costs, including attorney fees.  As of November 7, 2002, the Company had not made the royalty payments that were the subject of Celltech's November 29, 2001 letter or its September 16, 2002 lawsuit.  The Company's answering papers are due on
December 4, 2002.

On December 18, 2001, Genentech, Inc. ("Genentech") announced that it had been granted a patent relating to certain methods and compositions used to produce antibodies by recombinant DNA technology.  In June 1997, in anticipation of any potential impact the issuance of Genentech's patent could have on the production of Synagis, the Company obtained a license to this patent.  The
Company has received from Genentech a letter, dated January 7, 2002, stating that Genentech expects to receive from the Company royalty payments pursuant to such license. The Company is in the process of evaluating whether any valid claim of Genentech's patent, as recently issued, covers production of Synagis.  Pending resolution of this issue, the Company has made certain royalty payments to Genentech under protest and with reservation of all of its rights.  The Company is also evaluating whether any of its other antibody-based product candidates, if and when approved for marketing by the United States Food and Drug Administration, could require a license under the Genentech patent.  For additional information on risk associated with patent licenses, please refer to Part 1, Item 1, Business - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Company has been involved in a contract dispute with the University of Massachusetts Biologic Laboratories ("MBL") regarding the Company's agreement to transfer to MBL certain technology relating to the Company's monoclonal antibody manufacturing operations.  During the third quarter of 2002, the parties agreed to a settlement of the dispute for a $5 million payment by the
Company, which was charged to the income statement.  The Company also secured the return of the rights to "make, have made, use and sell" the Company's monoclonal antibody for RSV in the Commonwealth of Massachusetts and State of Maine in exchange for a royalty.

On April 5, 2002, the Company filed a suit against Centocor, Inc. ("Centocor") in the United States District Court for the
District of Maryland.  The Company currently pays Centocor a royalty for sales of Synagis made or sold in the United States pursuant to a patent Sublicense Agreement between the parties dated as of September 15, 2000 (the "Sublicense Agreement").  In the
litigation, the Company seeks a declaratory judgment that it has no obligation to continue paying royalties to Centocor on the basis that the patent is invalid, unenforceable and does not cover Synagis.  Additionally, the Company seeks an injunction preventing Centocor from enforcing this patent.  On July 1, 2002, Centocor moved to dismiss this action on the basis that it did not include the Trustees of Columbia University in the City of New York ("Columbia") and the Board of Trustees of the Leland
Stanford University ("Stanford"), as the owners of the patent.  On July 9, 2002, Centocor, Columbia and Stanford initiated an action against the Company in the United States District Court for the Northern District of California.  In the California
litigation, Centocor, Columbia and Stanford sought a declaratory judgment that the patent at issue in the Sublicense Agreement is valid and enforceable and that the Company would be liable for patent infringement but for the Sublicense Agreement, as well as a declaratory judgment that the Sublicense Agreement is enforceable.  The Company moved to dismiss the California action, among other arguments, on the basis that a prior action was filed in the U.S. District Court for the State of Maryland and the
California action should not go forward.  On October 21, 2002, the court ruled in favor of the Company and dismissed the
California litigation.  There can be no assurance that the Company will be successful in this dispute.
                                                    ----------------------------

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

Item 2.           Changes in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information -

Update to Risk Factors:

Our products may receive further scrutiny after approval by regulatory agenies for adverse events relating to the product.

Prior to approval by the FDA, as well as international regulatory agencies, drug products are subject to rigorous preclinical and clinical testing for safety and efficacy. From these trials, a product's "adverse event profile" is identified. This profile is disclosed on each product's Package Insert, which is a printed page accompanying the product, to inform physicians and patients as to what side effects they might encounter with a given product's use. Following approval, MedImmune monitors all of its drug products to maintain a current safety database, tracking identified adverse events from a drug's use in broader populations. Such adverse events are reported to the appropriate regulatory authorities. Periodically, discussions with regulatory agencies may occur regarding adverse event reports. Such discussions may result in changes to the disclosures in the Package Inserts for the Company's products and communications with health care professionals to apprise them of such changes. During 2002, modifications were made to the Package Inserts for Neutrexin, Ethyol, and Synagis reflecting information gained from product use.

Item 6.           Exhibits and reports on Form 8-K

                  (a) Exhibits:
                      10.174*              Sublicense Agreement between Centocor, Inc. and MedImmune, Inc.
                      10.175*              Stipulated Sum Agreement between MedImmune, Inc. and HITT Contracting Inc.
                      10.176*              Supplementary General Conditions to the General Conditions of the Contract for
                                           Construction Agreement between MedImmune, Inc. and HITT Contracting Inc.
                      10.177*              First Amendment to United States License and Co-Promotion Agreement between MedImmune
                                           Vaccines, Inc. and Wyeth.
                      10.178*              Second Amendment to FluMist Supply Agreement between MedImmune Vaccines, Inc. and Wyeth.
                      10.179*              Letter Agreement Regarding Supply of Frozen Product for 2002 - 2003 Flu Season between
                                           MedImmune Vaccines, Inc. and Wyeth.
                      99.1                 Certification pursuant to 18 United States C. Section 1350, as adopted pursuant to
                                           Section 906 of the Sarbanes-Oxley Act of 2002.
                      99.2                 Certification pursuant to 18 United States C. Section 1350, as adopted pursuant to
                                           Section 906 of the Sarbanes-Oxley Act of 2002.

                      *                    Confidential treatment has been requested.  The copy filed as an exhibit omits the information subject to the confidentiality request.
                  (b) Reports on Form 8-K:

                  Report Date              Event Reported
                  -----------              --------------
                  July 10, 2002            MedImmune issues 2001 financial statements of Aviron and pro forma financial information in connection with its acquisition of
                                           Aviron.
                  August 16, 2002          MedImmune licenses rights to newly discovered Human
                                           Metapneumovirus.

                                                             SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MEDIMMUNE, INC.
                                            (Registrant)

                                            /s/ Gregory S. Patrick
Date: November 8, 2002                      Gregory S. Patrick
                                            Senior Vice President and Chief Financial Officer
                                            Principal Financial Officer

                                            /s/ Lota S. Zoth
Date: November 8, 2002                      Lota S. Zoth
                                            Vice President and Controller
                                            Principal Accounting Officer

CERTIFICATION:

I, David M. Mott, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of MedImmune, Inc. (the "Company");

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a.  designed such disclosure controls and procedures to ensure that material information relating to the
                      Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b.  evaluated the effectiveness of the Company's disclosure controls and procedures as of November 4, 2002 (the
                      "Evaluation Date"); and
                  c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

                  a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the
                      Company's ability to record, process, summarize and report financial data and have identified for the
                      Company's auditors any material weaknesses in internal controls; and
                  b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.       The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                                              /s/David M. Mott
                                                              David M. Mott
                                                              Vice Chairman and Chief Executive Officer

CERTIFICATION:

I, Melvin D. Booth, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of MedImmune, Inc.(the "Company");

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a.       designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
             b.       evaluated the effectiveness of the Company's disclosure controls and procedures as of November 4, 2002
                      (the "Evaluation Date"); and
             c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

             a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the
                      Company's ability to record, process, summarize and report financial data and have identified for the
                      Company's auditors any material weaknesses in internal controls; and
             b.       any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.       The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                                              /s/Melvin D. Booth
                                                              Melvin D. Booth
                                                              President and Chief Operating Officer

CERTIFICATION:

I, Gregory S. Patrick, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of MedImmune, Inc. (the "Company");

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a.       designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
             b.       evaluated the effectiveness of the Company's disclosure controls and procedures as of November 4, 2002
                      (the "Evaluation Date"); and
             c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

             a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the
                      Company's ability to record, process, summarize and report financial data and have identified for the
                      Company's auditors any material weaknesses in internal controls; and
             b.       any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.       The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                                              /s/Gregory S. Patrick
                                                              Gregory S. Patrick
                                                              Senior Vice President and Chief Financial Officer

CERTIFICATION:

I, Lota S. Zoth, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of MedImmune, Inc. (the "Company");

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a.       designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
             b.       evaluated the effectiveness of the Company's disclosure controls and procedures as of November 4, 2002
                      (the "Evaluation Date"); and
             c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

             a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the
                      Company's auditors any material weaknesses in internal controls; and
             b.       any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.       The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                                              /s/Lota S. Zoth
                                                              Lota S. Zoth
                                                              Vice President and Controller