Form 10-K
period 2002-12-31
MEDIMMUNE INC /DE
filed 2003-03-04
CIK 873591

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission File Number: 0-19131

MEDIMMUNE, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization)	52-1555759 (I.R.S. Employer Identification No.)
35 West Watkins Mill Road Gaithersburg, Maryland 20878 (Address of principal executive office) (Zip Code)
Registrant's telephone number, including area code: (301) 417-0770
Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

        Aggregate market value of the 249,222,944 shares of voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2002 was $6.6 billion. Common Stock outstanding as of February 25, 2003: 251,521,172 shares.

Documents Incorporated by Reference:

        Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 22, 2003 (Part II and III).

MEDIMMUNE, INC.
FORM 10-K
TABLE OF CONTENTS

Synagis, CytoGam, Ethyol, RespiGam, and NeuTrexin are registered trademarks of the Company. Numax, Vitaxin and FluMist are trademarks of the Company.

FORWARD-LOOKING STATEMENTS

        The statements in this annual report that are not descriptions of historical facts may be forward-looking statements. Those statements involve substantial risks and uncertainties. You can identify those statements by the fact that they contain words such as "anticipate," "believe," "estimate," "expect," "intend," "project" or other terms of similar meaning. Those statements reflect management's current beliefs, but are based on numerous assumptions, which MedImmune cannot control and that may not develop as MedImmune expects. Consequently, actual results may differ materially from those projected in the forward—looking statements. Among the factors that could cause actual results to differ materially are: seasonal demand for and continued supply of the Company's principal product, Synagis; whether FluMist receives clearance by the U.S. Food and Drug Administration and, if it does, whether it will be successfully manufactured and launched at a favorable price; availability of competitive products in the market; availability of third-party reimbursement for the cost of our products; effectiveness and safety of our products; exposure to litigation, including claims relating to intellectual property, product liability and government or private pricing or reimbursement; foreign currency exchange rate fluctuations; changes in generally accepted accounting principles; growth in costs and expenses; the impact of acquisitions, divestitures and other unusual items; changes in equity markets affecting the value of the Company's equity investments; and the risks, uncertainties and other matters discussed below under "Risk Factors" and elsewhere in this annual report and in our other periodic reports filed with the U.S. Securities and Exchange Commission. MedImmune cautions that RSV disease occurs primarily during the winter months; MedImmune believes its operating results will reflect that seasonality for the foreseeable future. MedImmune is also developing several products for potential future marketing. There can be no assurance that such development efforts will succeed, that such products will receive required regulatory clearance or that, even if such regulatory clearance were received, such products would ultimately achieve commercial success. Unless otherwise indicated, the information in this annual report is as of December 31, 2002. This annual report will not be updated as a result of new information or future events.

        We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our internet address is http://www.medimmune.com.

PART I

ITEM 1.    BUSINESS

        MedImmune, Inc. (together with its subsidiaries, "MedImmune" or "the Company") is a global biotechnology company that uses advances in biological sciences to discover, develop, manufacture and market products that treat or prevent infectious diseases, immune system disorders and cancer. The Company's core competencies are in the areas of monoclonal antibodies and vaccines.

        MedImmune was founded in 1988 and is headquartered in Gaithersburg, Maryland. The Company established an oncology subsidiary (MedImmune Oncology, Inc.) following the acquisition of U.S. Bioscience, Inc. in November 1999. In January 2002, MedImmune acquired Aviron, a California-based vaccines company for $1.6 billion, which became the Company's vaccines subsidiary (MedImmune Vaccines, Inc.). In July 2002, MedImmune also created a venture capital subsidiary (MedImmune Ventures, Inc.).

        The Company markets Synagis (palivizumab), Ethyol (amifostine), and CytoGam (cytomegalovirus immune globulin intravenous (human)). Synagis is an antibody that provides the immune system with an increased ability to prevent infection with respiratory syncytial virus ("RSV"), the leading cause of lower respiratory tract infections and pneumonia in infants and children worldwide. Ethyol is a product that reduces the unwanted impact of certain side effects of chemotherapy and radiation therapy when used to treat certain types of cancer. CytoGam is a blood plasma product that provides the immune system with an increased ability to prevent infection with cytomegalovirus ("CMV"), a herpes virus that contributes significantly to morbidity and mortality in organ transplant patients. MedImmune markets these products through its own U.S.-based specialty sales and marketing organization. To support these efforts, the Company has also entered into certain co-promotion agreements with other companies to market its products in certain geographical regions, including the United States.

        MedImmune has clinical, research and development staff in the U.S. through which it is developing a pipeline of product candidates for potential commercialization. The Company's product candidate nearest to market is FluMist, an influenza vaccine delivered as a nasal mist, which as of February 28, 2003 was under review by the U.S. Food and Drug Administration ("FDA"). In addition to its internal efforts, the Company has established clinical, research and development collaborations with other companies and organizations for the development of potential products.

        MedImmune operates five commercial manufacturing facilities in the U.S. and Europe. These include a biologics facility in Frederick, Maryland (Frederick Manufacturing Center or "FMC"); a fill and finish facility for Ethyol and NeuTrexin in Nijmegen, the Netherlands; a pilot manufacturing facility in Gaithersburg, Maryland; a FluMist fill and finish plant in Philadelphia, Pennsylvania; and a FluMist bulk supply facility in Speke, England.

Marketed Products

Synagis

        Synagis is a humanized monoclonal antibody approved for marketing in June 1998 by the FDA for the prevention of serious lower respiratory tract disease caused by RSV in pediatric patients at high risk of RSV disease. RSV is the most common cause of lower respiratory tract infections in infants and children worldwide. Healthy children and individuals with adequate immune systems often acquire a benign chest cold when infected with RSV. In contrast, certain high-risk infants such as premature infants and children with chronic lung disease ("CLD," also known as bronchopulmonary dysplasia or "BPD") are at increased risk for acquiring severe RSV disease (pneumonia and bronchiolitis), often requiring hospitalization.

        Patients with certain types of congenital heart disease ("CHD") are also believed by the Company to be at high-risk of RSV disease. In 2002, MedImmune completed a four-year, double-blind, placebo controlled, Phase 3 clinical study of Synagis in CHD patients under the age of two. In this study,

Synagis appeared to be safe and effective in preventing RSV-related hospitalizations in young children with CHD. The study was conducted at 76 centers in North America and Europe and involved 1,287 children who were randomized to receive five monthly injections of either Synagis or placebo during the RSV season. Data from this study were presented at the American Academy of Pediatrics 2002 National Meeting in October 2002 and submitted to the FDA in the form of a supplemental Biologics License Application (sBLA) in December 2002.

        Synagis is co-promoted in the U.S. by MedImmune and by the Ross Division of Abbott Laboratories ("Abbott"). Outside the United States, the International Division of Abbott ("AI") has the exclusive right to distribute Synagis. As of January 15, 2003, 50 countries had approved Synagis for marketing: Argentina, Austria, Australia, Bahrain, Belgium, Brazil, Canada, Chile, Colombia, Costa Rica, Czech Republic, Denmark, El Salvador, Finland, France, Germany, Greece, Guatemala, Honduras, Hong Kong, Hungary, Iceland, Ireland, Israel, Italy, Japan, Jordan, Kuwait, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Nicaragua, Norway, Poland, Portugal, Qatar, Saudi Arabia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom, the United States, Uruguay and Venezuela.

        Synagis is administered by intramuscular injection at 15 milligrams per kilogram of body weight and is most commonly given once per month during anticipated periods of RSV prevalence in the community. In the Northern Hemisphere, the RSV season typically commences in October and lasts through April or May. As such, product revenues from the product primarily occur in the fourth and first quarters of the year.

        In 2002, the Company reported $668 million in worldwide revenues from Synagis.

Ethyol

        Ethyol is an intravenous organic thiophosphate cytoprotective agent used to prevent certain unwanted side effects of a specific type of chemotherapy and radiation therapy when used to treat cancer. In the United States, Ethyol was initially approved in 1995 to reduce the cumulative renal (kidney) toxicity associated with repeated administration of cisplatin (a common chemotherapy agent) to patients with advanced ovarian cancer. In 1996, the FDA approved MedImmune Oncology's supplemental new drug application under the Accelerated Approval Regulations to include treatment of patients with non-small cell lung cancer (NSCLC). Products approved under the Accelerated Approval Regulations require further adequate and well-controlled studies to verify and describe clinical benefit. The Company completed a post-licensure clinical trial in 2001 showing that Ethyol protected against cisplatin-induced renal toxicity. The Company believed this trial would fulfill the Accelerated Approval requirement and submitted its data to the FDA for review in 2002. In late January 2003, the Company met with the FDA to discuss the Agency's conclusion that the study did not meet the Accelerated Approval requirement, as well as their request for another trial to be conducted. If no agreement can be reached on the design of such a study, there can be no assurances that the FDA will not withdraw approval of Ethyol for the NSCLC indication.

        In 1999, the FDA approved Ethyol's use for the reduction of the incidence of moderate-to-severe xerostomia in patients undergoing post-operative radiation treatment for head and neck cancer, where the major salivary glands (i.e., the parotid glands) are located in the radiation pathway. Xerostomia (acute and chronic dry mouth) is a debilitating condition where saliva production is reduced due to damage caused to the salivary glands by the therapeutic radiation. Patients with xerostomia are at increased risk of oral infection, dental cavities and loss of teeth and often have difficulty chewing, swallowing and speaking. The Company continues to evaluate the potential of expanding the applicability and usefulness of Ethyol to new indications, such as the ability to reduce mucositis (ulceration of the mucous membranes lining the mouth and throat) caused by combined radiation and chemotherapy in patients with NSCLC.

        Since October 1, 2001, MedImmune has been the sole marketer of Ethyol in the United States. Prior to this date, Ethyol was co-promoted by MedImmune and ALZA Corporation ("ALZA"). Outside the United States, the Company has various distribution and marketing arrangements for Ethyol, primarily with affiliates of Schering-Plough Corporation ("Schering"). The product has been approved in 60 countries worldwide.

        In 2002, MedImmune reported net sales for Ethyol of $80 million.

CytoGam

        CytoGam is an intravenous immune globulin product enriched in antibodies against cytomegalovirus, a herpesvirus. The product is marketed to prevent CMV disease associated with the transplantation of kidneys, lungs, livers, pancreases or hearts. CMV contributes significantly to morbidity and mortality in organ transplant recipients. CMV can cause severe pneumonia, bacterial and fungal infections, an increase in risk of organ rejection and other organ complications, which, if not successfully treated, can lead to organ failure. MedImmune began marketing CytoGam in the United States in 1993. Outside the U.S., the Company uses various specialty distributors in Argentina, Canada, Turkey and South Korea, as it does in other countries where the product is available on a named patient basis.

        In 2002, MedImmune reported $31 million in net sales for CytoGam.

RespiGam

        RespiGam (respiratory syncytial virus immune globulin intravenous (human)) is an intravenous immune globulin enriched in neutralizing antibodies against RSV, indicated for the prevention of serious RSV disease in children less than 24 months of age with BPD or a history of premature birth (i.e., born at 35 weeks or less gestation). RespiGam was the Company's first anti-RSV product and has largely been replaced by Synagis in the marketplace. In 2002, net sales of RespiGam were $3 million.

NeuTrexin

        NeuTrexin (trimetrexate glucuronate for injection) is a lipid-soluble analog of methotrexate, approved for use with concurrent leucovorin administration as an alternative therapy for the treatment of moderate-to-severe Pneumocystis carinii pneumonia ("PCP") in immunocompromised patients, such as AIDS patients. Introduced in 1993 in the U.S. and Canada, NeuTrexin use has steadily declined in recent years due to improvement in drugs to treat AIDS. In 2002, net sales of NeuTrexin were $3 million.

Product Candidates

        MedImmune currently focuses its research and development efforts in the therapeutic areas of infectious diseases, immunology and oncology. The Company's key programs during 2002 are described below. The Company and its subsidiaries also continue to work on feasibility studies in a number of other areas. Any of these programs could become more significant to the Company over the next 12 months; however, there can be no assurance that any of the new programs under review will generate viable product opportunities. The Company may choose to address new opportunities for future growth in a number of ways including, but not limited to, internal discovery and development of new products, in-licensing of products and technologies, and/or merger or acquisition of companies with products and/or technologies. Any of these activities may require substantial capital investment.

Product Candidates—Infectious Diseases

        MedImmune's main focus within the area of infectious disease has been in the prevention and treatment of respiratory viruses. However, the Company also has programs targeting human papillomavirus, Epstein Barr virus, and cytomegalovirus, as described below.

        FluMist—FluMist is a live, attenuated, intranasal vaccine developed to prevent influenza in healthy people. Influenza is a serious health problem worldwide, leading to 20,000 to 50,000 deaths each year in the United States. As of February 28, 2003, FluMist was under regulatory review by the FDA. Throughout 2002, a number of official actions were taken by the FDA and the Company as a part of the ongoing regulatory review process, including: 1) the Company's response to the FDA's first Complete Response Letter ("CRL") in January 2002 (the first CRL was issued in August 2001); 2) the FDA's issuance of a second CRL in July 2002 and the Company's response in August 2002; 3) a reinspection by the FDA of the Philadelphia blend/fill/finish/packaging plant for FluMist in mid-December 2002; and 4) a special meeting of the FDA's Vaccines and Related Biological Products Advisory Committee ("VRBPAC") in December 2002. At this Advisory Committee Meeting, the panel voted in favor of the product's safety and efficacy in healthy adults and children between the ages of 5 and 49, and for the safety of the product in healthy adults aged 50 to 64 years. In January 2003, the FDA issued a third CRL, to which the company replied in early February 2003.

        Beyond the data from 20 clinical trials involving more than 20,000 patients that were submitted to the FDA to support the product's initial licensure as an influenza vaccine, MedImmune continues to conduct additional clinical trials. In 2002, MedImmune completed a trial in 1,200 children 12 to 15 months of age to assess the antibody response of dosing FluMist simultaneously with the mumps, measles and rubella (MMR) and chicken pox (varicella) vaccines. The Company expects that additional studies will be necessary, as determined by the FDA, to supplement the amount of efficacy and safety data in healthy adults between 50 and 64 years of age and in healthy children under five years of age. The Company also expects that if and when the FDA grants initial licensure, that it will require the Company to commit to Phase 4 post-licensure studies.

        Should FluMist be approved, it will be co-promoted in the U.S. by MedImmune and Wyeth. Wyeth has exclusive worldwide rights to market FluMist outside the U.S., excluding North and South Korea, Australia, New Zealand and some South Pacific countries.

        Liquid CAIV-T (liquid cold adapted influenza vaccine—trivalent)—Liquid CAIV-T is being developed under a collaborative agreement between Wyeth and MedImmune as a second generation, refrigerator stable, liquid trivalent cold adapted influenza vaccine that may have the potential to replace FluMist (a frozen vaccine). Frozen vaccines pose distribution and commercial challenges, primarily outside the U.S., where freezers in pharmacies and doctors offices are not as common. In 2002, Wyeth conducted a number of late-stage clinical trials to demonstrate the safety and efficacy of CAIV-T. Additional clinical studies to support the development of this liquid formulation are planned for 2003.

        Epstein Barr Virus Vaccine—MedImmune has rights to a subunit vaccine against the Epstein Barr virus ("EBV"), a herpesvirus that is the leading cause of infectious mononucleosis. This vaccine is based upon the major envelope glycoprotein that mediates viral absorption and penetration, and is a major target for the production of neutralizing antibodies stimulated by natural EBV infection. The vaccine is being developed under a worldwide collaboration with GlaxoSmithKline ("GSK"), excluding North and South Korea. In 2002, GSK sponsored a Phase 1/2 clinical study in Europe during which two formulations of the vaccine were tested. Data from the study showed that the formulations were both well-tolerated and highly immunogenic. Although the study was not specifically designed to assess vaccine efficacy, none of the volunteers developed symptoms of infectious mononucleosis during the study period. A Phase 2 feasibility trial, initiated and fully enrolled in 2002, is expected to continue in 2003.

        Cytomegalovirus Vaccine—MedImmune is developing a live attenuated vaccine against cytomegalovirus. For most healthy people, infection with CMV poses no long-term health consequences and has few symptoms. Unfortunately, in patients with weakened immune systems, such as is found in AIDS, cancer and transplant patients, the virus can be much more problematic. Further, fetuses infected from their mother during gestation can suffer from significant birth defects, including deafness and mental retardation. Through a collaboration with the National Institutes of Health, four vaccine candidates have been tested in a randomized, double-blind, placebo controlled Phase 1 safety trial. This trial was initiated in 2000 and enrollment was completed in 2002. Preliminary results from the study showed the vaccines were safe and well tolerated. These results were presented at the 27th International Herpesvirus Workshop in Cairns, Australia, in July 2002 and in February 2003 in Liege, Belgium.

        Liquid Synagis—MedImmune is developing a liquid formulation of Synagis to improve the product's ease-of-use. Currently, Synagis is a lyophilized (i.e., freeze dried) product that requires a 20-minute waiting period following reconstitution with water for injection prior to use. In 2002, the Company completed a Phase 1 safety and pharmacokinetics study in adults and initiated a bioequivalence trial in infants comparing the liquid and lyophilized versions of the product. In 2003, MedImmune anticipates completing the clinical and biochemical comparability studies and, if successful, submitting a supplement to its license application (sBLA) to the FDA for potential approval of the liquid formulation of Synagis.

        Numax—As a part of the Company's plans to remain a leader in the development of products that treat or prevent respiratory infectious diseases, MedImmune is moving forward with the development of its third generation anti-RSV antibody product, Numax. In 2000, MedImmune began evaluating a number of candidate molecules that all appeared to be more potent in laboratory tests than the Synagis molecule. In 2002, MedImmune selected the antibody it would take forward into clinical testing as the Numax molecule. Phase 1 clinical studies are expected to begin with Numax in the second half of 2003.

        Streptococcus Pneumoniae Vaccine—In 2000, MedImmune granted a worldwide exclusive license to a Streptococcus pneumoniaevaccine to GSK. Streptococcus pneumoniae is a major cause of pneumonia, middle-ear infections and meningitis worldwide, especially in the very young and elderly. During 2002, GSK advanced its preclinical research efforts with vaccine candidates and it is anticipated that a lead molecule could begin human clinical testing in 2003.

        Human Metapneumovirus Program—In 2002, MedImmune announced that it had in-licensed exclusive worldwide rights to the human metapneumovirus ("hMPV"), a newly identified respiratory virus, from ViroNovative, b.v. Early epidemiology studies indicate that outbreaks of hMPV occur in annual epidemics. It is believed that by the age of five, nearly all children will have been infected with hMPV. The clinical symptoms of hMPV are largely similar to RSV, ranging from mild respiratory problems to severe cough, bronchiolitis, and pneumonia, with the very youngest children often requiring hospitalization and mechanical ventilation. The Company expects to continue epidemiology studies on hMPV in 2003, as well as to conduct extensive preclinical studies assessing the potential to develop antibodies and/or vaccines to prevent or treat infection by this new virus.

        Parainfluenza Virus Type 3/RSV Vaccine—During 2002, substantial preclinical research was conducted toward the goal of combining the previously independent vaccine programs against parainfluenza virus type 3 (PIV-3) and RSV. Previously, a placebo-controlled Phase 2 study had been completed with two different dosages of the PIV-3 vaccine involving 192 infants who received doses at two, four, six and 12-15 months of age. RSV and PIV-3 viruses account for 50 to 60 percent of all serious lower respiratory infections. Following the in-licensing of the rights to hMPV, the Company also began efforts to include this target in the potential combined vaccine program, which if successful could be used to prevent disease against all three viruses. Additional preclinical research is expected to be conducted throughout 2003.

        Urinary Tract Infection Vaccine—In 2002, MedImmune discontinued development of its Urinary Tract Infection Vaccine following results from two Phase 2 studies that demonstrated the vaccine was not satisfactorily effective in providing protection against urinary tract infections caused by Escherichia coli ("E. coli").

Product Candidates—Immunology

        Siplizumab—Siplizumab is a humanized monoclonal antibody that binds to the CD2 antigen receptor found on T cells and natural killer ("NK") cells. Laboratory studies suggest that siplizumab primarily inhibits the response of T cells through its binding of the CD2 receptor while allowing other immune cells to respond normally to foreign antigens. This suggested selectivity of T cell inhibition suggests that siplizumab may have potential utility in certain autoimmune diseases such as psoriasis and in other T cell regulated diseases. During 2002, MedImmune completed the preliminary analysis of three large Phase 2 trials involving a total of 661 psoriasis patients. The preliminary results demonstrate that the molecule's activity profile is competitive with other molecules in its class in measurements including the time to onset of response, durability of responses, and PASI-50 and PASI-75 response rates. PASI-50 and PASI-75 are dermatologic measurements of psoriatic disease that indicate a patient's disease has improved by 50 percent and 75 percent, respectively, from their baseline disease measurement. "PASI" is derived from Psoriasis Activity and Severity Index. Laboratory tests conducted as a part of the analysis also indicated that there was an anti-antibody response (immunogenicity) observed in over 50 percent of the patients treated. No clinical or medical implications of the immunogenicity were observed in patients. As a result, MedImmune plans to complete its analyses of these trials and to subsequently begin retreatment Phase 2 trials to further study the immunogenicity of the molecule in a chronic therapy setting. These retreatment studies will seek to determine whether there is any clinical impact of the immunogenicity in a chronic therapy setting prior to the Company's making a decision to proceed into a Phase 3 study. Should the results from the psoriasis trials be successful, the Company plans to initiate clinical studies with siplizumab in psoriatic arthritis patients.

        Vitaxin—Vitaxin is a monoclonal antibody in development for both cancer and rheumatoid arthritis (RA). Vitaxin targets alpha-v beta-3, which is expressed on a number of cell types, including those found in newly forming blood vessels (angiogenesis), macrophages, osteoclasts and on the surface of certain solid tumor types. Osteoclasts, which function normally in the absorption and removal of bone tissue, play a particularly destructive role in RA that leads to disease advancement and physical impairment. In 2002, MedImmune concluded its initial Phase 1 study with Vitaxin where patients with moderate-to-severe RA disease were dosed intravenously with either a single dose of drug or placebo. MedImmune also initiated its second Phase 1 trial with Vitaxin in 2002, evaluating the safety, tolerability and pharmacokinetics of Vitaxin when administered subcutaneously. Enrollment and dosing were completed in Part A of this two-part trial in 2002. Part A was a single-dose escalation trial involving at least eight patients per dose. Enrollment and dosing in Part B of the study, which is a multi-dose trial evaluating the impact of weekly doses of Vitaxin over a three-month period, is expected to be complete in 2003.

        Anti-IL-9 Antibody—IL-9 is implicated in the pathogenesis of asthma and may contribute to other respiratory disorders including chronic obstructive pulmonary disease ("COPD") and cystic fibrosis. Biopsies from asthmatic patients have shown an increase in expression of IL-9 and the IL-9 receptor compared to healthy individuals. Published findings, highlighting the central role of IL-9 in asthma, demonstrate its contribution to certain clinical features including bronchial hyper-responsiveness, mucin production and eosinophil up-regulation in animal models and in patients. In 2001, the Company entered into a research collaboration and a worldwide exclusive licensing agreement with Genaera Corporation to develop and commercialize antibodies or recombinant molecules targeting IL-9 and blocking its interaction with its receptor. During 2002, MedImmune continued to assess candidate molecules in preclinical testing, and in 2003 plans to initiate clinical testing.

Product Candidates—Oncology

        Human Papillomavirus Vaccine—Under a strategic alliance with GSK, MedImmune is developing a vaccine against the human papillomavirus ("HPV") to prevent cervical cancer. There are over 75 different types of HPV associated with a variety of clinical disorders, ranging from benign lesions to potentially lethal cancers. Two types of HPV, HPV-16 and HPV-18, cause the majority of cervical cancer in the world. The Company's strategy for this vaccine relies on a virus-like particle ("VLP") technology for producing a structurally identical, non-infectious form of the virus. Scientists at the Company, in collaboration with a team at Georgetown University, first demonstrated the effectiveness of a VLP vaccine candidate using a dog model for papillomavirus infection. In 2002, GSK completed dosing and began data analysis in five clinical trials with this vaccine, including a Phase 1 trial, three Phase 2 trials, and a 3,000-person epidemiology trial. The Company hopes that data from these trials, once analyzed, will help support the initiation of Phase 3 clinical testing in late 2003.

        Vitaxin—As previously noted, the Company is developing Vitaxin for use in both cancer and rheumatoid arthritis. In oncology, MedImmune completed its initial Phase 1 study with Vitaxin in 2002. This study involved 16 patients with advanced solid tumors that were no longer responding to standard therapy. In 2003, the Company plans to complete enrolling patients in its second Phase 1 study involving 24 patients with advanced colorectal cancer. MedImmune expects to initiate a number of tumor-specific Phase 2 trials with Vitaxin in 2003, including trials in patients with melanoma, prostate cancer and bone metastases.

        Siplizumab—In the field of oncology, monoclonal antibodies have emerged in recent years as an important addition to surgery, radiation and chemotherapy for the management of patients with cancer. As stated earlier, siplizumab is a humanized monoclonal antibody that reduces the number of T cells and NK cells, leading to its consideration as a potential useful tool in fighting diseases where inhibition of proliferating T cells may have positive clinical benefits, such as in T cell lymphoproliferative disorders. Animal studies conducted with siplizumab involving CD2-positive lymphoma indicated positive survival outcomes for siplizumab-treated mice. As a result, in 2003 MedImmune plans to initiate a Phase 1 dose-escalating trial to examine the clinical safety of siplizumab in patients with CD2-positive lymphoproliferative disorders and to determine the maximum tolerated dose of the antibody in such patients.

        EphA2—In late 2001, MedImmune licensed EphA2 technology from Purdue Research Foundation. EphA2 is a protein normally expressed at low levels on most epithelial cells. However, when over-expressed, EphA2 acts as a tumor-causing protein. Preliminary studies indicate that it is the over-expression of EphA2 that subverts normal regulation of cell growth, which then leads to tumor cell growth and metastases. Further, these studies show that the introduction of an antibody targeting EphA2 may allow the restoration of this cell growth regulation or induce cell killing. During 2002, the Company continued preclinical development of the project.

        HAAH—In 2002, MedImmune licensed from Panacea Pharmaceuticals, Inc. exclusive worldwide rights to technology targeting the enzyme Human Aspartyl (Asparaginyl) Beta-Hydroxylase ("HAAH"), which has been found to be over-expressed in a wide variety of primary tumor tissues, including cancers of the pancreas, breast, ovary, liver, colon, prostate, lung, brain and bile duct. Initial preclinical studies have indicated that the over-expression of HAAH induces tumor formation, and that inhibition of HAAH function in the cancer cell limits the growth of the tumor.

        PCDGF—In 2002, the Company licensed from A&G Pharmaceutical, Inc. exclusive worldwide rights to technology targeting PC-cell-derived growth factor ("PCDGF"), which is expressed by breast cancer cells that respond to estrogen therapies, and to an even greater extent, by breast cancer cells that have become resistant to estrogen therapies. Preclinical studies to date demonstrate that inhibition of PCGDF expression inhibits breast cancer cell growth, as well as reduces the ability of certain breast cancer cells to become hormone resistant. In addition, some reports indicate that PCDGF may play a role in tumor growth in certain ovarian and renal cancers.

Collaborations and Business Relationships

        To build, advance and promote its product portfolio, MedImmune seeks to augment its own internal programs and capabilities with collaborative projects with a number of outside partners. As part of this strategy, the Company has established license agreements, co-promotion arrangements, and co-development alliances with pharmaceutical and other biotechnology companies, academic institutions and government laboratories.

        Abbott Laboratories—In December 1997, the Company entered into two agreements with Abbott. The first agreement calls for Abbott to co-promote Synagis in the United States through its Ross Products division in exchange for a percentage of net sales in excess of annual sales thresholds. Each company is responsible for its own selling expenses.

        The second agreement allows Abbott to exclusively distribute Synagis outside the United States. Internationally, the Company manufactures and sells Synagis to Abbott at a price based on end-user sales. As of February 28, 2003, Synagis had received approval in 50 countries worldwide. No assurance can be given that any of the remaining applications submitted or any future submissions to any other countries for marketing licensure will be approved in a timely manner or at all. Nor can there be any assurances that if approved in the remaining countries, that the product will be reimbursed by the associated payor systems.

        ALZA Corporation—The Company acquired U.S. marketing rights to Ethyol from ALZA, effective October 1, 2001. Previously, ALZA was responsible for sales and marketing of Ethyol in the U.S. under a December 1995 co-promotion agreement between the two companies. In accordance with the original agreement, MedImmune Oncology will pay ALZA a gradually diminishing royalty beginning April 1, 2002 until 2011.

        BioTransplant, Inc.—In October 1995, the Company and BioTransplant, Inc. ("BTI") formed a strategic alliance for the development of products to treat and prevent organ transplant rejection. The alliance is based upon the development of products derived from BTI's anti-CD2 antibody, BTI-322, the Company's anti-T cell receptor antibody, MEDI-500, and future generations of products derived from these two molecules (such as siplizumab, or humanized BTI-322). Pursuant to the alliance, the Company received an exclusive worldwide license to develop and commercialize BTI-322 and any products based on BTI-322, with the exception of the use of BTI-322 in kits for xenotransplantation or allotransplantation. The Company has assumed responsibility for clinical testing and commercialization of any resulting products. The Company's clinical development efforts are focused on siplizumab.

        Boehringer Ingelheim Pharma KG—In December 1997 the Company entered into a manufacturing and supply agreement with Boehringer Ingelheim Pharma KG ("BI") to produce Synagis for the non-U.S. markets and to provide supplemental production capacity for Synagis sold in the United States. BI also fills and packages the Synagis it produces at its facility. The BI facility is subject to inspection and approval by the appropriate regulatory authorities in connection with maintaining its FDA licensure as well as for obtaining and maintaining approval from certain ex-U.S. countries. While the Company's Frederick manufacturing center was licensed for production of Synagis by the FDA in December 1999, it has not yet been licensed by international regulatory agencies. As such, MedImmune will continue to rely upon BI for production of all Synagis to be sold outside the U.S. for the foreseeable future to meet expected worldwide demand for the product, as well as continuing to rely upon BI as a backup for production of Synagis to be sold in the United States.

        CSL Limited—In June 1998, the Company entered into a collaboration with CSL Limited ("CSL") of Victoria, Australia for the development, sale and distribution of FluMist in Australia, New Zealand and some countries in the South Pacific. The Company and CSL are jointly conducting clinical trials in Australia for FluMist. Under the agreement, CSL will sponsor the marketing application with the Therapeutic Goods Administration, Australia's ruling regulatory agency. CSL has exclusive rights to sell and distribute FluMist in these countries, and the Company will share the profits from these sales. The Company also would benefit from expansion of CSL's current flu vaccine in pediatric and healthy adult market segments if and when CSL receives regulatory approval to market FluMist in the territory. In addition, CSL has agreed, under an option agreement, to grant warrants to the Company to purchase CSL common stock upon CSL's attainment of certain milestones.

        Evans Vaccines Limited—In July 1999, the Company entered into an agreement with a division of Celltech Group Plc ("Celltech"), which was later acquired by PowderJect Pharmaceuticals Plc and is now called Evans Vaccines Limited ("Evans"), for the manufacture of key components of FluMist at a manufacturing facility in Speke, U.K., specifically the bulk manufacture of monovalents and diluent, as well as use of the manufacturing facilities. During October 2000, the agreement was restructured with Evans so that the Company would gain direct control over FluMist manufacturing operations, subsequent to Evans' purchase of the facility from Medeva Pharma Limited in September 2000. The new agreement, which runs through 2006, transferred responsibility for bulk manufacture of FluMist, as well as approximately 100 Evans' employees who had been working on FluMist, to MedImmune. The Company also acquired the remaining 24 years of a 25-year lease from Celltech of approximately eight adjacent acres of land in Speke. The Company is using an existing 45,000 square foot structure on this property to build a new FluMist manufacturing facility.

        GlaxoSmithKline PLC—In December 1997, the Company entered into a strategic alliance with GlaxoSmithKline PLC to research, develop, manufacture and commercialize therapeutic and prophylactic HPV vaccines. In exchange for exclusive worldwide rights to the Company's HPV technology, GSK provided the Company with an up-front payment of $15 million, research funding of $22.7 million through 2002, potential developmental and sales milestones that together could total up to $48 million, royalties on any product sales and an equity investment of $5 million. Under the terms of the agreement, the companies have collaborated on research and development activities. The Company conducted Phase 1 and Phase 2 clinical trials and manufactured clinical material for those studies. GSK is responsible for Phase 3 clinical trials, as well as regulatory, manufacturing and marketing activities.

        In July 2000, the Company granted GSK a worldwide, exclusive license to its Streptococcus pneumoniae vaccine technology in exchange for an up-front payment of $10 million and future potential milestones totaling more than $20 million, plus royalties on product sales. Under the terms of the agreement, GSK is responsible for all clinical development, manufacturing and sales and marketing activities for the S. pneumoniae vaccine. The Company completed the technology transfer to GSK in late 2000. The Company originally in-licensed from Human Genome Sciences, Inc. and St. Jude's Children's Research Hospital the technology it out-licensed to GSK.

        In October 1995, the Company signed an agreement with GSK to collaborate on Epstein-Barr virus vaccine technology. Under the terms of the agreement, GSK was granted an exclusive license to produce, use and sell non-live EBV (subunit) vaccines incorporating the Company's technology for prophylactic and therapeutic uses on a worldwide basis, except in Korea, in exchange for an up-front payment, future milestone payments and royalties. In addition, GSK obtained a right of first refusal to an exclusive, worldwide license, excluding Korea, under any intellectual property rights relating to any live EBV vaccine technology developed or controlled by the Company during the term of this agreement. The Company retained the right to co-distribute a monovalent formulation of the EBV vaccine in the United States and to have GSK supply the vaccine. GSK agreed to fund the Company's research and development efforts related to the EBV vaccine in specified minimum amounts during the first two years of the agreement. Unless otherwise terminated, this agreement will expire on a country-by-country basis upon the expiration or invalidation of the last remaining patent covered by the agreement or 10 years from the date of first commercial sale of the vaccine, whichever is later. GSK may terminate the agreement with respect to any country at any time.

        Massachusetts Health Research Institute and Massachusetts Biologics Laboratories—In August 1989 and April 1990, the Company entered into a series of research, supply and license agreements with Massachusetts Health Research Institute ("MHRI") and Massachusetts Public Health Biologics Laboratories, then a division of the Massachusetts Department of Public Health ("The State Lab"), covering products intended for the prevention or treatment of CMV and RSV infection and other respiratory virus infections by immune globulins or monoclonal antibodies. The Company agreed to pay royalties on all sales using the licensed technology.

        Michigan, University of—In February 1995, the Company entered into a materials transfer and intellectual property agreement with the University of Michigan. Pursuant to the agreement, the University of Michigan granted the Company exclusive worldwide rights to certain intellectual property and technology relating to the cold-adapted influenza vaccine and proprietary master donor strains of influenza viruses useful in the production of vaccines against influenza and potentially for gene therapy and other uses. Specifically, the Company obtained the exclusive right to develop, manufacture, use, market and sell products incorporating any such intellectual property or using the master strains worldwide. Pursuant to the agreement, the Company was required to grant to the university an irrevocable, royalty-free license for research purposes, or for transfer to a subsequent licensee should the agreement be terminated, to (1) all improvements developed by the Company, its affiliates or sublicensees, whether or not patentable, relating to delivery mechanisms and processes for administration and manufacturing of products, as well as packaging, storage and preservation processes for the master strains and (2) all new technical information acquired by the Company, its affiliates or sublicensees relating to the master strains and products. The agreement terminates upon the later of (1) the last to expire of the university's patents licensed to the Company or (2) 20 years from the date of first commercial sale of a product incorporating the university's technology. The Company has the right to terminate for any reason upon 12 months notice to the university.

        Packaging Coordinators, Inc.—In 1998, the Company opened a 34,000 square foot manufacturing suite in Philadelphia, Pennsylvania, where doses of FluMist are blended and filled. This suite is located within a facility owned by Packaging Coordinators, Inc., ("PCI"), a division of Cardinal Health, Inc., with which the Company has contracted for the labeling and packaging of FluMist for commercial sale until October 2004. In August 2000, the Company extended the term of its original agreement with PCI until December 2004, with options to extend for up to two additional three year terms.

        Schering-Plough Corporation—In May 1993, the Company entered into an exclusive marketing and distribution agreement with Scherico, Ltd. ("Scherico"), an affiliate of Schering-Plough, for Ethyol in the countries comprising the EU and European Free Trade Association (the "European Territories"). Under this agreement, Scherico purchases Ethyol from the Company at a price based on a percentage of the net sales price of Ethyol in Germany, United Kingdom, Spain, Italy and France. Scherico's exclusive rights to market the product will continue through December 31, 2003. Following the exclusive period, the Company may co-promote Ethyol with Scherico for two years, through December 31, 2005. Thereafter, the Company will reacquire sole marketing rights, subject to an obligation to pay Scherico a royalty based on a percentage of net sales, if any, from the European Territories for a period of three years. Scherico may terminate the agreement at any time by providing 180 days written notice.

        MedImmune also entered into licensing agreements for Ethyol and NeuTrexin with affiliates of Schering-Plough for several additional territories outside the United States. The licensees are required to pay the Company compensation based on their net sales of the products, and the Company sells the products to the licensees at an agreed upon price.

        Wyeth—In January 1999, the Company signed a worldwide collaborative agreement with Wyeth Lederle Vaccines, a subsidiary of Wyeth, for the development, manufacture, distribution, marketing, promotion, and sale of live, attenuated, cold adapted, nasally delivered influenza vaccines ("flu vaccines"). Under this agreement, Wyeth has exclusive worldwide rights to market the flu vaccines, excluding Korea, Australia, New Zealand and some South Pacific countries. The two companies will co-promote the flu vaccines in the United States. Wyeth holds the marketing rights for an initial term of seven years from the first commercial sale of the flu vaccines in the U.S. and an initial term of eight years from the first commercial sale of the flu vaccines outside the United States. Wyeth also has an option to extend its rights in the U.S. for an additional four years and to extend its international rights for an additional three years. Extending both U.S. and international rights triggers payments to the Company in the range of $145 million to $400 million. Under the terms of the collaborative agreement with Wyeth, the two companies are to collaborate on the regulatory, clinical and marketing programs for the flu vaccines. As a part of the collaboration, the Company is to receive certain payments related to the achievement of key milestones and events for the flu vaccines.

        Previously, the Company also had a strategic alliance with American Cyanamid Company, which was later acquired by American Home Products (now Wyeth), which provided for the co-development and co-promotion of RespiGam by the two companies. The agreement, entered into in November 1993 and amended in October 1995, provided for Wyeth to fund a portion of the cost of the development of RespiGam and to co-promote the product in the United States. Wyeth shared in the profits and losses of RespiGam in the United States. The alliance provides for the Company to receive royalties on any sales of Wyeth's RSV subunit vaccine candidate, and for Wyeth to receive royalties on United States sales of Synagis. Pursuant to an amendment to the agreement signed in December 1999, Wyeth's obligation to co-promote RespiGam in the United States was terminated. In addition, Wyeth no longer shares in any profits or losses of RespiGam in the United States; the royalty obligations for Synagis and Wyeth's RSV subunit vaccine candidate remain unchanged.

Collaborations and Business Relationships—Entered into in 2002

        A&G Pharmaceutical, Inc.—In April 2002, the Company entered into a research collaboration with A&G Pharmaceutical, Inc. to license technology relating to PC-Cell Derived Growth Factor, a monoclonal antibody the initial indications of which would apply to breast cancer.

        Gensia Sicor Pharmaceuticals, Inc.—In December 2002, MedImmune entered into an agreement with Gensia Sicor Pharmaceuticals, Inc. ("Gensia Sicor") for filling and packaging of Synagis produced at the Company's FMC. The initial term of the agreement is for five years, at the end of which, the agreement automatically renews in one year intervals unless terminated in accordance with the agreement.

        Iomai Corporation—In December 2002, the Company made an investment in Iomai Corporation, a private biopharmaceutical company, as part of a Series C Preferred Stock financing round offered by Iomai. Iomai's proprietary transcutaneous immunization technology ("TCI") may allow delivery of vaccines through a skin patch. This investment represented the first undertaken by the Company through its venture capital subsidiary, MedImmune Ventures, Inc.

        Panacea Pharmaceuticals, Inc.—In February 2002, the Company entered into a research collaboration with Panacea Pharmaceuticals, Inc. to develop Human Aspartyl (Asparaginyl) Beta-Hydroxylase technology.

        ViroNovative, b.v.—In August 2002, MedImmune announced that it had licensed exclusive worldwide rights to human metapneumovirus from ViroNovative, b.v., a private Dutch biotechnology company affiliated with Erasmus University in Rotterdam.

Other Collaborations and Business Relationships

        The Company has a number of other collaborative and business agreements with academic institutions and business corporations, including agreements with: 1) Applied Molecular Evolution ("AME") related to two different agreements, both dated February 1999: one related to the development of four monoclonal antibodies using AMEs directed evolution protein engineering technology to optimize antibodies ("AMEsystem"), and the other related to the in-licensing of worldwide rights to Vitaxin; 2) ARCH Development Corporation related to its HSV and EBV vaccines, and various recombinant methods and materials, dated July 1992; 3) Becton Dickinson and Company

("Becton") for the supply of Becton's AccuSpray™ non-invasive nasal spray delivery system for the administration of FluMist, dated July 1998; 4) Chiron Corporation for the filling and packaging of Synagis produced at MedImmune's FMC, dated April 1998 and updated in 2001; 5) Genaera Corporation to develop and commercialize antibodies or recombinant molecules against IL-9 to prevent symptoms of asthma and other respiratory diseases, dated April 2001; 6) Georgetown University, dated February 1993, the German Cancer Research Center, dated June 1996, and the University of Rochester, dated October 1995, covering development of vaccines for human papillomaviruses; 7) Mount Sinai School of Medicine ("Mount Sinai") associated with patents, patent applications and associated know-how related to recombinant negative-strand RNA virus expression systems and vaccines, attenuated influenza viruses and other technology, dated February 1993; 8) National Institute of Allergy and Infectious Diseases related to clinical and research and development agreements for the FluMist (dated March 1995, updated June 2000), potential pandemic flu strain vaccines (dated September 2000), CMV vaccine (dated June 2000), and PIV-3 vaccine programs (dated May 1996); 9) Precision Pharma Services, Inc., for the contract manufacture of Fraction II+III paste for CytoGam, dated December 2002; 10) Purdue Research Foundation for the development of EphA2 technology, dated October 2001; 11) Specific Pathogen-Free Avian Supply, a division of Charles River Laboratories, for the purchase of pathogen-free hens' eggs for the production of FluMist, dated June 1999 and extended through December 2004.

        The Company has additional license agreements with third parties for CytoGam, RespiGam, Synagis, Ethyol and substantially all of its other potential products. Under such license agreements the Company is obligated to pay royalties on any sales of these products. In addition, the Company has also entered into various agreements to gain access to various technology and intellectual property to advance its pipeline.

Marketing and Sales

        The Company has developed a sales and marketing organization that it believes is responsive to the increased importance of managed care and the needs of the healthcare industry to provide higher quality care at lower costs. The Company now employs approximately 320 people devoted to sales and marketing of its products in the United States. Approximately 60 sales and managed care representatives cover approximately 500 hospitals, managed care organizations, and clinics in the United States, which specialize in pediatric/neonatal care or transplantation for the promotion of Synagis and CytoGam, respectively. Approximately 90 pediatric sales specialists cover the top 10,000 pediatric practices in the United States for the promotion and detailing of Synagis. Approximately 60 oncology/immunology specialists are devoted to sales and marketing of Ethyol to oncologists practicing in cancer treatment centers, large hospitals and private medical practices.

        The Company has a co-promotion agreement with the Ross Products division of Abbott Laboratories for the promotion of Synagis in the United States. Through its 500 sales representatives, the Ross Products division details Synagis to 27,000 office-based pediatricians and 6,000 birth hospitals. In addition, the Company has a co-promotion agreement with Wyeth to market FluMist in the U.S., if and when the product is approved by the FDA and subsequently launched. Through approximately 500 sales representatives, sales managers, and managed care specialists, the Wyeth sales team would detail FluMist to office-based pediatricians and primary care physicians, while MedImmune's representatives would detail the product to leading infectious disease/respiratory care physicians, thought leaders, pharmacies and employers.

        In the U.S., the Company must also rely upon specialty distributors and wholesalers to deliver its currently marketed products to the end users, including physicians, hospitals and pharmacies. There are a relatively small number of specialty distributors and wholesalers who provide such services. There can be no assurances that these distributors and wholesalers will adequately provide their services to either the end users or to the Company, nor can there be any guarantee that these service providers remain solvent. If and when approved, FluMist would be distributed directly to the end user through a channel customized for FluMist by Wyeth.

        The Company's products are sold outside the United States through distributors. Abbott serves as the Company's exclusive distributor for Synagis outside of the United States. Scherico is the exclusive distribution partner for Ethyol in the countries comprising the European Territories. Scherico and other affiliates of Schering have various other licensing and distribution arrangements for Ethyol and NeuTrexin outside of the United States.

Manufacturing and Supply

        MedImmune operates five commercial manufacturing facilities in the U.S. and Europe. In addition, the Company has entered into manufacturing, supply and purchase agreements with other companies to provide certain portions of its production capacity for all of its marketed products and to produce clinical supplies for its development-stage products.

        Synagis—The primary manufacturing facility for supply of Synagis in the U.S. is the Company's Frederick Manufacturing Center. The FMC is a biologics facility containing a cell culture production area for the manufacture of recombinant products. Filling and packaging of final Synagis product is completed by several vendors, including Chiron, Boehringer Ingelheim, or Gensia Sicor. In August 2001, the Company received approval from the FDA to begin selling Synagis manufactured with an improved fermentation process, called the Enhanced Yield Process ("EYP"), which enables the Company to make over 300 percent more Synagis per run than produced previously. In 2002, the Company began selling product manufactured under the new EYP process, having a positive impact on the product's cost of goods.

        Supplemental supply of Synagis is manufactured by BI under a manufacturing and supply agreement. BI also fills and packages Synagis produced at its German facility. As the sole supplier of Synagis for all territories outside the U.S., BI is responsible for obtaining and maintaining licensure and approval for making the product at its facility from all appropriate regulatory authorities (including the FDA). To provide adequate backup for international supply of Synagis, MedImmune will seek to obtain approval from the appropriate international regulatory agencies to sell Synagis made at FMC outside the United States. The Company plans to continue to rely upon BI for production of additional quantities of Synagis to meet expected worldwide demand for the product and to diversify its reliance for supply of its largest product on any one manufacturing site.

        Ethyol and NeuTrexin—All bulk drug substance for Ethyol and NeuTrexin is produced by contract manufacturers. In 2002, filling and finishing of all product was completed at MedImmune Oncology's products manufacturing facility in Nijmegen, the Netherlands. To backup its own filling and finishing capabilities, the Company has an agreement with Ben Venue to fill and finish Ethyol for sale in the United States.

        CytoGam and RespiGam—CytoGam and RespiGam are produced from human plasma collected from donors who have been screened to have high concentrations of antibodies against cytomegalovirus or respiratory syncytial virus, respectively. The collected human plasma is converted into an intermediate raw material known as Fraction II+III paste. This step was completed at MedImmune's FMC for CytoGam from December 2000 until December 2002, when the Company made the decision to outsource the activity to Precision Pharma Services, Inc. The intermediate paste is processed into bulk product by the Massachusetts State Lab and then filled and packaged by the State Lab or Aventis Pasteur. The Company is exploring opportunities to use its plasma production suite formerly involved in the manufacture of CytoGam in a manner that would support the production of its marketed and developmental-stage recombinant products.

        FluMist—Since 1998, supplies for all FluMist clinical trials have been produced at several facilities either owned or leased by the Company. The master virus seeds are prepared at the Company's Mountain View, California facility. The bulk monovalents and diluent are produced at facilities leased from Evans Vaccines Limited in Speke, the United Kingdom. Blending of FluMist into its trivalent formulation and filling of the final vaccine into the AccuSpray applicators, the non-invasive nasal spray delivery system developed by Becton Dickinson and the Company, takes place at the Company's Philadelphia, Pennsylvania facility. None of these existing manufacturing facilities have yet been licensed for the manufacture of FluMist, nor have they manufactured FluMist at a sustained level for commercial supply. The Company has begun the initial stages of commercial scale manufacturing of FluMist for sale during the 2003-2004 influenza season, pending receipt of marketing approval from the FDA.

Patents, Licenses and Proprietary Rights

        Products currently being developed or considered for development by the Company are in the area of biotechnology, an area in which there are extensive patent filings. The Company relies on patent protection against use of proprietary products and technologies by competitors. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications owned or licensed by the Company will result in patents being issued or that, if issued, such patents will afford protection against competitors with similar technology. The Company currently owns or licenses over 100 patents related to its products on the market or in development. The Company also owns or licenses at least 100 additional applications for patents currently pending in the United States. A list of the U.S. patents the Company owns or has licenses to is filed as an exhibit hereto and is incorporated into this document as Exhibit 99.3.

        The Company believes that there are other patents issued to third parties and/or patent applications filed by third parties that could have applicability to each of the Company's products and product candidates and could adversely affect the Company's freedom to make, have made, use, have used, sell, or have sold such products or use certain processes for their manufacture. Some of these third parties have contacted the Company claiming patent infringement by the Company. The Company is unable to predict whether it will ultimately be necessary to seek licenses from such third parties or, if such licenses were necessary, whether such licenses would be available on terms acceptable to the Company. The necessity for such licenses could have a material adverse effect on the Company's business.

        There has been substantial litigation regarding patent and other intellectual property rights in the biotechnology industry. Litigation may be necessary to enforce certain intellectual property rights of the Company, or to defend against asserted intellectual property rights of third parties. Any such litigation could result in substantial cost to and diversion of effort by the Company.

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

        The Orphan Drug Act was established to encourage development of drugs for rare diseases and conditions affecting a small patient population (generally fewer than 200,000 people). Orphan Drug designation of a product can potentially provide a company with seven years of market exclusivity if the company is the first to receive FDA product marketing approval for the orphan drug in the designated indication. Additionally, this designation provides a company with tax credits of 50 percent for qualified clinical research expenses and the opportunity for clinical research grants. CytoGam and Ethyol are currently protected from potential market competition under the Orphan Drug Act for the following indications: (1) CytoGam has market exclusivity for use in lung, liver, pancreas and heart transplants until December 2005; and (2) Ethyol has market exclusivity for its currently licensed radioprotective indication through June 2006. Ethyol, NeuTrexin and siplizumab have all been designated as orphan drugs for use in indications that have not yet been approved by the FDA: (1) Ethyol—as a chemoprotective agent for use with cyclophosphamide in the treatment of advanced ovarian carcinoma, as a chemoprotective agent for use with cisplatin in the treatment of metastatic melanoma, for the treatment of myelodysplastic syndromes, and for the reduction of the incidence and severity of cisplatin-induced toxicities; (2) NeuTrexin—for the treatment of metastatic colorectal adenocarcinoma, metastatic carcinoma of the head and neck, pharynx and larynx, pancreatic adenocarcinoma and advanced non-small cell carcinoma of the lung and osteogenic sarcoma; and (3) siplizumab—for the treatment of graft versus host disease. If approved for any of the designated orphan indications, each of these products would have market exclusivity for seven years from the date of FDA approval if it is the first product approved by the FDA for treatment of the designated orphan indication. Orphan drug designations for the use of Ethyol to prevent side effects of cisplatin in ovarian cancer patients, and the use of RespiGam to prevent RSV disease in high-risk infants recently expired.

        The Company is also subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to regulation under the Toxic Substances Control Act, the Resources Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations concerning biotechnology that may affect the Company's research and development programs. The Company is unable to predict whether any agency will adopt any regulation that would have a material adverse effect on the Company's operations. The Company voluntarily attempts to comply with guidelines of the National Institutes of Health regarding research involving recombinant DNA molecules. Such guidelines, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment that must be met for various types of research.

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

        The Company is aware of certain potentially competitive products targeting areas of medical interest to the Company, including influenza, respiratory syncytial virus ("RSV"), psoriasis, human papillomavirus ("HPV") infections, influenza infections, and organ graft rejection. In the prevention of CMV disease, the Company's CytoGam competes with several products including other antiviral drugs, such as intravenous and oral ganciclovir, marketed by Hoffmann-La Roche Inc., and standard immune globulin preparations. The Company is aware that a number of physicians have prescribed CytoGam in combination with ganciclovir for the prevention of CMV disease in certain patients.

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

        In relation to flu vaccines, in the past, the Company has been aware of three main distributors of inactivated, injectable vaccines (Aventis-Pasteur, Medeva/Evans and Wyeth). From these three distributors, approximately 80 million doses of these inactivated vaccines have traditionally been sold annually in the United States. In 2002, Wyeth announced its intent to no longer produce the inactivated, injectable vaccine after the completion of the 2002-2003 influenza season. The Company is also aware that Merck has licensed a Russian live virus intranasal vaccine, currently available in Russia, and that ID Biomedical Corporation is developing an intranasal, inactivated flu vaccine that is in the early stages of clinical testing. Any of the products listed here, as well as other products of which the Company is not aware, may adversely affect the marketability of FluMist.

        Many companies, including well-known pharmaceutical companies, are marketing anticancer drugs and drugs to ameliorate or treat the side effects of cancer therapies, and are seeking to develop new products and technologies for these applications. Many of these drugs, products and technologies are, or in the future may be, competitive with the Company's oncology products. In the United States, the Company believes that Bristol-Myers Squibb Company holds the largest share of the chemotherapy market both in terms of approved products and annual sales, and therefore dominates the marketplace. Other companies maintaining an active oncology marketing and sales presence include Schering-Plough Corporation, Pharmacia & Upjohn, AstraZeneca, Hoffmann-La Roche, Inc., Johnson & Johnson, Amgen, Inc., Chiron Corporation, Aventis SA, Eli Lilly and Company, Genentech and GlaxoSmithKline p.l.c. Many of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the Company and may be better equipped than the Company to develop, market and manufacture these therapies. No assurance can be given that the oncology drugs developed by the Company will be able to compete successfully against therapies already established in the marketplace or against new therapies that may result from advances in biotechnology or other fields which may render the Company's oncology drugs less competitive or obsolete. In addition, the Company's oncology drugs may become subject to generic competition in the future.

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

Officers of the Company

Name	Age	Position	Officer Since
Wayne T. Hockmeyer	58	Chairman	1988
David M. Mott	37	Chief Executive Officer and Vice Chairman	1992
Melvin D. Booth	57	President and Chief Operating Officer	1998
James F. Young, Ph.D.	50	President, Research and Development	1989
Franklin H. Top, Jr., M.D.	67	Medical Director	1988
Armando Anido	45	Senior Vice President, Sales and Marketing	1999
Edward J. Arcuri, Ph.D.	52	Senior Vice President, Manufacturing	2002
Edward M. Connor, M.D.	50	Senior Vice President, Clinical Development	1999
Gregory S. Patrick	51	Senior Vice President and Chief Financial Officer	2001
Gail Folena-Wasserman	48	Senior Vice President, Development	2002

        Wayne T. Hockmeyer, Ph.D.—Dr. Hockmeyer founded MedImmune, Inc. in April 1988 as President and Chief Executive Officer and was elected to serve on the Board of Directors in May 1988. He became Chairman of the Board of Directors in May 1993. He relinquished his position as Chief Executive Officer in October 2000 and now serves as the Chairman of the Board of Directors and President of MedImmune Ventures, Inc. Dr. Hockmeyer earned his bachelor's degree from Purdue University and earned his Ph.D. from the University of Florida in 1972. In 2002 Dr. Hockmeyer was awarded a Doctor of Science honoris causa from Purdue University. From 1966 to 1986 he served as a commissioned officer in the United States Army. From 1980 to 1986 he was Chairman of the Department of Immunology at the Walter Reed Army Institute of Research. In 1986, Dr. Hockmeyer joined Praxis Biologics as Vice President of Research and Development and was there until founding MedImmune, Inc. in 1988. Active in other leadership roles, Dr. Hockmeyer is a member of the Maryland Economic Development Commission and the Maryland Technology Development Corporation. He is a member of the Board of Directors of Advancis Pharmaceutical Corp., Diversa Corporation, GenVec, Inc., InterMune Pharmaceuticals, Inc., Idenix Pharmaceuticals, Inc., and TolerRx Inc. Dr. Hockmeyer is also a member of the Board of Directors of the Biotechnology Industry Organization.

        David M. Mott—Mr. Mott was appointed Chief Executive Officer and Vice Chairman in October 2000. He joined the Company in April 1992 as Vice President with responsibility for business development, strategic planning and investor relations. In 1994, Mr. Mott assumed additional responsibility for the medical and regulatory groups, and in March 1995 was appointed Executive Vice President and Chief Financial Officer. In November 1995, Mr. Mott was appointed to the position of President and Chief Operating Officer and was elected to the Board of Directors. In October 1998, Mr. Mott was appointed Vice Chairman. Prior to joining the Company, he was a Vice President in the Health Care Investment Banking Group at Smith Barney, Harris Upham & Co., Inc. Mr. Mott is

Chairman of the Board of Directors of Conceptis Technologies and also serves on the Board of Trustees of St. James School and on the Board of Governors of Beauvoir, the National Cathedral Elementary School. He holds a bachelor of arts degree from Dartmouth College.

        Melvin D. Booth—Mr. Booth joined the Company in October 1998 as President and Chief Operating Officer and was elected to serve on the Board of Directors in November 1998. Prior to joining the Company, Mr. Booth was President, Chief Operating Officer and a member of the Board of Directors of Human Genome Sciences, Inc. from July 1995 until October 1998. Prior to that time, Mr. Booth was employed at Syntex Corporation from 1975 to 1995, where he held a variety of positions, including President of Syntex Laboratories, Inc. from 1993 to 1995 and Vice President of Syntex Corporation from 1992 to 1995. From 1992 to 1993, he served as the President of Syntex Pharmaceuticals Pacific. From 1991 to 1992, he served as an area Vice President of Syntex, Inc. From 1986 to 1991, he served as the President of Syntex, Inc., Canada. Mr. Booth is a past Chairman of the Pharmaceutical Manufacturers Association of Canada, and is currently a board member of NovaScreen Biosciences Corporation, Focus Technologies, Inc., and Spacehab, Inc. Mr. Booth graduated from Northwest Missouri State University and holds a Certified Public Accountant Certificate.

        James F. Young, Ph.D.—Dr. Young was promoted to the position of President, Research and Development, in December 2000. He joined MedImmune in 1989 as Vice President, Research and Development. In 1995, he was promoted to Senior Vice President and in 1999 he was promoted to Executive Vice President, Research and Development. Dr. Young received his doctorate in microbiology and immunology from Baylor College of Medicine in Houston, Texas, and bachelor of science degrees in biology and general science from Villanova University. Dr. Young is a member of the Board of Directors of Iomai Corporation.

        Franklin H. Top, Jr., M.D.—Dr. Top became the Company's Medical Director in 1990. Dr. Top joined the Company in June 1988 as Executive Vice President and was elected to the Board of Directors in July 1988. Prior to joining the Company, Dr. Top served as Senior Vice President for Clinical and Regulatory Affairs at Praxis Biologics from 1987 to 1988. Prior to 1987, Dr. Top served for 22 years in the U.S. Army Medical Research and Development Command, where he was appointed Director, Walter Reed Army Institute of Research in 1983. Dr. Top holds a doctorate of medicine cum laude and a bachelor of science degree in biochemistry from Yale University.

        Armando Anido—Mr. Anido joined the Company in 1999 as Senior Vice President, Sales and Marketing. Prior to joining the Company, Mr. Anido was Vice President of CNS Marketing at Glaxo Wellcome, Inc. from 1996 to 1999. Prior to this time, Mr. Anido served in various positions at Lederle Laboratories from 1989 to 1995, culminating in his service as the Vice President of Anti-Infectives Marketing. Mr. Anido is a registered pharmacist, and holds a Bachelor of Science in pharmacy and a Master of Business Administration degree from West Virginia University.

        Edward J. Arcuri, Ph.D.—Dr. Arcuri was appointed Senior Vice President, Manufacturing, in February 2002 following the Company's acquisition of Aviron. Dr. Arcuri was Senior Vice President, Operations, of Aviron since May 2000. He joined Aviron as Vice President, Manufacturing, in July 1999. Prior to joining Aviron, Dr. Arcuri served as Vice President, Manufacturing Operations and Process Development for North American Vaccine, Inc., or NAVA, from January 1995 to July 1999. Prior to joining NAVA, Dr. Arcuri served as Senior Director, Biological Manufacturing, at Merck & Co., Inc. from 1991 to 1994. Dr. Arcuri holds a B.S. degree in Biology from the State University of New York at Albany and a master's degree and Ph.D. in Biology from Rensselaer Polytechnic Institute.

        Edward M. Connor, M.D.—Dr. Connor was promoted to Senior Vice President, Clinical Development, in 1999. He joined the Company in 1994 as the Director of Clinical Studies and was promoted in 1995 to Vice President of Clinical Development. Dr. Connor holds a bachelor's degree in biology from Villanova University and a medical degree from University of Pennsylvania School of Medicine. He is board certified in pediatrics and is a consultant in pediatric infectious diseases.

        Gregory S. Patrick—Mr. Patrick joined the Company in February 2001 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, he was Chief Financial Officer for Ventiv Health, Inc., a spin-off of global marketer Snyder Communications, from 1999 through 2001. Prior to this time, Mr. Patrick was employed by Merck & Company, Inc. from 1985 to 1999. During this period, Mr. Patrick held a series of positions, including Vice President and Group Controller in 1999, and Vice President and Controller of the manufacturing division from 1991 to 1999. Mr. Patrick received a master of business administration degree in finance from New York University, and a master of engineering degree and a bachelor of science degree in environmental engineering with a minor in chemical engineering from Rensselaer Polytechnic Institute.

        Gail Folena-Wasserman, Ph.D.—Dr. Folena-Wasserman was promoted to Senior Vice President, Development in February 2002. She joined the Company in 1991 as Director, Development and was promoted to Vice President, Development in October 1995. Prior to joining the Company, she spent nine years in natural products isolation and biopharmaceutical process development at SmithKline Beecham Pharmaceuticals. Her responsibilities currently include oversight of all cell culture and purification process development, clinical manufacturing, analytical methods development, and quality control for investigational products. Dr. Folena-Wasserman holds a bachelor's degree in biology and chemistry from Montclair State College in New Jersey, and has a master's degree in biochemistry and a doctorate in chemistry from Pennsylvania State University.

Employees

        The Company considers relations with its employees to be good. As of December 31, 2002, the Company had 1,505 full-time permanent employees and approximately 100 temporary employees.

        Approximately 100 of the Company's employees in England are members of a labor union, with which the Company renegotiates annually. There can be no guarantee that the annual negotiations will lead to an outcome that is favorable to the Company. If negotiations would break down between the Company and the union, there can be no guarantee that the Company would be able to manufacture adequate supply of FluMist.

Risk Factors

        In addition to the other information included in this report, you should consider the following risk factors. This report contains forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may affect our business and prospects. MedImmune's results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors that are listed below or discussed elsewhere in this report and our other filings with the Securities and Exchange Commission.

The seasonal nature of the Company's business can exaggerate the consequences of any factor that adversely affects its sales and may cause significant fluctuations in quarterly operating results.

        Synagis accounted for approximately 85% of the Company's total product sales in 2002. Synagis is used to protect high-risk infants from serious lower respiratory tract disease caused by RSV. Because RSV occurs primarily during the winter months, the major portion of Synagis sales occurs during the first and fourth quarters of the calendar year. This high concentration of product sales in a portion of the year exaggerates the adverse consequences on the Company's profits of any manufacturing or supply delays, any sudden loss of inventory, any inability to satisfy product demand, or of any unsuccessful sales or marketing strategies during the RSV season and may cause quarter-to-quarter operating results to vary widely. Furthermore, the Company's current product base would limit its ability to offset in the second and third quarters any lower-than-expected Synagis sales during the RSV season, which could cause annual financial results to be below expectations. In addition, this seasonality will be relevant to FluMist, which, if approved by the FDA, is expected to be sold primarily in the third and fourth quarters of the year, which is the most common time for yearly influenza vaccines.

If the Company is unable to successfully commercialize FluMist, the anticipated benefits of its acquisition of MedImmune Vaccines will not be realized.

        In January 2002, the Company acquired MedImmune Vaccines for approximately $1.6 billion. The principal asset of MedImmune Vaccines was its lead product candidate, FluMist, which is a vaccine delivered as a nasal mist for the prevention of influenza. FluMist is not currently approved for marketing, but its Biologic License Application ("BLA") is under review at the FDA. There can be no assurance that the FDA will approve FluMist for marketing. Even if it were approved for marketing, there can be no assurance that FluMist would achieve commercial success. Indeed, there are a number of issues which could impact the Company's ability to commercialize FluMist, including: inability to perform the complex annual update of the FluMist formulation for new influenza strains (because the FDA may delay selection of strains, or because difficulties or delays may be experienced in the technically demanding process followed each year to update the formulation of FluMist); if there are difficulties with the manufacturing process or a sudden loss of inventory, it could cause significant loss in sales due to the seasonal nature, and there may not be sufficient quantities of vaccine; if the market demand for FluMist exceeds manufacturing capacity, revenues may be limited; and FluMist acceptance may be limited by a number of factors, including perceived effectiveness of competing influenza vaccines (including the inactivated influenza vaccine), unfavorable publicity concerning other vaccines, pricing of FluMist, broad accessibility to FluMist, reimbursement policies of government and third-party payors, the frozen storage requirements for those distributing and shipping the product and the requirement of frozen storage capacity by those administering the vaccine. The Company will not realize the anticipated benefits of the MedImmune Vaccines acquisition unless FluMist achieves commercial success. In addition, if manufacturing problems are encountered, or the Company is unable to fully utilize its capacity, it may not recover its investment in manufacturing facilities for FluMist in Pennsylvania and England.

If the Company fails to manage its growth properly, the business will suffer.

        As a result of the MedImmune Vaccines acquisition and the recent expansion of marketing efforts for Synagis and Ethyol, the Company's workforce has expanded from 877 full-time permanent employees at December 31, 2001 to 1,505 full-time permanent employees at December 31, 2002. To accommodate its rapid growth and compete effectively, MedImmune will need to continue to improve its management, operational and financial information systems and controls, generate more revenue to cover a higher level of operating expenses, continue to attract and retain new employees, accurately anticipate demand for products manufactured and maintain adequate manufacturing capacity. This rapid growth and increased scope of operations present risks not previously encountered and could result in substantial unanticipated costs and time delays in product manufacture and development, which could materially and adversely affect the business.

There are certain inherent risks in the manufacture of biotechnology and pharmaceutical products.

        MedImmune's manufacturing operations expose it to a variety of significant risks, including: product defects; contamination of product or product loss; environmental problems resulting from our production process; sudden loss of inventory and the inability to manufacture products at a cost that is competitive with third party manufacturing operations. Furthermore, MedImmune has not produced FluMist for a sustained period for commercial use. In addition, some of the Company's facilities are unionized and may be subject to manufacturing interruptions due to labor action.

        As is common in the industry, the Company relies upon license agreements and supply contracts with third parties, who, in turn may rely upon others for the fulfillment of their contractual obligations to the Company. There can be no guarantee that the companies from which MedImmune has licensed technology or from which it secures supplies will be able to comply with their contractual obligations, or that the Company will be able to protect its license or sublicense rights.

The Company is dependent on third party manufacturers and suppliers that may not perform as expected.

        For the foreseeable future, MedImmune expects to be dependent on a limited number of contract manufacturers for some or all of its current and future products. These suppliers also rely upon other suppliers in the supply chain, and in some instances those suppliers may provide heavily concentrated services or goods, and there may be no back up supplier. In addition, in many instances the Company does not have redundant operational or manufacturing capacities, such that it often has only a single source provider for the supply of certain material or the manufacturing process at issue, which may create significant business interruption risk. Although now able to produce the majority of the worldwide supply of Synagis, the Company is unable to produce all of the required supply. Accordingly, it depends on Boehringer Ingelheim to produce a portion of Synagis. BI's facility is subject to inspection and approval by both United States and foreign regulatory authorities to maintain its license to manufacture Synagis. Should BI be unable to supply Synagis for any reason, there can be no assurance that an alternate manufacturer could be secured on a timely basis without increased cost or at all. In addition, since the Company does not have the capability to fill and package Synagis produced at the Frederick Manufacturing Center, the Company depends on Chiron for that portion of the manufacturing process. Chiron's facility is similarly subject to inspection and approval by United States regulatory authorities to maintain its license to fill and package products. Should Chiron be unable to fill and package Synagis for any reason, there can be no assurance that an alternate source could be secured to fill and package Synagis on a timely basis without increased cost or at all.

        The Company relies on a limited number of suppliers to obtain substantially all of the plasma used as raw material for the production of CytoGam and RespiGam. The Company relies upon the State Lab of Massachusetts to manufacture all of the bulk product for CytoGam and to produce all of RespiGam. The Company also relies on Precision Pharma, Inc. to make the intermediate product component for CytoGam and relies upon Aventis Pasteur to package and fill its plasma-derived products. The manufacturing arrangements with the State Lab are renegotiated annually. The Company cannot guarantee that any new arrangements will have terms favorable to it. The Company also cannot guarantee that the contractors upon which it relies to produce its plasma-derived products will be able to meet their obligations.

        The Company depends on third parties to manufacture the drug substance for Ethyol. There can be no assurance that third party manufacturers will give the Company's orders highest priority, or that substitute manufacturers could be found without significant delays or increased costs.

        The Company depends on Specific Pathogen-Free Avian Supply, a division of Charles River Laboratories, for the supply of pathogen-free hens' eggs for bulk manufacture of FluMist. Should Specific Pathogen-Free Avian Supply be unable to supply the eggs for any reason, there can be no assurance that an alternate egg source could be secured on a timely basis, without increased cost or at all. The Company also relies upon Becton Dickinson as the sole source for the custom-made AccuSprayers used to deliver FluMist intranasally. If for any reason, Becton Dickinson would be unable to supply the sprayers in a timely manner, there can be no assurance that a substitute manufacturer could be found without significant delays or increased costs, or that the Company would be able to meet product demand for the following influenza season.

        Because the Company's various manufacturing processes and those of its contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in the Company's and the

Company's contractors' manufacturing of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation.

The Company relies upon a limited number of pharmaceutical wholesalers and distributors that could impact the ability to sell the Company's products.

        In the U.S., the Company relies upon specialty distributors and wholesalers to deliver its currently marketed products to the end users, including physicians, hospitals, and pharmacies. There are a relatively small number of specialty distributors and wholesalers who provide such services. There can be no assurances that these distributors and wholesalers will adequately provide their services to either the end users or to the Company, nor can there be any guarantee that these service providers will remain solvent. Given the high concentration of sales to certain pharmaceutical distributors and wholesalers, the Company could experience a significant loss if one of the top four or five customers declared bankruptcy or was otherwise unable to pay its obligations to MedImmune.

        The Company's products are sold outside the United States through distributors. Abbott International serves as the Company's exclusive distributor for Synagis outside of the United States. Scherico is the exclusive distribution partner for Ethyol in the countries comprising the European Territories. Scherico and other affiliates of Schering-Plough have various other licensing and distribution arrangements for Ethyol and NeuTrexin outside of the United States. There can be no guarantee that these distributors will adequately provide services to the Company.

Research and development activities are costly and may not be successful.

        A considerable portion of the Company's annual operating budget is spent on research, development and clinical activities. In 2002, approximately $144.2 million was spent on research and development projects, including costs of clinical trials. Currently, numerous products are being developed that may never reach clinical trials, achieve success in the clinic, be submitted to the appropriate regulatory authorities for approval, or be approved for marketing or manufacturing by the appropriate regulatory authorities. There is also no guarantee that the Company will be able to generate additional product candidates for its pipeline, either through internal research and development, or through the successful in licensing of products or technology.

        Further, the Company relies on numerous third parties to assist in various states of the development process. Third-party contract costs are typically substantial. In addition, the third party contractors used may be unable to complete their work in a timely fashion or in a manner that is satisfactory. Should they be unable to meet the Company's needs, it may have to incur substantial additional costs, which could have a material adverse effect on business.

The Company is dependent on third party marketing partners that may not perform as expected.

        The Company depends on strategic alliances with marketing partners to accomplish many of its sales goals such as its agreement with Abbott Laboratories under which Abbott's Ross Products Division co-promotes Synagis with the Company in the United States. Likewise, MedImmune has an agreement with Wyeth relative to the commercialization of FluMist. The Company also relies on various strategic alliances with marketing partners for international sales of its products, such as Abbott International for Synagis, and various affiliates of Schering-Plough for Ethyol. At this point, the Company has no infrastructure or ability to commercialize a product internationally without the assistance of these international distributors. If the Company's marketing partners, either in the U.S. or international, fail to devote sufficient effort and attention to achieving those goals, its product sales would be adversely affected.

The Company is dependent upon developing non-traditional marketing channels to market its products.

        Certain of the Company's products, including FluMist, are dependent upon the creation of non-traditional marketing channels to realize full commercial potential. This includes selling through chain pharmacies and employer health plans, as a complement to traditional detailing to physicians. We cannot assure you that we will successfully develop these marketing channels.

Patent protection for the Company's products may be inadequate or costly to enforce.

        The Company may not be able to obtain effective patent protection for its products in development. The biotechnology industry is one in which there are extensive patent filings. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, such patents will afford protection against competitors with similar technology. Litigation could be necessary from time to time to enforce MedImmune's intellectual property rights. There has been substantial litigation regarding patent and other intellectual property rights in the biotechnology industry. The Company is not aware at this time of any infringement of its patents. If required to litigate, there could be substantial cost involved and significant diversion of the Company's business efforts. In addition, the FluMist donor strain is not protected by patents, and is instead, protected by trade secrets associated with the technology of creating cold-adapted, temperature sensitive live influenza vaccines. There can be no assurances that a competitor will not create a competing influenza vaccine based upon similar technologies.

If the Company fails to obtain any required patent licenses from third parties, its product development efforts could be limited.

        The Company believes that there are patents issued to third parties and/or patent applications filed by third parties that could apply to each of its products and product candidates. These patents and/or applications could limit the Company's ability to manufacture, use or sell its products. In such a case, the Company may be required to obtain a patent license to avoid infringing a third party's intellectual property rights. Such licenses could impose significant royalty burdens on the Company. If such a license were necessary, there can be no assurance that it would be available on terms acceptable to the Company or at all, which could have a material adverse effect on its business.

Technological developments by competitors may render the Company's products obsolete.

        If competitors were to develop superior products or technologies, the Company's products or technologies could be rendered noncompetitive or obsolete. Developments in the biotechnology and pharmaceutical industries are expected to continue at a rapid pace. Success depends upon achieving and maintaining a competitive position in the development of products and technologies.

        Synagis is marketed for the prevention of serious lower respiratory tract disease caused by RSV in pediatric patients at high risk of RSV. Synagis accounted for approximately 85% of the Company's product sales in 2002. The Company is not aware of any competing product being marketed anywhere in the world for the prevention of RSV disease other than RespiGam. Nevertheless, competition from other biotechnology and pharmaceutical companies can be intense. Many competitors have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. Were a competitor to develop a better product or technology, the Company's products or technologies could be rendered obsolete, decreasing product sales and resulting in a material adverse effect on the Company's business.

Compliance with government regulations is costly and time-consuming.

        Substantially all of the Company's products require costly and time-consuming regulatory approval by governmental agencies. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing for safety and efficacy and approval processes by the FDA in the United States, as well as regulatory authorities in foreign countries. There can be no assurance that required approvals will be obtained. If the Company is unable to obtain these approvals on a timely basis or at all, its ability to successfully market products directly and through collaborators, and to generate revenues from sales or royalties, would be impaired.

        All approved products are subject to continuing regulation. If the Company were to fail to comply with applicable requirements, it could be subject to: fines, recall or seizure of products; total or partial suspension of production; refusal by the government to approve our product license applications; restrictions on our ability to enter into supply contracts; and criminal prosecution.

        The FDA also has the authority to revoke product licenses and establishment licenses previously granted. The FDA also has the authority to limit the approved indications/uses for which a product is sold. Many products have multiple indications (uses) for which they can be promoted. Certain products are approved under the FDA's Accelerated Approval Regulations, which require additional studies to verify and describe the clinical benefit of an approved indication. If the FDA does not believe that an additional study meets the requirements of accelerated approval, it may withdraw the approval of a certain indication, thus precluding the Company from promoting the product in that indication/use. Should the FDA revoke any product or establishment licenses granted to the Company, or limit the indications for which a product is sold, it could have a material adverse effect on its business.

The Company's products may receive further scrutiny after approval by regulatory agencies for adverse events relating to the product.

        Prior to approval by the FDA, as well as international regulatory agencies, drug products are subject to rigorous preclinical and clinical testing for safety and efficacy. From these trials, a product's "adverse event profile" is identified. This profile is disclosed on each product's Package Insert, which is printed material accompanying the product to inform physicians and patients as to what side effects they might encounter with a given product's use. Following approval, MedImmune monitors all of its drug products to maintain a current safety database, tracking identified adverse events from a drug's use in broader populations. Such adverse events are reported to the appropriate regulatory authorities. Periodically, discussions with regulatory agencies may occur regarding adverse event reports. Such discussions may result in changes to the disclosure in the Package Inserts for the Company's products and communications with health care professionals to apprise them of such changes. During 2002, modifications were made to the Package Inserts for NeuTrexin, Ethyol and Synagis reflecting information gained from product use.

Product liability claims may result from clinical trials or sales of the Company's products and product recalls may be necessary.

        As a developer, tester, manufacturer, marketer and seller of healthcare products, MedImmune is potentially subject to product liability claims. Its blood products, such as CytoGam and RespiGam, involve heightened risks of claims, including the risk of claims resulting from the transmission of blood-borne diseases. All vaccine products carry risk and the potential for adverse events after introduction to the market is an issue for all vaccines. Indeed, a vaccine could be licensed by the FDA and still be associated with adverse events that reduce or eliminate revenue. For example, in 1998 the FDA approved the use of a vaccine to prevent infant diarrhea, but the product was subsequently withdrawn from the market due to a possible link between a serious bowel disorder and the vaccine, an adverse event that occurred at a frequency not detectable in the clinical trials. In addition, there are a number of theoretical risks related to a live virus vaccine, including reversion to wild type, or recombining to form a new strain that may cause disease. A weakened, live virus may also cause disease resembling a wild-type infection in people with an immune system that is not working properly because of a pre-existing disease or compromised immune system.

        Defending a product liability claim could be costly and divert focus from business operations. Although the Company carries insurance that it regards as reasonably adequate to protect it from potential claims, there can be no assurance that the Company will be able to maintain its current product liability insurance at a reasonable cost, or at all. If a claim were successful, there is no guarantee that the amount of the claim would not exceed the limit of the Company's insurance coverage. Further, a successful claim could result in the recall of some or all of MedImmune's products, or could reduce revenues related to the product. Any of these occurrences could have a material adverse effect on the Company's business, or result in a clinical trial interruption or cancellation. Additionally, blood products like CytoGam and RespiGam are occasionally recalled from the market because of risks of contamination from infectious agents or for other reasons that are often beyond the Company's control. Any such recall of MedImmune's blood products would adversely affect sales.

Restrictions on marketing could impact the Company's ability to promote its products.

        Restrictions on promotion in patient populations as a result of the FDA warning letters on promotional materials could affect sales of the Company's products and could lead to holds on current and future New Drug Applications or Biological License Applications and supplements filed with the FDA.

The loss of key personnel could harm the Company's business.

        MedImmune's success depends upon the continued contributions of its executive officers and scientific and technical personnel. Many key responsibilities have been assigned to a relatively small number of individuals. Our key personnel include Mr. David M. Mott, Chief Executive Officer and Vice Chairman of the Board; Mr. Melvin D. Booth, President and Chief Operating Officer; and Dr. James F. Young, President, Research and Development. The Company has an employment agreement with each of them. The competition for qualified personnel is intense, and the loss of services or certain key personnel could adversely affect the Company's business. MedImmune does not maintain or intend to purchase "key man" life insurance on any of its personnel.

The Company may not be able to hire or retain highly qualified personnel or maintain key relationships.

        The success of the Company's business depends, in large part, on its continued ability to attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, and on its ability to develop and maintain important relationships with leading research institutions and key distributors. Competition for these types of personnel and relationships is intense among pharmaceutical, biopharmaceutical and biotechnology companies, and the Company's inability to attract and retain such employees and relationships could have a material effect on its business.

Fluctuations in MedImmune's common stock price over time could cause stockholders to lose investment value.

        The market price of MedImmune's common stock has fluctuated significantly over time, and it is likely that the price will fluctuate in the future. During 2002, the daily price of MedImmune common stock on the Nasdaq stock market ranged from a high of $48.35 to a low of $20.37. Investors and analysts have been, and will continue to be, interested in the Company's reported earnings, as well as how the Company performs compared to their expectations. Announcements by the Company or others regarding operating results, existing and future collaborations, results of clinical trials, scientific discoveries, commercial products, patents or proprietary rights or regulatory actions may have a significant effect on the market price of the Company's common stock. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many biotechnology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of MedImmune common stock.

Changes in foreign currency exchange rates or interest rates could result in losses.

        The Company has entered into a supplemental manufacturing contract denominated in Euros. Fluctuations in the Euro—U.S. Dollar exchange rate would lead to changes in the U.S. Dollar cost of manufacturing. To reduce the risk of unpredictable changes in these costs, the Company may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under this contract, the forward foreign exchange contracts may not mitigate the potential adverse impact on the Company's financial results.

        Expenditures relating to the Company's manufacturing operations in England and the Netherlands are paid in local currency. MedImmune has not hedged its expenditures relating to these manufacturing operations, and therefore foreign currency exchange rate fluctuations may result in increases or decreases in the amount of expenditures recorded. Additionally, certain of the Company's distribution agreements outside the United States provide for it to be paid based upon sales in local currency. As a result, changes in foreign currency exchange rates could adversely affect the amount the Company expects to collect under these agreements.

Government investigations or litigation could impact MedImmune's business.

        The Federal Government, state governments and private payors are investigating and have begun to file actions against numerous pharmaceutical and biotechnology companies alleging that the reporting of prices for pharmaceutical products has resulted in a false and overstated Average Wholesale Price (AWP), which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and others to health care providers who prescribed and administered those products. These same payors are also alleging that companies are not reporting their "best price" to the states under the Medicaid program. One of these cases was recently brought against the Company and is described in Note 20 to the Consolidated Financial Statements. These cases could have an adverse effect on the Company's financial results.

The success of the Company's products may be limited by government and third-party payors.

        The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may negatively affect sales of the Company products. For example, the Company believes that approximately one-third of Synagis sold in the United States during 2002 was covered by Medicaid reimbursement programs. In many foreign markets, pricing of pharmaceutical products is subject to governmental control and pricing pressure on pharmaceutical products will remain. In the United States there have been, various federal and state proposals to implement similar government controls over pricing and profitability and the Company expects that similar proposals will continue to be advanced. The adoption by the federal government or state governments of any such proposals, and the continued pricing pressures in foreign markets could limit the commercial success of the Company's existing or any future products.

ITEM 2.    PROPERTIES

        The Company's principal executive and administrative offices and research and development facilities are located in Gaithersburg, Maryland. The facilities occupy approximately 119,000 square feet (including the facilities on West Watkins Mill Road and at the Wind River facility) and are leased until 2006. In March 2002, the Company paid approximately $13.4 million to acquire rights to 25 acres of land in Gaithersburg, Maryland, which is the site of the Company's new corporate headquarters. The Company has contracted with a designer and general contractor for the construction of the first phase of the new facility, at a total estimated cost of approximately $85 million. The construction project broke ground in March 2002. The Company expects to take occupancy of the first phase, which will feature a complex totaling 220,000 square feet, in the fall of 2003. At that time, the Company may sublease some portion of its current facilities.

        The Company also owns 56,000 square feet of administrative and warehouse space and a 91,000 square foot biologics facility in Frederick, Maryland. The biologics facility includes a cell culture production area used for manufacture of products such as Synagis. Until December 2002, this facility was also used for the manufacture of immune globulins and by-products from human plasma. In addition, in Nijmegen, the Netherlands, the Company owns an 18,000 square foot manufacturing facility on 36,000 square feet of land and leases approximately 9,000 square feet of warehouse space through December 2005.

        MedImmune Vaccines occupies 102,000 square feet of office and laboratory space in Mountain View, California, which is leased through October 2005 with two options to extend for successive five-year periods. In addition, MedImmune Vaccines leases approximately 55,000 square feet of space in Philadelphia, Pennsylvania, pursuant to a lease agreement through December 2004, with options to extend for up to two terms of three years each. MedImmune Vaccines also occupies approximately 72,000 square feet of office, laboratory and warehouse space in Bensalem, Pennsylvania, pursuant to a lease agreement through June 2008. Additionally, in Santa Clara, California, MedImmune Vaccines leases approximately 72,000 square feet of office, laboratory and manufacturing space through January 2019, with an option to renew for seven years and approximately 22,500 square feet of office space, expiring in October 2004.

        MedImmune Vaccines occupies approximately 8,900 square feet of a manufacturing facility in Speke, England, pursuant to a sublease expiring in June 2006, and leases approximately eight acres of land near to the existing site, which includes a 60,700 square foot structure, through 2025. In addition, MedImmune Vaccines leases approximately 5,100 square feet of office space in Speke under short-term leases.

        The Company believes that its current facilities and anticipated additions are adequate to meet its research and development, commercial production, and administrative needs for the near term.

ITEM 3.    LEGAL PROCEEDINGS

        Information with respect to legal proceedings is included in Note 20 of Item 8 Financial Statements and Supplementary Data and is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

PART II

ITEM 5.    MARKET FOR MEDIMMUNE, INC.'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The Company's common stock trades on The Nasdaq Stock Market under the symbol "MEDI". At February 25, 2003, the Company had 1,976 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are generally held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

        The following table shows the range of high and low prices and year-end closing prices for the common stock for the two most recent fiscal years.

	2002		2001
	High	Low	High	Low
First Quarter	$48.35	$37.30	$54.56	$27.63
Second Quarter	41.05	24.80	48.05	29.19
Third Quarter	30.43	20.37	48.08	29.51
Fourth Quarter	29.24	20.45	48.95	33.47
Year End Close	$27.17		$46.35

        The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any earnings to fund future growth, product development and operations.

ITEM 6.    SELECTED FINANCIAL DATA

	2002	2001		2000		1999		1998
	(in thousands, except per share data)
RESULTS FOR THE YEAR
Total revenues	$847,739	$618,679		$540,495		$383,375		$227,221
Gross profit	585,034	440,822		368,483		266,622		107,988
(Loss) earnings before cumulative effect of a change in accounting principle	(1,098,015) (1)	148,960		144,977		93,371	(2)	47,187	(3)
Net (loss) earnings	(1,098,015) (1)	148,960		111,156		93,371	(2)	47,187	(3)
Basic (loss) earnings per share
(Loss) earnings before cumulative effect of a change in accounting principle	(4.40)	0.70		0.69		0.49		0.28
Net (loss) earnings	(4.40)	0.70		0.53		0.49		0.28
Diluted (loss) earnings per share
(Loss) earnings before cumulative effect of a change in accounting principle	(4.40)	0.68		0.66		0.44		0.24
Net (loss) earnings	(4.40)	0.68		0.50		0.44		0.24
YEAR END POSITION
Cash and marketable securities	$1,423,056	$777,690	(4)	$526,254		$270,394		$176,860
Total assets	2,188,289	1,236,855	(4)	1,016,597	(4)	657,210	(4)	409,249	(4)
Long-term debt	218,356	9,544		10,302		11,856		87,910
Shareholders' equity	1,677,234	1,044,273		843,582		537,079		248,566

PRO FORMA RESULTS

        The following data represents the Company's pro forma financial results assuming retroactive adoption of the change in accounting principle (SAB 101)

	2000	1999		1998
	(in thousands, except per share data)
Total revenues	$540,495	$385,222		$204,209
Net earnings	144,977	94,505	(2)	33,058	(3)
Earnings per share
Basic	0.69	0.50		0.19
Diluted	0.66	0.45		0.17

(1)
Includes a charge for acquired in-process research and development, in connection with the Company's acquisition of MedImmune Vaccines, Inc. (formerly Aviron) on January 10, 2002, and the results of operations of MedImmune Vaccines from the acquisition date.
(2)
Includes deferred income tax benefit of $40,973.
(3)
Includes deferred income tax benefit of $47,428.
(4)
Certain prior year amounts have been reclassified to conform to the current year presentation.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

2002 Quarter Ended(1)

	Dec. 31	Sept. 30	June 30	March 31
Net sales	$348,730	$59,233	$57,330	$320,668
Gross profit	265,618	36,937	41,688	240,791
Net earnings (loss)	84,591	(36,292)	(29,456)	(1,116,858	)(2)
Net earnings (loss) per share:
Basic	$0.34	$(0.14)	$(0.12)	$(4.54	)(2)
Diluted	$0.33	$(0.14)	$(0.12)	$(4.54	)(2)

2001 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31
Net sales	$276,021	$39,991	$28,315	$235,202
Gross profit	213,584	23,651	21,188	182,399
Net earnings (loss)	98,506	(18,974)	(9,223)	78,651
Net earnings (loss) per share:
Basic	$0.46	$(0.09)	$(0.04)	$0.37
Diluted	$0.45	$(0.09)	$(0.04)	$0.36

(1)
Includes the results of operations of MedImmune Vaccines beginning January 10, 2002.
(2)
Includes a $1,179.3 million charge for acquired in-process research and development in connection with the Company's acquisition of MedImmune Vaccines.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Readers are referred to the "Forward Looking Statements" and "Risk Factors" sections in Part I, Item 1 of this document.

OVERVIEW

        Since 1988, MedImmune has been focused on using biotechnology to produce innovative products to prevent or treat infectious disease, autoimmune disease and cancer. Having made significant advances in the last several years, MedImmune is now a fully integrated company with the ability and infrastructure to take a product from discovery through development, manufacturing, and into the market via our oncology, pediatric, and hospital-based sales forces.

        During January 2002, we acquired Aviron (the "Acquisition"), a biopharmaceutical company focused on preventing disease through innovative vaccine technologies. The operating results of Aviron, which was subsequently renamed MedImmune Vaccines, Inc., have been included in our consolidated operating results beginning January 10, 2002.

        MedImmune currently actively markets three products: our flagship product Synagis, which we launched in the United States in 1998, Ethyol and CytoGam. Our leading product candidate, FluMist, an influenza vaccine delivered as a nasal mist, is under regulatory review by the FDA.

CRITICAL ACCOUNTING ESTIMATES

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

        We believe the following critical accounting estimates have the greatest impact on the preparation of our consolidated financial statements:

        Acquired In-Process Research and Development—We recorded a charge of $1,179.3 million during the year ended December 31, 2002 for the write-off of purchased in-process research and development in conjunction with the Acquisition. The write-off represents the fair value of purchased in-process technologies at the acquisition date, calculated as the sum of probability-adjusted commercial scenarios. This method is based upon management's estimates of the probability of FDA approval and commercial success for FluMist. As with all biotechnology products, the probability of FDA approval and commercial success for any particular research and development project is highly uncertain. Management's projections were based on assumptions, which may or may not remain valid for the relevant period, including the estimated impact of four "key" factors: price per dose; dose volume; launch date; and the potential failure of the frozen or liquid formulations of the influenza vaccine. Based on current information, management believes that the estimates and assumptions underlying the fair value analysis are reasonable.

        Inventory Reserves—Most of the inventory components for FluMist have expiration dates that range from 9 to 24 months. Through September 2002, we produced inventory in anticipation of a possible launch of FluMist for the 2002/2003 flu season. At that time, we recognized that FDA approval would not be received in time for a launch for the 2002/2003 flu season, and we recorded a full reserve for the inventory components we believed would not be used prior to reaching their expiration dates. In the fourth quarter of 2002, we began production of certain inventory components in anticipation of a possible launch of FluMist for the 2003/2004 flu season, as FDA approval is expected to be received in the second quarter of 2003 if not sooner. With respect to all inventory components on hand as of December 31, 2002, we reviewed the following assumptions to determine the amount of any additional reserves: the expected date of approval; the expected sales volume; the concentration of viral material in our vaccine; potential changes in the influenza strains recommended by the Centers for Disease Control and Prevention for each season's vaccine; anticipated changes in the manufacturing process and other variables associated with product launch efforts. As of December 31, 2002, we have $62.5 million of inventory against which we have a reserve of $47.5 million, resulting in a net inventory balance of $15.0 million. Should FluMist be approved for the 2003/2004 flu season and sales levels are higher than expected, we may be able to utilize more inventory than anticipated, and as such, our margins would be favorably impacted in these periods when the inventory is sold. Conversely, should FluMist not be approved, or if sales levels are lower than expected, we may have further reserves or writedowns for obsolete inventory.

        For our other products, we periodically assess our inventory balances to determine whether net realizable value is below recorded cost. Factors we consider include expected sales volume, production capacity and expiration dates.

        Sales allowances and other sales related estimates—We estimate the amount of sales discounts and sales returns, recorded as a reduction of gross product sales, by applying rates determined by our past experience to actual sales for the period. We estimate our co-promotion expense and sales commissions, recorded as selling, general and administrative expense, by applying an estimated rate that is based upon an estimate of projected sales for the season, to our actual sales for the period. We estimate the level of bad debts based upon our assessment of the concentration of credit risk, the financial condition and environment of our customers, the level of credit insurance we obtain on our customers and the expected impact of current reimbursement issues our customers experience. We estimate the aggregate amount of government reimbursements, recorded as a reduction to gross product sales, based upon historical experience and our best estimate of the proportion of the seasonal sales that will be subject to this reimbursement, largely comprised of Medicaid payments to state governments. If our historical trends are not indicative of the future, or our actual seasonal sales are materially different from projected amounts, or if our assessments prove to be materially different than actual occurrence, our results could be affected. During the fourth quarter of 2002, we recorded an additional charge of $2.1 million to co-promotion expense, resulting from the final reconciliation of gross to net sales for the 2001/2002 contract year. During 2001 and 2000, the adjustments were not material.

        Taxes—We record a valuation allowance to reduce our deferred tax assets to the amount that is anticipated to be realized. We consider future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Should we determine that we were able to realize more than the recorded amounts of net deferred tax assets in the future, our net income would increase in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, our net income would decrease in the period such determination was made.

        Investments—We regularly enter into collaborative research and development agreements with strategic partners. As part of the agreements, we may obtain common stock, preferred stock or other equity securities in these strategic partners. These companies may be public or privately held companies. At the time the securities are obtained, we determine if the investment should be accounted for under the cost method, equity method, or consolidation method based upon multiple factors including: percentage ownership of the company; representation on board of directors; participation in policy-making processes; technological dependency; veto rights of partners; our role on key technical or product development committees; revenue dependence; and other extraordinary voting rights. Investments accounted for under the equity method are adjusted quarterly for the Company's proportionate share of the investee's gains or losses, which may fluctuate significantly from quarter to quarter. Each quarter, we evaluate all of our investments, and recognize an impairment charge in the consolidated statements of operations when a decline in the fair value of an investment falls below its cost value and is judged to be other than temporary. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the issuer, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

RESULTS OF OPERATIONS
2002 Compared to 2001

        To present our results in the same manner as we view the performance of the business and the resulting underlying trends, we have presented certain expense categories with and without certain Acquisition-related amounts, including: the acquired in-process research and development charge; amortization of intangible assets, compensation expense associated with the assumption and vesting of unvested stock options, retention and severance payments; and the amortization of the premium on convertible subordinated notes. Inclusion of such Acquisition related expenses is consistent with generally accepted accounting principles. Where we exclude such expenses, we use the term "adjusted."

Revenues—Product Sales

	2002	2001	Growth
	(In Millions)
Synagis	$667.8	$516.4	29%
Ethyol	80.4	20.3	296%
Other Products	37.8	42.8	(12%)

	$786.0	$579.5	36%

        Product sales grew 36% to $786.0 million as compared to $579.5 million in 2001, primarily due to increased sales of Synagis and the impact of reacquiring the domestic marketing rights to Ethyol from ALZA as of October 1, 2001.

        Synagis—Synagis accounted for approximately 85% and 89%, respectively, of our 2002 and 2001 product sales. We achieved a 33% increase in domestic Synagis sales to $637.4 million in 2002, up from $479.7 million in 2001. This growth was largely due to increased demand in the United States, and resulted in a 30% increase in domestic units sold. Also aiding growth was a 3.5% price increase that took effect in June 2002, partially offset by an increase in sales allowances, which are accounted for as a reduction to product sales. Our reported international sales of Synagis decreased 17% to $30.4 million in 2002 compared to $36.7 million in 2001, due to a 40% decrease in units sold to AI, our exclusive distributor of Synagis outside of the United States. We believe that the decrease is due to reductions in the inventory stocking levels of AI, rather than reduced product demand by end users. The decrease in unit volume was offset by an increase in the per unit sales price recognized upon delivery of product to AI under the terms of our international distribution agreement. Based on information received from AI, we believe that end-user sales have increased over last year. We record Synagis international product sales based on AI's sales price to customers, as defined in the agreement. We have been working with AI to expand the number of countries where we are licensed to sell

Synagis. As of February 28, 2003, Synagis had been approved for marketing in 50 countries, (including the United States), the most recent of which was Canada in May 2002. There can be no assurance that approvals by the appropriate regulatory authorities will continue to be granted or that we will receive pricing and reimbursement approvals in countries where we have received regulatory approval.

        Ethyol—Ethyol accounted for approximately 10% and 4% of our product sales in 2002 and 2001, respectively. On October 1, 2001 we reacquired domestic marketing rights to Ethyol from ALZA and have since recorded all revenues from domestic sales of Ethyol to wholesalers and distributors. As part of this agreement, no third quarter 2001 supply sales were made to ALZA, and we purchased ALZA's remaining Ethyol inventory at their original purchase price, which was recorded as a reduction to product sales. Beginning April 1, 2002, we pay ALZA a declining royalty through 2011 based on net sales of Ethyol in the United States. Domestic Ethyol sales were $74.7 million in 2002, as compared to $14.3 million in 2001. The increase is primarily attributable to a three-fold increase in domestic units sold in 2002 versus the 2001 year, which included nine months of revenues generated under our product supply agreement with ALZA and three months of sales to wholesalers and distributors. Further, two domestic price increases occurred during 2002, including a 9% increase in April 2002 and a 6% increase in September 2002. In addition, 2001 included net returns of $2.3 million, relating to our assumption of Ethyol marketing rights. Prior to October 1, 2001, we recorded Ethyol domestic product sales based on ALZA's net unit selling price as defined in the agreement. Our international sales of Ethyol to our distribution partner, Schering, were $5.7 million for 2002, down 5% from the prior year sales of $6.0 million. We record Ethyol international product sales based on a percentage of Schering's end user sales, as defined in our agreement.

        Other Products—Sales of other products in 2002, which include sales of CytoGam, NeuTrexin, RespiGam, and by-products that result from the CytoGam manufacturing process, decreased $5.0 million, or 12% compared to last year. The decrease was due to marginal declines in all of our other product lines.

        Forward-looking commentary—We believe that the growth rate of our product sales, while still at double-digit levels, will decelerate in 2003. However, the level of future product sales will depend on several factors, including, but not limited to, the timing and extent of future regulatory approvals of our products and product candidates, receiving reimbursement pricing, availability of finished product inventory, approval and commercialization of competitive products and the degree of acceptance of our products in the marketplace.

        We continue to make progress in the FDA review process for FluMist. On January 29, 2003, we received a CRL from the FDA containing five questions, to which we responded in early February 2003. We anticipate that we will receive FDA approval for FluMist during the second quarter of 2003, if not sooner.

Revenues—Other Revenues

        Other revenues increased 58% to $61.8 million for 2002 compared to $39.2 million in 2001. The increase is largely attributable to $25 million received from Wyeth, our marketing partner for FluMist, for compensation of 2002 FluMist manufacturing costs under recent amendments to the collaborative agreements. An increase of $9.7 million in revenues from the sale of excess production capacity to a third party and $7.7 million in funding for FluMist clinical development and sales and marketing activities from Wyeth also contributed to the growth over 2001. Partially offsetting these increases is a decrease of $15.5 million in revenue recorded under collaborative agreements, including a $2.7 million decrease in clinical funding received for our HPV vaccine candidate as we are nearing completion of Phase 1 and 2 clinical trials and our preparation of clinical material.

        Forward-looking commentary—We anticipate the level of other revenues to increase in 2003 largely due to milestone and royalty payments associated with the approval and commercialization of FluMist.

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

        The expected timing of annual revenues to be recognized through 2005 under major collaborative agreements entered into before January 1, 2002, which we have accounted for using the contingency adjusted performance model and deferred a portion of the up-front and milestone payments received, based on current estimates of costs to complete, is as follows (in millions):

	2003	2004	2005
Abbott Laboratories	$2.7	$0.0	$0.0
Schering-Plough Corporation	0.4	0.4	0.4

Total	$3.1	$0.4	$0.4

Cost of Sales

        Cost of sales for 2002 increased 45% to $200.9 million from $138.7 million in 2001, due to the increase in sales volumes and additional royalties owed for Synagis, partially offset by manufacturing cost reductions following implementation of an improved manufacturing process at the FMC which enhances the yields for Synagis. As a result, gross margins for 2002 were down two percentage points to 74% from 76% for the year ended December 31, 2001.

        Forward-looking commentary—We expect that gross margins may vary significantly from quarter to quarter, based on the product mix. We expect that on an annual basis, our gross margin percentage for 2003 should be lower than 2002, as a result of the anticipated launch of FluMist.

Research and Development Expenses

        Research and development expenses of $144.2 million in 2002 increased 74% from $83.0 million in 2001. Excluding Acquisition related amounts of $9.4 million in 2002 for retention payments, stock option acceleration and stock compensation expense for unvested options assumed, research and development expenses were $134.8 million, up 62% over 2001. This increase was largely due to the on-going activities of MedImmune Vaccines and payments of approximately $19.0 million to gain access to various technologies and intellectual property to advance our pipeline. These increases were offset by decreases in clinical trial expenses, as several of our clinical trials were either completed, cancelled or delayed during 2002. During 2002, we completed several important clinical trials, including a successful Phase 3 trial for Synagis in children with congenital heart disease and three Phase 2 trials for siplizumab.

        During 2002, we incurred significant costs related to the development of various products and product candidates. A summary of our more significant research and development efforts is as follows:

Development-Stage Products	Description	Stage of Development
Synagis	Potential prevention of RSV in infants with congenital heart disease	Phase 3 completed
Siplizumab	Potential treatment for psoriasis	Phase 2
Urinary tract infection vaccine	Potential vaccine to prevent urinary tract infections caused by E. coli	Terminated
Human papillomavirus vaccine	Potential vaccine to prevent cervical cancer	Phase 2 completed
Vitaxin	Potential product to slow tumor growth and to prevent the progress of rheumatoid arthritis	Phase 1
FluMist	Influenza vaccine delivered as a nasal mist	FDA review

        As indicated in the table above, we completed the preliminary analysis of three Phase 2 trials for siplizumab involving almost 700 psoriasis patients. While the drug appeared to be generally well tolerated and some patients exhibited an improvement in their psoriatic disease, an anti-antibody response (also known as immunogenicity) was observed in the laboratory tests of over 50 percent of the patients. This anti-antibody response did not appear to cause any clinical complications. In 2003, we plan to conduct retreatment Phase 2 studies to further assess the potential clinical impact of the immunogenicity. We also completed two Phase 2 trials of our E. coli urinary tract infection vaccine, and have determined that there is not a sufficient level of efficacy in prevention of urinary tract infections to proceed with additional trials. Our ongoing clinical program also includes several product candidates in various phases of evaluation, including a Phase 1 trial in adults using a liquid formulation of Synagis and certain trials for FluMist. Additionally, we have multiple programs in preclinical development.

        Forward-looking commentary—We expect research and development expenses to be up slightly in 2003 compared to 2002. This is largely due to the impact of the conclusion of trials and studies as described above offset by the anticipation of post-marketing commitments, additional trials associated with FluMist and the continued progress of our pipeline candidates.

        During 2002, we entered into the several research collaborations and licensing agreements, which commit us to future payments of $186.7 million, should certain events or milestones occur.

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

Selling, General, and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses increased 54% to $299.3 million in 2002 compared to $194.8 million for the 2001 period. Excluding Acquisition-related amounts of $11.9 million in expense in 2002 relating to retention payments, stock option acceleration and stock compensation for unvested stock options assumed and amortization of intangibles, SG&A expenses were $287.5 million, up 48% over 2001. As a percentage of product sales, adjusted SG&A expense increased to 37% of product sales in the 2002 period from 34% in the 2001 period. The increase in this ratio is largely reflective of the impact of the Acquisition and the inclusion of MedImmune Vaccines' ongoing expenses. Additionally, we incurred increased co-promotion expense directly related to the growth in domestic sales of Synagis, higher salaries and sales commissions, as well as increased Synagis marketing expense. SG&A expenses for 2002 also included a $5.0 million charge associated with the settlement of a contractual dispute in August 2002 regarding an agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts ("MBL") to transfer certain technology relating to the Company's monoclonal antibody manufacturing operations. The comparison to last year is favorably impacted as $13.4 million of expenses related to our accelerated acquisition of Ethyol marketing rights from ALZA was included in SG&A for 2001.

        Forward-looking commentary—We expect SG&A expenses as a percentage of product sales to decrease in 2003, largely due to a shift in product sales mix.

Other Operating Expenses

        Other operating expenses, which reflect manufacturing start-up costs and other manufacturing related costs, increased to $100.0 million in 2002 from $9.6 million in 2001. Excluding Acquisition-related amounts of $20.8 million in expense in 2002 relating to stock compensation for unvested stock options assumed and amortization of intangibles, adjusted other operating expenses were $79.2 million. The increase over 2001 is primarily related to $56.9 million of pre-production costs and inventory reserves for FluMist. The majority of the cost incurred for FluMist was associated with preparing for the aborted 2002 commercial launch. Additionally, we incurred a $12.9 million charge for the write-off of CytoGam manufacturing equipment as the Company has outsourced CytoGam production activities as of November 2002. Also included in other operating expense for both periods are excess capacity costs associated with the plasma production section of the FMC.

        Forward-looking commentary—We expect the level of other operating expenses will decline significantly in 2003 as we anticipate that approval of FluMist will occur in the second quarter of 2003, if not sooner.

In-Process Research and Development

        We incurred charges of $1,179.3 million for the year ended December 31, 2002 for the write-off of purchased in-process research and development in conjunction with the Acquisition. The write-off represents the fair value of purchased in-process technologies at the acquisition date, calculated utilizing the sum of the probability-adjusted scenarios under the income approach using a discount rate of 18.7%, and certain in-process research and development projects, primarily FluMist. We do not anticipate that there will be any alternative future use for the in-process technologies that were written off.

        FluMist is a live, attenuated vaccine delivered via a nasal mist for the prevention of influenza. It is a frozen vaccine requiring freezer storage. A liquid influenza vaccine, better suited to international markets where freezers are not as readily available to pharmacists and physicians, is currently being developed by our partner Wyeth. While there are other flu vaccines currently marketed by other companies, FluMist would be the only live virus vaccine administered as a nasal mist.

        In October 2000, we submitted a BLA for FluMist to the FDA seeking approval for licensure. We received a CRL from the FDA and filed our response to this letter in January 2002. A second CRL was received from the FDA in July 2002 requesting clarification and additional information relating to clinical data and chemistry, manufacturing and controls data previously submitted. We submitted the requested information in August 2002. We met with the FDA's VRBPAC committee in December 2002 who voted favorably on the questions of safety and efficacy for FluMist in preventing influenza in healthy children, adolescents and adults ages five through 49 and safety for healthy individuals aged 50-64 years. On January 29, 2003, we received a third CRL from the FDA containing five questions, to which we responded in early February 2003.

        The valuation of the acquired in-process research and development is based upon certain estimates and assumptions by management. The valuation is based upon management's estimates of the probability of FDA approval and commercial success for FluMist. As with all biotechnology products, the probability of FDA approval and commercial success for any particular research and development project is highly uncertain. Management's projections were based on assumptions, which may or may not remain valid for the relevant period, including the estimated impact of four "key" factors: price per dose; dose volume; launch date; and the potential failure of the frozen or liquid formulations of the influenza vaccine. Based on current information, management believes that the estimates and assumptions underlying the fair value analysis are substantially accurate. In addition, as of February 28, 2003, none of the existing manufacturing facilities involved in the production of FluMist had been licensed by any regulatory agency and FluMist had not yet been manufactured at a sustained commercial scale. There can be no assurance that these facilities can achieve licensure by the FDA or any other regulatory agency, or can there be any assurances that if licensed, commercial scale production could be achieved or sustained. If we fail to obtain FDA approval for the marketing and manufacture of FluMist, we will absorb all of the related ongoing expenses while recording no corresponding revenue.

Interest Income and Expense

        We earned interest income of $49.4 million for 2002, compared to $36.5 million in 2001, reflecting higher cash balances available for investment, largely due to the Acquisition, partially offset by a decrease in interest rates, which lowered the overall portfolio yield. Interest expense for 2002, net of amounts capitalized, was $9.1 million, up $8.5 million over 2001. Excluding the Acquisition-related amount of $1.8 million for the amortization of premium on the 5 1/4% Convertible Subordinated Notes ("the Notes"), adjusted interest expense was $10.9 million. The increase over 2001 is due to interest expense on the Notes assumed in the Acquisition.

Loss on Investment Activities

        We incurred $14.1 million in losses on investment activities for 2002. The losses consisted primarily of impairment charges of $4.5 million on our publicly traded equity investments and $9.6 million on our minority interest investments related to declines in fair value that were judged to be other than temporary.

Taxes

        We recorded income tax expense of $48.2 million for the year ended December 31, 2002. Excluding items not deductible for tax purposes, principally the write-off of purchased in-process research and development, the resulting effective tax rate is 37.2%. This compares to tax expense of $79.5 million recorded for the year ended December 31, 2001, based on an effective tax rate of 34.8%. The higher effective tax rate for 2002 versus 2001 is due to lower credits estimated to be available for research and development activities, including credits earned for orphan drug status of certain research and development activities. These credits will vary from year to year depending on the activities of the Company.

        Forward-looking commentary—We expect that our 2003 effective tax rate will continue to be at approximately the same rate as 2002.

Net loss

        Net loss for the year ended December 31, 2002 was $1.1 billion, or $4.40 per share compared to net earnings for the year ended December 31, 2001 of $149.0 million or $0.70 basic and $0.68 diluted earnings per share. Excluding the after-tax impact of the Acquisition-related amounts totaling $1.2 billion, adjusted net earnings for 2002 were $106.6 million, or $0.42 adjusted earnings per diluted share.

        Shares used in computing net loss per share in 2002 were 249.6 million. Shares used in computing basic and diluted earnings per share for 2001 were 213.4 million and 220.1 million, respectively. The increase in share count primarily reflects the 34.0 million additional shares issued in conjunction with the Acquisition.

        We do not believe inflation had a material effect on our financial statements.

        Forward-looking commentary—In 2003, we expect to generate net earnings per diluted share. The level of net earnings will depend on many factors, including, but not limited to, the timing and extent of regulatory approvals of our products and product candidates, the degree of acceptance of our products in the marketplace and adequate product supply to meet demand.

RESULTS OF OPERATIONS
2001 Compared to 2000

Revenues—Product Sales

	2001	2000	Growth
	(In Millions)
Synagis	$516.4	$427.0	21%
CytoGam	32.3	36.5	(12%)
Ethyol	20.3	21.4	(5%)
Other Products	10.5	10.9	(4%)

	$579.5	$495.8	17%

        Product sales grew 17% to $579.5 million in 2001 from $495.8 million in 2000, primarily due to increased sales of Synagis.

        Synagis—Sales of Synagis increased 21% over 2000 from $427.0 million to $516.4 million in 2001. Contributing to the growth was a 20% increase in domestic Synagis sales from $399.5 million in 2000 to $479.7 million in 2001. This growth was attributable to higher demand in the United States, resulting in a 19% increase in domestic sales unit volume, and a 3.6% increase in the domestic selling price of Synagis effective in the second quarter of 2001. Partially offsetting the increase was higher estimated government reimbursements, which were accounted for as a reduction of product sales, as Synagis usage by patients eligible for Medicaid grew over the prior year. Contributing to the strong growth in international sales during 2001 was the timing of a contractual shift in May 2001 to a higher proportion of the per unit sales price recognized upon delivery of product to Abbott under the terms of our international distribution agreement. Units shipped to Abbott during 2001 decreased approximately 16% from 2000, which we believe reflects reductions in Abbott's inventory stocking levels rather than reduced product demand by end users. We believe, based on information provided by AI, that end user demand increased from 2000 to 2001.

        CytoGam—CytoGam sales decreased 12% from $36.5 million in 2000 to $32.3 million in 2001. Domestic sales units decreased 21%, which was partially offset by a domestic price increase of 8% effective in the second quarter of 2001 and a decrease in government reimbursements for the product.

We believe that a portion of the CytoGam sales that occurred in 2000 was the result of product substitution occurring because of the then worldwide shortage of standard IVIG products. In late 2000, the supply of standard IVIG products increased, and certain Medicaid agencies began to limit or discontinue reimbursement of CytoGam as a substitute for IVIG. Thus, CytoGam sales relating to product substitution decreased significantly in 2001.

        Ethyol—Ethyol revenues decreased 5% from $21.4 million in 2000 to $20.3 million in 2001. Sales of Ethyol in 2001 were impacted by our early assumption of domestic marketing responsibility for Ethyol from ALZA. The transfer of marketing responsibility from ALZA was originally scheduled to occur in April 2002. However, in September 2001, we reached an agreement with ALZA to accelerate to October 1, 2001 the transfer to us of Ethyol marketing rights. In anticipation of that transfer, we ceased supply sales of Ethyol to ALZA during the third quarter of 2001, and we purchased ALZA's remaining Ethyol inventory at historical cost as of September 30, 2001, which we recorded as a reduction to product sales in the amount of $2.3 million. Beginning October 1, 2001, we recorded all revenues from domestic sales of Ethyol and, beginning April 1, 2002, we pay ALZA a declining royalty for nine years thereafter based on sales of Ethyol in the U.S. We recorded net domestic product sales of Ethyol of $12.7 million during the fourth quarter of 2001. Prior to October 1, 2001, we recorded Ethyol domestic product sales based on a price of 25% to 35% of ALZA's net unit selling price. Our international sales of Ethyol to our distribution partner, Schering, declined slightly to $6.0 million during 2001 as compared to $6.5 million in 2000, as unit sales decreased 3%. In accordance with our product supply agreement, we recorded Ethyol international product sales based on a percentage of Schering's end user sales. We believe the decrease in international sales was primarily due to reductions in inventory stocking levels at our international distribution partner.

        Other Products—Sales of other products in 2001, which included sales of NeuTrexin, RespiGam, and by-products that result from the CytoGam manufacturing process, were comparable to 2000 sales. Results for the year ended December 31, 2000 also included net sales of Hexalen. We sold this product to MGI Pharma in November 2000 and, therefore no longer recorded product sales of Hexalen; rather, we recognized royalty income and other revenue pursuant to our agreement with MGI Pharma. These amounts were included in other revenues for 2001.

Revenues—Other Revenues

        Other revenues decreased 12% from $44.7 million in 2000 to $39.2 million in 2001. Other revenues during both years consisted primarily of revenues under collaborative agreements. We recognized revenue of $21.4 million in 2001 compared to $21.1 million in 2000 related to upfront and milestone payments under these agreements. We recognized non-refundable fees and milestone payments in connection with research and development and commercialization agreements as the contractual obligations and performance requirements were fulfilled, using the contingency adjusted performance model for revenue recognition. Under this method, the amount of revenue recognized during each period was based the ratio of actual costs incurred relative to the total projected costs.

        Other revenues also included research funding from GSK for the development of an HPV vaccine. Funding decreased $5 million to $2.8 million in 2001, as our responsibilities under the collaboration agreement, primarily Phase 1 and 2 clinical trials and preparation of clinical material, were nearing completion. Other revenues also included approximately $5.3 million in 2001 and $1.2 million in 2000 from MGI Pharma related to the agreement for the sale of our Hexalen business. During 2001, we also entered into an agreement to sell excess production capacity to a third party and recorded $7.5 million in other revenues under the arrangement. Other revenues in both years also included royalty income from ALZA in accordance with the terms of the Ethyol distribution agreement. Other revenues during 2000 also included $10.0 million related to the license agreement signed with GSK for our Streptococcus pneumoniae vaccine technology.

Cost of Sales

        Cost of sales for 2001 increased 9% to $138.7 million from $127.3 million in 2000 due to increased sales volumes. Gross margins for the year ended December 31, 2001 improved to 76% from 74% for the year ended December 31, 2000. Gross margins in 2001 were principally improved as a result of a product mix shift to Synagis. Synagis has higher margins than MedImmune's other products, which is in part attributable to lower manufacturing costs following implementation of an improved manufacturing process at the FMC, which increased fermentation yields. Additionally, margins in 2000 were adversely affected by a $2.4 million charge associated with the write-off of certain Synagis inventory, as a result of a contamination in the manufacturing process at the FMC, as well as a $1.5 million charge associated with the write-off of by-product inventory associated with our plasma production activities.

Research and Development Expenses

        Research and development expenses increased 25% to $83.0 million in 2001 from $66.3 million in 2000, primarily due to a larger number of active clinical trials. During 2001, we initiated nine new clinical trials and completed patient enrollment in twelve trials. Our clinical trials included a Synagis Phase 3 study in infants with congenital heart disease, a trial with adults using a liquid formulation of Synagis, three Phase 2 and one Phase 1 human papillomavirus vaccine trials, one Phase 1 trial and three Phase 2 trials for use of siplizumab in psoriasis patients, two Phase 2 trials for our UTI vaccine, and two Phase 1 and one Phase 2 Vitaxin trials. In addition, to accommodate more research and development activity, we expanded our workforce and facilities, resulting in increased wages and occupancy expense.

        During 2001, we incurred significant costs related to the development of various products and product candidates. A summary of our more significant research and development efforts as of December 31, 2001 would include Synagis (Phase 3), siplizumab (Phase 2), UTI (Phase 2), HPV vaccine (Phase 2) and Vitaxin (Phase 1).

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

Selling, General and Administrative Expense

        SG&A expense increased 24% to $194.8 million in 2001 from $157.3 million in 2000. As a percentage of product sales, SG&A expense increased to 34% in 2001 from 32% in 2000. A portion of this increase is reflective of $13.4 million in termination fees relating to our agreement with ALZA for the accelerated acquisition of Ethyol marketing rights in the United States. In addition, we incurred increased salary and related expenses for approximately 40 additional sales representatives and increased marketing expenses for the relaunch of Ethyol during the second half of 2001. SG&A expense also increased due to increased wage and related expenses for our pediatric sales force which was established in mid-year 2000, costs for expanded Synagis marketing programs, and increased co-promotion expense to the Ross Products Division of Abbott Laboratories for the promotion of Synagis in the United States. Offsetting these increases was a decrease in legal expenses from 2000, as several legal matters outstanding in 2000 were resolved.

Other Operating Expenses

        Other operating expenses, which reflect manufacturing start-up costs, the cost of idle manufacturing capacity and other manufacturing related costs, increased 4% to $9.6 million in 2001 from $9.2 million in 2000. This increase was mainly attributable to a $1.3 million charge in 2001 to record certain plasma inventories at their net realizable value. The plasma was intended for the start-up operations of our manufacturing plant and was not approved for use in the current production process.

Interest Income and Expense

        We earned interest income of $36.5 million during 2001 compared to $29.6 million in 2000, reflecting higher cash balances available for investment and a shift in our investment strategy to include investments with longer maturities, partially offset by a decline in interest rates which lowered our portfolio yield. Interest expense was comparable in 2001 to 2000.

Taxes

        We recorded income tax expense of $79.5 million for the year ended December 31, 2001, resulting in an effective tax rate of 34.8%. This compared to tax expense of $64.4 million recorded for the year ended December 31, 2000, based on an effective tax rate of 30.8%. The variation in the effective tax rate for 2001 compared to 2000 is due to the amount of credits available for research and development activities. In addition, due to state tax law changes for the year ended December 31, 2001, the value of our state deferred tax assets decreased. The change in the statutory tax rate required us to reduce our deferred tax assets and accompanying valuation allowance to value them at the new rate, resulting in a $2.4 million additional charge to tax expense during 2001.

Cumulative Effect of a Change in Accounting Principle

        We recorded a non-cash charge to 2000 earnings of $33.8 million, net of tax, or $0.16 on a diluted per share basis, as the cumulative effect of a change in accounting principle for the implementation of SAB 101. The adjustment was applied to the first quarter of 2000 as required by the SAB and includes amounts recognized as revenue prior to 2000. These amounts related to up-front payments or milestone payments that we received in prior years under arrangements for which performance obligations related to the up-front or milestone payments had been met, but for which we were contractually obligated to perform additional research and development activities or other activities in future periods.

Net Earnings

        Earnings for the year ended December 31, 2001 were $149.0 million, compared to earnings for the year ended December 31, 2000 of $145.0 million, before the cumulative effect of a change in accounting principle of $33.8 million. Net earnings per share for the year ended December 31, 2001 were $0.70 for basic earnings per share and $0.68 diluted earnings per share. Shares used in computing basic and diluted earnings per share were 213.4 million and 220.1 million, respectively. Net earnings for the year ended December 31, 2000, which include the cumulative effect of a change in accounting principle, were $111.2 million, or $0.53 basic and $0.50 diluted earnings per share. Shares used in computing basic and diluted earnings per share were 209.1 million and 220.4 million, respectively.

        We do not believe inflation had a material effect on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

        The Company's capital requirements have generally been funded from operations, cash and investments on hand, and issuance of common stock. Cash and marketable securities (short and long-term) increased 83% to $1.4 billion at December 31, 2002 from $777.7 million at December 31, 2001. This increase is due to the impact of the Acquisition, as well as cash generated from operations. Working capital increased 31% to $476.8 million at December 31, 2002 from $365.2 million at December 31, 2001. Also, as a result of the Acquisition, we have added $200 million in Notes with the entire balance due in 2008.

        Operating Activities—Net cash provided by operating activities increased to $263.5 million in the year ended December 31, 2002 as compared to $250.9 million in the comparable 2001 period, primarily as the result of the net earnings for the period (excluding the write-off of in-process research and development and other non-cash items) and volume-related increases in accrued co-promotion expenses for Synagis and royalties payable. The Company has made $5.1 million in cash restructuring payments relating to the Acquisition. The remaining restructuring liability of $1.0 million is expected to be settled by 2004 with cash generated from operations.

        Investing Activities—Cash used for investing activities during 2002 was $347.0 million, as compared to $188.2 million in 2001. Cash used for investing activities in 2002 included net additions to our investment portfolio of $404.3 million, offset by $146.9 million in cash acquired as a result of the Acquisition. We also invested $8.7 million in preferred equity securities of strategic partners, including Panacea, A&G and Iomai. We expended $80.9 million for capital expenditures, primarily for the land purchase for and construction of our new corporate headquarters in Gaithersburg, Maryland, and for the continued expansion of our manufacturing facilities in Pennsylvania, Speke (England) and Maryland.

        Financing Activities—Financing activities generated $42.0 million in cash for 2002, as compared to $23.6 million in 2001. Approximately $46.7 million was received upon the issuance of common stock relating primarily to the exercise of employee stock options in 2002, as compared to $24.3 million received in 2001, largely reflecting the inclusion of option exercises by employees subsequent to the Acquisition. In 2002, repayments on long-term obligations were $4.6 million, compared to $0.7 million in 2001, primarily reflecting paydowns of long-term obligations assumed with the Acquisition.

        Forward-looking commentary—We expect to have approximately $115 million in capital expenditures during 2003. Construction of the first phase of the new headquarters facility, at a total estimated cost of $85 million as well as major construction projects at our facilities in Pennsylvania and in England, will be funded from cash generated from operations and investments on hand. Additionally, we have options to purchase an additional 14 acres of land adjacent to the new headquarters facility. Construction began during March 2002, and we expect to take occupancy of the first phase, a complex of approximately 220,000 square feet, in the fall of 2003. The majority of our existing space in Gaithersburg is leased through 2006, a portion of which is expected to be subleased. There can be no guarantee that we will be successful in subleasing the space.

        In conjunction with our licensing agreement with Genentech and research and development collaborations reached with Panacea, A&G and ViroNovative during 2002, we are obligated to pay up to $186.7 million in various milestone payments subject to the achievement of specified clinical, regulatory, and sales milestones. We are also obligated to pay up to $108.2 million in potential milestones under various research and development agreements we have entered into since inception. Additionally, we are required to pay research and development funding and maintenance fees under certain of the contracts. Payments are expected to be funded from cash generated from operations and investments on hand.

        Through MedImmune Ventures, Inc., we plan to invest up to $100 million over the next three years in minority interest investments in strategic partners that are either public or early-to-late stage private biotechnology companies focused on discovering and developing human therapeutics.

        Contractual Obligations and Commitments—The following table summarizes our contractual obligations and commitments that will require significant cash outlays in the future:

	Total	2003	2004	2005	2006	2007	beyond
Contractual Obligations
Long-term debt*	$208.8	$0.8	$0.9	$0.9	$1.0	$1.1	$204.1
Facilities leases	62.9	8.6	8.6	6.5	4.4	2.6	32.2
Unconditional purchase obligations	69.8	46.6	23.2	—	—	—	—
Evans liability	30.7	3.9	22.9	3.9	—	—	—

Total contractual obligations	$381.8	$59.9	$55.6	$11.3	$5.4	$3.7	$245.9

Other Commercial Commitments
Standby letters of credit	$2.3	$2.1	$—	$0.2	$—	$—	$—
Evans liability	2.0	0.5	1.5	—	—	—	—
Obligations under Collaborative Agreements	294.9	7.1	7.5	9.2	3.7	14.4	253.0

Total other commercial commitments	$299.2	$9.7	$9.0	$9.4	$3.7	$14.4	$253.0

*
A portion of this amount represents the aggregate principal amount of the Notes. The Notes are recorded at a premium on the balance sheet, which represents their fair value at the time of the Acquisition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion about our risk-management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

        Our primary market risks as of December 31, 2002 are the exposures to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. Market risk exposure with respect to interest rates and equity prices exceeds that of December 31, 2001 due to the increase in the size of our investment portfolio.

        As of December 31, 2002, our excess cash balances are primarily invested in marketable debt securities with investment grade credit ratings. Substantially all of our cash and cash equivalents, and short-term and long-term investments are held in custody by three major U.S. financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Our investments include U.S. corporate debt securities, which include commercial paper and notes, international bank debt securities, and U.S. government and agency notes and bonds. The maturities range from three months to seven years. Our investment guidelines are intended to limit the amount of investment exposure as to institution, maturity, and investment type. The fair value of these investments is sensitive to changes in interest rates. Further, interest income earned on variable rate debt securities is exposed to changes in the general level of interest rates.

        The following table presents principal cash flows and weighted average interest rates by expected maturity dates for each class of security with similar characteristics (in millions):

	2003	2004	2005	2006	2007	2008	2009	Total	Fair Value
U.S. Gov't and Agencies	$163.7	$44.3	$—	$11.0	$15.0	$6.9	$5.0	$245.9	$254.2
Interest Rate	2.3%	3.2%	—	5.5%	4.8%	5.9%	6.6%
Corp. Debt Securities	$183.7	$198.4	$160.7	$181.5	$83.5	$36.4	$56.2	$900.4	$967.9
Interest Rate	5.6%	5.9%	6.4%	5.7%	5.8%	5.1%	5.8%
Foreign Bank Debt Securities	$27.6	$6.0	$8.0	$23.0	$—	$—	$—	$64.6	$69.0
Interest Rate	1.2%	5.0%	4.1%	7.4%	—	—	—

        We are exposed to equity price risks related to the marketable equity securities included in our investment portfolio. As of December 31, 2002, we owned approximately 907,000 shares of common stock in a publicly traded company with which we previously formed a strategic alliance. Since that company's initial public offering in July 2000, the market price of the shares has fluctuated significantly. During 2002, the Company determined that the decline in fair value below the cost basis of the investment was other than temporary, based primarily on the duration and magnitude of the decline in fair value, largely due to the downward movement in the capital markets, as well as the financial condition and near-term prospects of the investee company. For the year ended December 31, 2002, the Company recorded a realized loss of $4.5 million to write-down the cost basis of the investment to fair value. We expect the stock price volatility to continue and, thus, the value assigned to this investment could change significantly from its market value of $1.9 million at December 31, 2002. For each one percent change in the fair value of the underlying security, the fair value of our investment would change by less than $0.1 million. As of December 31, 2001, the fair value of the investment was $11.2 million.

        In connection with its research and development collaborations, the Company holds minority interests in companies having operations or technology in areas within its strategic focus. The investments are maintained on the cost or equity method of accounting, according to the facts and circumstances of the individual investment. Under either method, the investments are subject to adjustment for other-than-temporary impairments. Additionally, for investments carried on the equity method, the Company's proportionate share of the investee's gains or losses is recorded on a quarterly basis. During 2002, the Company determined that the declines in fair value below the cost basis of certain of its minority interest investments were other than temporary, based primarily on the duration and magnitude of the declines in fair value, largely due to the downward movement in the capital markets, as well as the financial condition and near-term prospects of the investee companies. For the year ended December 31, 2002, the Company recorded realized losses of $9.5 million to write-down the cost basis of certain of its minority interest investments in non-marketable securities to fair value.

        In July 2002, the Company formed MedImmune Ventures, Inc., a wholly-owned venture capital subsidiary that will assume the responsibility of the current portfolio of minority interest investments in strategic partners and will invest in public or early-to-late-stage private biotechnology companies focused on discovering and developing human therapeutics. The fund will invest primarily in areas of strategic interest to the Company, including infectious disease, immunology and oncology. The fund initially plans to invest up to $100.0 million over the next three years.

        Following the Acquisition, the Company's subsidiary, MedImmune Vaccines, continues to be obligated for $200.0 million in Notes due 2008. The Notes were recorded at their fair value of $211.4 million, based on quoted market prices as of January 10, 2002, the acquisition date. Interest is payable semi-annually in arrears in cash on February 1 and August 1 each year. Changes in interest rates do not affect interest expense incurred on the Notes, because they bear interest at fixed rates. The Notes are convertible into an aggregate of 3.4 million shares of the Company's common stock, based on a conversion price of $58.14, at any time on or before February 1, 2008. The Company may redeem the Notes beginning in February 2004, at redemption prices declining from 103% of their principal amount in 2004 to 100% in 2008, plus accrued interest. The estimated fair value of the Notes at December 31, 2002, based on quoted market prices, was $198.2 million.

        Changes in interest rates do not affect interest expense incurred on our remaining outstanding indebtedness of $8.8 million and $9.5 million at December 31, 2002 and 2001, respectively, because the borrowings are in the form of notes that bear interest primarily at fixed rates. Maturities for the next five years are as follows: 2003, $0.8 million; 2004, $0.9 million; 2005, $0.9 million; 2006, $1.0 million; and 2007, $1.1 million. The estimated fair value of the remaining long-term debt at December 31, 2002 and 2001, based on quoted market prices or discounted cash flows at currently available borrowing rates, was $9.3 million and $10.0 million, respectively.

        The Company's contract with BI for supplemental manufacturing of Synagis is denominated in Euros. Currently, we have firm commitments with BI for planned production through March 2005 for approximately 42.6 million Euros, payment for which is subject to manufacturing and delivery schedules. In an effort to reduce the impact of fluctuations in the rate of exchange between the U.S. Dollar and the Euro on the cost of the Company's purchases of Synagis, the Company periodically enters into foreign exchange forward contracts. These contracts permit the Company to purchase Euros to fund a portion of its inventory purchase obligations at a fixed exchange rate. The Company does not enter into foreign exchange forward contracts for speculative or trading purposes. Changes in the fair value of the derivative instruments are reported in other comprehensive income, and reclassified as earnings in the periods in which the related inventory is sold. The ineffective portion, if any, of hedges are recognized in current-period earnings. As of December 31, 2002, the Company had outstanding forward contracts to purchase 1.1 million Euros, all expiring within one year. Fair value of the outstanding contracts at December 31, 2002 was $0.3 million. As of December 31, 2001, the Company did not have any open foreign exchange forward contracts. During the third quarter of 2002, we entered into foreign exchange forward contracts to purchase 12.5 million British Pounds (GBPs) to fund payments due under construction contracts denominated in GBPs. The contracts were designated as cash flow hedges. The hedges were determined to be ineffective, and were subsequently cancelled, resulting in a net gain of $0.2 million recorded to the income statement.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MedImmune, Inc.
Consolidated Balance Sheets
(in thousands)

	2002	2001
Assets:
Cash and cash equivalents	$130,056	$171,255
Marketable securities	396,882	162,375
Trade receivables, net	113,774	126,371
Inventory, net	59,963	50,836
Deferred tax assets	25,735	27,280
Other current assets	17,023	9,063

Total Current Assets	743,433	547,180
Marketable securities	896,118	444,060
Property and equipment, net	183,992	95,402
Deferred tax assets, net	222,038	136,361
Intangible assets, net	113,275	—
Goodwill	15,970	—
Other assets	13,463	13,852

Total Assets	$2,188,289	$1,236,855

Liabilities and Shareholders' Equity:
Accounts payable, trade	$19,773	$5,873
Accrued expenses	157,359	112,434
Product royalties payable	74,048	47,720
Deferred revenue	6,789	13,839
Other current liabilities	8,684	2,149

Total Current Liabilities	266,653	182,015
Long-term debt	217,554	8,791
Obligations to Evans	24,755	—
Other liabilities	2,093	1,776

Total Liabilities	511,055	192,582

Commitments and Contingencies
Shareholders' Equity:
Preferred stock, $.01 par value; authorized 5,525 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized 320,000 shares; issued and outstanding 251,262 at December 31, 2002 and 214,484 at December 31, 2001	2,513	2,145
Paid-in capital	2,613,075	891,627
Deferred compensation	(6,823)	—
Accumulated (deficit) earnings	(956,140)	141,875
Accumulated other comprehensive income	24,609	8,626

Total Shareholders' Equity	1,677,234	1,044,273

Total Liabilities and Shareholders' Equity	$2,188,289	$1,236,855

The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended December 31,
	2002	2001	2000
Revenues
Product sales	$785,961	$579,529	$495,803
Other revenue	61,778	39,150	44,692

Total revenues	847,739	618,679	540,495

Costs and Expenses
Cost of sales	200,927	138,707	127,320
Research and development	144,150	82,985	66,296
Selling, general, and administrative	299,323	194,841	157,330
Other operating expenses	100,029	9,606	9,231
Acquired in-process research and development	1,179,321	—	—

Total expenses	1,923,750	426,139	360,177

Operating (loss) income	(1,076,011)	192,540	180,318
Interest income	49,355	36,516	29,569
Interest expense	(9,110)	(590)	(474)
Loss on investment activities	(14,074)	—	—

(Loss) earnings before income taxes and cumulative effect of a change in accounting principle	(1,049,840)	228,466	209,413
Provision for income taxes	48,175	79,506	64,436

(Loss) earnings before cumulative effect of a change in accounting principle	(1,098,015)	148,960	144,977
Cumulative effect of a change in accounting principle, net of tax	—	—	(33,821)

Net (loss) earnings	$(1,098,015)	$148,960	$111,156

Basic (loss) earnings per share:
(Loss) earnings before cumulative effect of a change in accounting principle	$(4.40)	$0.70	$0.69
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.16)

Net (loss) earnings	$(4.40)	$0.70	$0.53

Shares used in calculation of basic (loss) earnings per share	249,625	213,378	209,101

Diluted (loss) earnings per share:
(Loss) earnings before cumulative effect of a change in accounting principle	$(4.40)	$0.68	$0.66
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.16)

Net (loss) earnings	$(4.40)	$0.68	$0.50

Shares used in calculation of diluted (loss) earnings per share	249,625	220,101	220,428

Pro forma amounts assuming the change in accounting principle was applied retroactively:
Net earnings			$144,977

Basic earnings per share			$0.69

Diluted earnings per share			$0.66

The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(1,098,015)	$148,960	$111,156
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	—	33,821
Acquired in-process research and development	1,179,321	—	—
Deferred taxes	50,806	76,398	68,024
Deferred revenue	(8,663)	(21,430)	(21,117)
Depreciation and amortization	36,820	9,124	7,322
Amortization of premium (discount) on marketable securities	9,752	(2,024)	(2,798)
Amortization of deferred compensation	19,228	—	—
Amortization of bond premium	(1,819)	—	—
Loss on investment activities	14,074	—	—
Impairment of long-lived assets	14,058	—	—
Increase (decrease) in sales allowances	17,427	9,599	(125)
Increase (decrease) in provision for inventory reserve	23,988	2,910	(1,018)
Change in restructuring liability for cash employee termination costs	(5,142)	—	—
Other	2,409	(138)	2,161
Increase (decrease) in cash due to changes in assets and liabilities:
Trade receivables	3,944	(2,866)	(28,616)
Inventory	(23,276)	(6,559)	(11,999)
Other assets	(2,220)	2,697	(2,833)
Accounts payable and accrued expenses	4,627	25,451	6,849
Product royalties payable	26,328	7,166	12,026
Other liabilities	(105)	1,627	410

Net cash provided by operating activities	263,542	250,915	173,263

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in securities available for sale	(1,008,936)	(842,589)	(685,207)
Maturities of securities available for sale	467,254	312,954	430,845
Proceeds from sales of securities available for sale	137,393	371,230	63,375
Net cash acquired in acquisition of Aviron	146,853	—	—
Capital expenditures, net of capitalized interest	(80,871)	(18,258)	(8,588)
Investments in strategic alliances	(8,735)	(11,499)	—

Net cash used in investing activities	(347,042)	(188,162)	(199,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	46,664	24,339	76,286
Repayments on long-term obligations	(4,639)	(742)	(1,505)

Net cash provided by financing activities	42,025	23,597	74,781

Effect of exchange rate changes on cash	276	(69)	(65)
Net (decrease) increase in cash and cash equivalents	(41,199)	86,281	48,404
Cash and cash equivalents at beginning of year	171,255	84,974	36,570

Cash and cash equivalents at end of year	$130,056	$171,255	$84,974

Supplemental cash flow data:
Cash paid during the year for interest	$11,013	$559	$607
Cash (received) paid during the year for income tax (refunds) payments	(2,320)	505	1,016

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

The accompanying notes are an integral part of these financial statements

MedImmune, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock, $.01 par
						Accumulated Other Comprehensive Income (Loss)
			Paid-in Capital	Deferred Compensation	Accumulated Earnings (Deficit)
	Shares	Amount					Total
Balance, December 31, 1999	203,840	$2,038	$654,885	$—	$(118,241)	$(1,603)	$537,079
Net earnings	—	—	—	—	111,156	—	111,156
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Unrealized gain on investments, net of tax	—	—	—	—	—	7,350	7,350

Comprehensive income							118,498

Common stock options exercised	7,508	75	76,210	—	—	—	76,285
Tax benefit associated with the exercise of stock options	—	—	111,720	—	—	—	111,720

Balance, December 31, 2000	211,348	2,113	842,815	—	(7,085)	5,739	843,582
Net earnings	—	—	—	—	148,960	—	148,960
Foreign currency translation adjustment	—	—	—	—	—	(216)	(216)
Unrealized gain on investments, net of tax	—	—	—	—	—	3,071	3,071
Unrealized gain on hedged inventory purchases, net of tax	—	—	—	—	—	32	32

Comprehensive income							151,847

Common stock options exercised	3,092	31	22,818	—	—	—	22,849
Issuance of common stock under the employee stock purchase plan	44	1	1,489	—	—	—	1,490
Tax benefit associated with the exercise of stock options	—	—	24,505	—	—	—	24,505

Balance, December 31, 2001	214,484	2,145	891,627	—	141,875	8,626	1,044,273
Net loss	—	—	—	—	(1,098,015)	—	(1,098,015)
Foreign currency translation adjustment	—	—	—	—	—	778	778
Unrealized gain on investments, net of tax	—	—	—	—	—	15,079	15,079
Unrealized gain on hedged inventory purchases, net of tax	—	—	—	—	—	126	126

Comprehensive loss							(1,082,032)

Common stock options exercised	2,663	27	42,673	—	—	—	42,700
Issuance of common stock under the employee stock purchase plan	163	2	3,962	—	—	—	3,964
Tax benefit associated with the exercise of stock options	—	—	14,804	—	—	—	14,804
Shares issued related to the acquisition of Aviron	33,952	339	1,664,412	(39,454)	—	—	1,625,297
Amortization of deferred compensation for the vesting of stock options	—	—	—	19,228	—	—	19,228
Reversal of deferred compensation for cancellation of stock options	—	—	(4,403)	4,403	—	—	—
Decrease in restructuring liability for amortization of deferred compensation for the vesting of stock options	—	—	—	9,000	—	—	9,000

Balance, December 31, 2002	251,262	$2,513	$2,613,075	$(6,823)	$(956,140)	$24,609	$1,677,234

The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.
Notes to Consolidated Financial Statements

1.    ORGANIZATION

        MedImmune, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), is a biotechnology company headquartered in Gaithersburg, Maryland. During January 2002, the Company completed its acquisition of Aviron, subsequently renamed MedImmune Vaccines, Inc., a biopharmaceutical company headquartered in Mountain View, California, through an exchange offer and merger transaction (the "Acquisition"). The Acquisition was accounted for as a purchase, and the results of operations of MedImmune Vaccines are included in the results of the Company effective January 10, 2002 (see Note 3).

        The Company currently actively markets three products, Synagis, Ethyol, and CytoGam, and maintains a diverse research and development pipeline. The Company's leading product candidate, FluMist, is under review by the FDA. The Company is focused on developing important new products that address significant medical needs in the areas of infectious diseases, immunology and oncology.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Significant accounting policies applied in the preparation of these financial statements are as follows:

        Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Seasonality—The Company's largest revenue-generating product, Synagis, is used to prevent RSV in high-risk infants. RSV is most prevalent in the winter months in the Northern Hemisphere. Because of the seasonal nature of RSV, limited sales, if any, of Synagis are expected during the second and third quarters of any calendar year, causing results to vary significantly from quarter to quarter. Sales of Synagis comprised approximately 85%, 89%, and 86% of total product sales for the years ended December 31, 2002, 2001, and 2000, respectively.

        FluMist, which has not yet been approved by the FDA, is used to prevent influenza, which is most prevalent in the fall and winter months. If FluMist is approved, limited sales, if any, are expected in the first and second quarters of any calendar year because of the seasonal nature of influenza, causing results to vary significantly from quarter to quarter.

        Cash, Cash Equivalents and Marketable Securities—The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents. Investments in marketable securities consist principally of debt securities of United States corporations, including commercial paper and notes, debt securities of international banks, and United States Government and Agency notes and bonds. Investments with maturities of three to 12 months from the balance sheet date are considered current assets, while those with maturities in excess of one year are considered non-current assets. The securities are held for an unspecified period of time and may be sold to meet liquidity needs and therefore are classified as available-for-sale. Accordingly, the Company records these investments at fair value, with unrealized gains and losses on investments reported, net of tax, as a component of other comprehensive income.

        Substantially all of the Company's cash and cash equivalents, and short-term and long-term investments, are held in custody by three major U.S. financial institutions. The majority of the Company's cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company's short-term and long-term investments generally consist of marketable securities with investment grade credit ratings and deposits with major banks. The Company's investment guidelines are intended to limit the amount of investment exposure as to institution, maturity, and investment type. Maturities generally range from three months to seven years. The fair values of these investments are sensitive to changes in interest rates and the credit-worthiness of the security issuers. Further, interest income earned on variable rate debt securities is exposed to changes in the general level of interest rates.

        Minority Interest Investments—In connection with its research and development collaborations, the Company holds minority interests in companies having operations or technology in areas within its strategic focus. The investments are maintained on the cost or equity method of accounting, according to the facts and circumstances of the individual investment. Under either method, the investments are subject to adjustment for other-than-temporary impairments. Additionally, for investments carried on the equity method, the Company's proportionate share of the investee's gains or losses is recorded on a quarterly basis. For minority interests maintained in publicly traded companies, the Company's investment is maintained as available-for-sale securities. Due to the highly volatile share prices of these investments, the investments are subject to unrealized holding gains or losses.

        During 2002, the Company determined that the declines in fair value below the basis of certain of its minority interest investments were other than temporary, based primarily on the duration and magnitude of the declines in fair value, largely due to the downward movement in the capital markets, as well as the financial condition and near-term prospects of the investee companies. For the year ended December 31, 2002, the Company recorded realized losses of $9.5 million to write-down the cost basis of certain of its minority interest investments to estimated fair value.

        Fair Value of Financial Instruments—The carrying amount of financial instruments, including cash and cash equivalents, trade receivables, contracts receivable, other current assets, accounts payable, and accrued expenses, approximate fair value as of December 31, 2002 and 2001 due to the short maturities of these instruments.

        Concentration of Credit Risk—The Company sells its products primarily to a limited number of pharmaceutical wholesalers and distributors without requiring collateral. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses when necessary.

        As of December 31, 2002, trade accounts receivable included three customers that each accounted for 22%, 21%, and 19%, of net trade accounts receivable, respectively. As of December 31, 2001, trade accounts receivable included two customers that each accounted for 29% and 26% of net trade accounts receivable, respectively.

        Inventory—Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average approach that approximates the first-in, first-out method. Where the Company has a firm contract for their purchase, by-products that result from production of the Company's principal products are accounted for as a reduction of the cost of the principal products. The Company records an inventory reserve for estimated obsolescence, excess or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

        Product Sales—The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met upon receipt of the product by customers. In certain of the Company's international distribution agreements, the compensation received by the Company from its partner is variable based, in part, on the end-user sales price. When all of the other revenue criteria have been met, the Company recognizes revenue to the extent that the customer has an obligation to pay, if the customer has limited or no control over the end-user sales price and, accordingly, any subsequent adjustments to the recorded revenue are not expected to be significant. Subsequent adjustments to recorded revenue that result from variances between amounts previously invoiced and the total sales price received are recorded as an adjustment to product sales in the quarter in which they become known. Product sales are recorded net of allowances for estimated chargebacks, returns, discounts, and government rebates. Both in the United States and elsewhere, sales of pharmaceutical products depend on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. The Company estimates the portion of its sales that will be covered by government insurance and records allowances at a level that management believes is sufficient to cover estimated requirements for reimbursements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for discounts, returns, chargebacks, and bad debts, which are netted against accounts receivable, totaled $18.1 million and $9.4 million at December 31, 2002 and 2001, respectively. Allowances for government reimbursements were $26.2 million and $17.5 million as of December 31, 2002 and 2001, respectively, and are included in accrued expenses in the accompanying balance sheets.

Other Revenues—

        Contract Revenues—For contracts executed prior to January 1, 2002, contract revenues are recognized during each period based on a percentage-of-completion model based on actual costs incurred relative to the total projected costs. Upfront fees and milestone payments under collaborative agreements are recognized when they are earned in accordance with the applicable performance requirements and contractual terms, using the contingency-adjusted performance (percentage-of-completion) model. Under this method, payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods. Recognized revenues are subject to revisions as the collaboration efforts progress and estimated costs to complete are revised.

        For new contracts executed or acquired after January 1, 2002, the Company uses the milestone payment method when all milestones to be received under contractual arrangements are determined to be substantive, at-risk and the culmination of an earnings process. Substantive milestones are payments that are conditioned upon an event requiring substantive effort, when the amount of the milestone is reasonable relative to the time, effort and risk involved in achieving the milestone and when the milestones are reasonable relative to each other and the amount of any up-front payment. If all of these criteria are not met, then the Company will use the contingency-adjusted performance model (see Note 4).

        Miscellaneous Revenues—Other revenues include licensing fees, grant income, royalty income, corporate funding, and reimbursement of expenses under research and other collaborative agreements. These revenues are recognized on the earlier of when the payments are received or when collection is assured and only when no further performance obligations exist.

        Royalty Expense—Product royalty expense is recognized concurrently with the recognition of product revenue based on a contractually stipulated royalty percentage, and is included in cost of sales.

Research and Development Expenses

        Licensing Fees—In the normal course of business, the Company enters into collaborative research and development and in-licensing agreements to acquire access to technology. These collaborative agreements usually require the Company to pay up-front fees and milestone payments, some of which are significant. When the Company pays an up-front or milestone payment, management evaluates the stage of the acquired technology to determine the appropriate accounting treatment. If the technology is considered to be in the early development stage (generally defined as pre-clinical through Phase 1 (initial human testing)), the up-front or milestone payment is expensed. If the technology has entered Phase 2 or Phase 3 clinical trials but has not yet been approved by regulatory authorities, the Company will evaluate the facts and circumstances of each case to determine if a portion or all of the payment have future benefit and should be capitalized at fair value. Payments made to third parties subsequent to regulatory approval will be capitalized with that cost generally amortized over the patented life of the product. The agreements may also require that the Company provide funding for research programs of our partners. These costs are expensed as incurred.

        Other—The Company accrues estimated costs for clinical and preclinical studies performed by contract research organizations or by internal staff based on the total of the costs incurred through the balance sheet date. The Company monitors the progress of the trials and their related activities to the extent possible, and adjusts the accruals accordingly.

        Selling, General and Administrative Expenses—Co-promotion Expenses—In connection with the agreement with Abbott Laboratories to co-promote Synagis in the United States, the Company is required to pay Abbott an increasing percentage of net domestic sales based on Abbott achieving certain sales thresholds over the annual contract year. The contract year extends from July to June each year and generally coincides with the annual RSV season, which occurs primarily in the fourth and first quarters in the Northern Hemisphere. The Company estimates its net sales and resulting co-promotion expense for the entire contract year to determine a proportionate percentage of expense to apply across all Synagis sales during that contract year. Any adjustments to the co-promotion expense that result from variances between estimated and actual net sales are recorded as an adjustment to expense in the quarter they become known. During the fourth quarter of 2002, the Company recorded an additional charge of $2.1 million to co-promotion expense, resulting from the final reconciliation of net sales for the 2001/2002 contract year. During 2001 and 2000, the adjustments were not material.

        Property and Equipment—Property and equipment are stated at cost. Interest cost incurred during the period of construction of plant and equipment is capitalized until the asset is placed in service, after FDA licensure is obtained. Depreciation and amortization expense commence when the asset is placed in service for its intended purpose. Depreciation and amortization is computed using the straight-line method based upon the following estimated useful lives:

Years
Building and improvements	15-30
Manufacturing, laboratory, and facility equipment	5-15
Office furniture, computers and equipment	3-7

        Amortization of leasehold improvements is computed on the straight-line method based on the shorter of the estimated useful life of the improvement or the term of the lease. Depreciation and amortization expense for the years ended December 31, 2002, 2001, and 2000 was $20.7 million, $9.1 million, and $7.3 million, respectively.

        Upon the disposition of assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of operations. Repairs and maintenance costs are expensed as incurred and were $7.0 million, $3.3 million, and $4.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.

        The Company evaluates the recoverability of the carrying value of property and equipment. The Company considers historical performance and anticipated future results in its evaluation of the potential impairment. Accordingly, when the indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the expected future cash flows are less than the assets' carrying value.

        Intangible Assets—Intangible assets are stated at amortized cost. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets at December 31, 2002, are comprised of the following (in millions):

2002
Worldwide collaborative agreement with Wyeth	$90.0
Contract manufacturing agreement with Evans	39.0
Other intangible assets	0.4

129.4
Less accumulated amortization	(16.1)

$113.3

        Amortization of intangible assets is computed on the straight-line method based on the estimated useful lives of the assets. Amortization expense for the year ended December 31, 2002 was $16.1 million. The estimated aggregate amortization expense for each of the next five years is as follows: 2003, $16.6 million; 2004, $16.4 million; 2005, $16.4 million; 2006, $12.0 million; and 2007, $7.7 million.

        Goodwill—Goodwill represents the excess of the Company's cost to acquire MedImmune Vaccines over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but is evaluated for impairment at least annually.

        Forward Exchange Contracts—The Company is obligated to make certain payments to foreign suppliers in local currency. To hedge the effect of fluctuating foreign currencies in its financial statements, the Company may enter into foreign forward exchange contracts. Gains or losses associated with the forward contracts are computed as the difference between the foreign currency contract amount at the spot rate on the balance sheet date and the forward rate on the contract date.

        All derivative instruments are recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if so, depending on the type of hedge transaction. For foreign currency cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to inventory purchases, changes in the fair value of the derivative instruments are reported in other comprehensive income. The gains and losses on these derivatives that are reported in other comprehensive income are reclassified as earnings or losses in the periods in which the related inventory is sold. The ineffective portion, if any, of all hedges or gains or losses on cash-flow hedges related to inventory transactions that subsequently become not probable of occurring are recognized in the current period. In accordance with the transition provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company recorded a net-of-tax cumulative-effect-type gain of $0.3 million in accumulated other comprehensive income as of January 1, 2001 to recognize at fair value all derivatives, which are designated as foreign currency cash-flow hedging instruments.

        As of December 31, 2002, the Company had outstanding forward Euro contracts for the purchase of 1.1 million Euros, all expiring within one year, with a fair value of $0.3 million. As of December 31, 2001, the Company had no outstanding forward contracts. During the years ended December 31, 2002 and 2001, net unrealized gains on forward exchange contracts, net of tax, of $0.6 million and $0.1 million, respectively, were reclassified as earnings during the year as the related inventory was sold.

During the year ended December 31, 2002, the Company reclassified a gain of $0.2 million to current period earnings for hedge ineffectiveness related to forward exchange contracts.

        Income Taxes—Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not. Future reversals of valuation allowance of $15.6 million on acquired deferred tax assets of the Company's subsidiary, MedImmune Vaccines, will first be applied against goodwill and other intangibles before recognition of a benefit in the consolidated statement of operations. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities, exclusive of amounts related to the exercise of stock options which benefit is recognized directly as an increase in shareholders' equity.

        Earnings Per Share—Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method. The dilutive impact, if any, of the Company's convertible subordinated notes is measured using the if-converted method. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive.

        Comprehensive Income—Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net earnings. Other comprehensive income includes certain changes in equity that are excluded from net earnings or loss, such as translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities, and gains and losses on hedging instruments.

        Stock-based Compensation—Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock, in accordance with the intrinsic-value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Such amount, if any, is accrued over the related vesting period, as appropriate. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company makes annual pro forma disclosures of net earnings as if the fair-value- based method of accounting had been applied.

        Foreign Currency Translation—All balance sheet accounts of the Company's foreign subsidiaries have been translated from their respective functional currencies to U.S. dollars using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using monthly average exchange rates for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of other comprehensive income.

        Reclassification—Certain prior year amounts have been reclassified to conform to the current presentation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        New Accounting Standards—The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Inasmuch as the Company had no recorded goodwill or intangible assets prior to the January 2002 acquisition of Aviron, the adoption of SFAS 142 did not have an impact on the Company's financial position, results of operations, or cash flows.

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), requiring recognition and measurement of impairment if indicators are present.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS 146 includes costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and termination benefits provided to employees who are involuntarily terminated under terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual compensation contract. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company anticipates that the adoption of SFAS 146 will not have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition and additional disclosure requirements of SFAS 148 are effective January 1, 2003.

        Also during 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. In accordance with FIN 45, the Company has disclosed the nature and potential future payments under existing guarantees as of December 31, 2002 (see Note 17). The Company's adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

3.    ACQUISITION

        On January 10, 2002, the Company completed the Acquisition through an exchange offer and merger transaction. Through the Acquisition, the Company obtained its lead product candidate, FluMist, which is a nasally delivered, live, attenuated virus vaccine not yet approved by the FDA. The Acquisition was accounted for as a purchase and, accordingly, the results of MedImmune Vaccines' operations have been included with the Company's operations since January 10, 2002.

        Under the terms of the Acquisition, the Company exchanged approximately 34.0 million of its common shares for 100% of the outstanding common stock of Aviron. Additionally, the Company assumed outstanding options and warrants for which approximately 7.0 million shares of the Company's common stock are issuable. Holders of Aviron's Notes may convert the Notes into a total of approximately 3.4 million shares of the Company's common stock, based on a conversion price of $58.14 per share.

        During the year ended December 31, 2002, the Company recorded adjustments to the purchase price resulting from a final reconciliation of Aviron registered shares of common stock as of the acquisition date, a refinement to the calculation of unearned compensation for terminated employees, and a reconciliation of transaction costs. The purchase price adjustments resulted in a net decrease of $1.3 million to the purchase price and a corresponding decrease to goodwill. The revised aggregate purchase consideration was approximately $1.6 billion, as follows (in millions):

Common stock	$1,497.3
Assumption of Aviron's options and warrants, less intrinsic value of unvested portion	128.0
Transaction costs	9.8

$1,635.1

        The value of common shares issued was $44.10 per share, based on the closing market price of the Company's common stock on November 30, 2001, the last business day prior to the signing of the merger agreement. The fair value of options and warrants assumed in the transaction was estimated using the Black-Scholes option pricing model.

        The following table summarizes the final estimated fair values (in millions) of the assets acquired and liabilities assumed at the date of acquisition.

Assets:
Cash and marketable securities	$417.5
Other current assets	24.9
Other assets	45.8
Deferred tax assets	127.6
Intangible assets	129.4
In-process research and development	1,179.3
Goodwill	16.0

Total assets	$1,940.5

Liabilities:
Current liabilities	$49.2
Restructuring liability	15.8
Long-term debt	211.4
Long-term obligations	28.5
Other liabilities	0.5

Total liabilities	305.4

Net assets acquired	$1,635.1

        Intangible Assets—Of the $129.4 million of acquired intangible assets, $90.0 million was assigned to MedImmune Vaccines' worldwide collaborative agreement with Wyeth for the development, manufacture, distribution, marketing, promotion, and sale of FluMist, which is subject to amortization over its estimated useful life of approximately 11 years. The Company estimated the fair value of the Wyeth agreement using the sum of the probability-adjusted scenarios under the income approach. In applying this method, the Company relied on revenue assumptions, profitability assumptions and anticipated approval dates. The remaining $39.0 million was assigned to MedImmune Vaccines' contract manufacturing agreement with Evans Vaccines Limited, which is subject to amortization over its estimated useful life of approximately four years. The Company estimated the fair value of the Evans agreement using the cost approach, which is based on the theory that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced. In its analysis, the Company reduced replacement cost for such factors as physical deterioration and functional or economic obsolescence.

        In-Process Research and Development—Approximately $1,179.3 million of the purchase price was allocated to acquired research and development assets that were written off at the date of acquisition as a separate component of the Company's results of operations. The amount represents the fair value of purchased in-process technology for projects, principally FluMist, which, as of the date of the acquisition, had not yet reached technological feasibility and had no alternative future use.

        Goodwill—Approximately $16.0 million in goodwill was recognized in the final allocation of the purchase price, none of which is expected to be deductible for tax purposes. Through December 31, 2002, the Company recorded net purchase price adjustments of $1.3 million; net reversals to the restructuring liability of $0.2 million (discussed below); a net increase of $3.7 million and a net reduction of $0.9 million to the fair values assigned to certain depreciable assets and certain liabilities, respectively, based on a final assessment of their net realizable value; and a net decrease in the fair value assigned to net deferred tax assets of $6.4 million resulting from the revisions to the purchase price allocation; which in the aggregate resulted in an increase to goodwill of $0.3 million. The Company performed its annual impairment analysis during the fourth quarter of 2002, and determined that the goodwill was not impaired.

        Restructuring Liability—Included in the final allocation of acquisition cost is a restructuring liability of $15.8 million for estimated costs associated with the Company's restructuring plan. The restructuring plan was originally formulated and announced to employees in December 2001, to consolidate and restructure certain functions, including the involuntary termination of eight executives and 52 other employees of MedImmune Vaccines from various functions and levels. Through December 31, 2002, the Company recorded purchase accounting adjustments resulting from a refinement to the calculation of involuntary termination benefits, the removal from the original accrual of four positions that were retained, and to reflect revised costs estimated for outplacement fees and vacant leased office space. As a result of these adjustments, the Company recorded net restructuring charge reversals of $0.2 million through December 31, 2002, which resulted in a corresponding reduction to goodwill.

        The restructuring liability activity through December 31, 2002 is summarized as follows (in millions):

	Original Accrual at 1/10/02	Adjustments	Adjusted Accrual	Restructuring Charges Incurred	Balance at 12/31/02
Employee severance costs	$5.4	$(0.3)	$5.1	$(5.1)	$—
Acceleration of employee stock options	9.5	(0.3)	9.2	$(9.2)	—
Other facility-related costs	1.1	0.4	1.5	$(0.5)	1.0

Total	$16.0	$(0.2)	$15.8	$(14.8)	$1.0

        Transaction Costs—Included in the final allocation of acquisition costs were accrued transaction costs of $9.8 million, which primarily consist of investment banking, accounting and legal fees incurred by the Company. For the period ended December 31, 2002, there were no significant adjustments to accrued transaction costs and all costs have been paid.

        Pro Forma Data—The following unaudited pro forma condensed combined supplemental data present the revenues, net earnings and earnings per share of the combined entity as though the business combination had been completed as of January 1, 2002 and 2001, respectively. The unaudited pro forma condensed combined supplemental data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, deferred stock compensation costs, the elimination of the non-recurring charge for acquired in-process research and development, the tax effects to the pro forma adjustments and the recognition of the tax benefits arising from Aviron's net loss for the 2001 period. The unaudited pro forma condensed combined supplemental data are not necessarily an indication of the results that would have been achieved had the transaction been consummated as of the dates indicated or that may be achieved in the future (in millions, except per share data).

	Year Ended December 31,
	2002		2001
Revenues	$847.7		$635.7
Net earnings	$81.3	(1)	$56.5
Diluted earnings per share	$0.32	(1)	$0.22

(1)
Excludes a non-recurring charge of $1,179.3 million for acquired in-process research and development.

4.    ACCOUNTING CHANGES

        For new contracts executed or acquired after January 1, 2002, the Company has changed its accounting method for contract revenues such that the Company may recognize contract revenues associated with substantive at-risk performance milestones when the milestone is achieved, when no future service obligation is attendant to that milestone and when the related revenue is due and payable under the milestone payment method. The change in accounting principle was made to more closely reflect the essence of the Company's contractual obligations with collaborative partners. Also, the new method is prevalent in the industry in which the Company operates. The effect on net loss and net loss per share for the year ended December 31, 2002 is not material.

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

        The Company implemented SAB 101 effective January 1, 2000. The effect of adopting SAB 101 on 2000 earnings before the cumulative effect of the change in accounting principle was additional income, net of tax, of $13.0 million, or $0.06 per diluted share. The effect on 2000 net earnings (including a non-cash, cumulative effect after tax charge of $33.8 million or $0.16 per diluted share) was a charge of $20.8 million, or $0.10 per share. In connection with the adoption, a portion of the upfront and milestone payments received under collaborative agreements with Abbott, Alza, GSK, and Schering were deferred and are being recognized over the period of fulfillment of the contractual obligations. As of December 31, 2002 and 2001, the remaining balance of deferred revenue with respect to amounts received under these agreements was $3.9 million and $12.5 million, respectively.

5.    SEGMENT INFORMATION

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

	2002	2001	2000
Company A	27%	26%	27%
Company B	17%	18%	19%
Company C	13%	13%	16%
Company D	11%	12%	11%

Total % of product sales	68%	69%	73%

        The Company has contractual agreements with Abbott International, for distribution of Synagis outside of the United States and with affiliates of Schering-Plough Corporation for international distribution of Ethyol. The Company also relies on a limited number of distributor agents/affiliates to sell CytoGam and NeuTrexin internationally. The breakdown of product sales by geographic region is as follows (in millions):

	2002	2001	2000
United States	$748.0	$531.5	$456.3
All other	38.0	48.0	39.5

Total product sales	$786.0	$579.5	$495.8

        The breakdown of long-lived assets by geographic region is as follows (in millions):

	2002	2001
United States	$161.0	$92.5
All other	23.0	2.9

Total long-lived assets	$184.0	$95.4

        Other revenue of $61.8 million, $39.2 million, and $44.7 million in 2002, 2001, and 2000, respectively, consists mainly of United States distribution, licensing, milestone revenues, corporate funding, and contract manufacturing revenues.

6.    MARKETABLE SECURITIES

        Investments in marketable securities are comprised of the following (in millions):

	Principal Amount	Cost/ Amortized Cost	Fair Value at Balance Sheet Date	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2002:
Equity Securities	$—	$1.9	$1.9	$—	$—
U.S. Government and Agencies	245.9	251.0	254.2	3.2	—
Corporate Debt Securities	900.4	935.4	967.9	32.9	(0.3)
Foreign Bank Debt Securities	64.6	66.3	69.0	2.6	—

Total	$1,210.9	$1,254.6	$1,293.0	$38.7	$(0.3)

December 31, 2001:
Equity Securities	$—	$6.4	$11.2	$4.8	$—
U.S. Government and Agencies	8.0	8.1	8.3	0.2	—
Corporate Debt Securities	530.4	546.9	556.5	9.9	(0.3)
Foreign Bank Debt Securities	28.0	29.8	30.4	0.6	—

Total	$566.4	$591.2	$606.4	$15.5	$(0.3)

        The amortized cost and fair market value of investments at December 31, 2002 and 2001, by contractual maturities are (in millions):

	2002		2001
	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost	Fair Value
Equity Securities	$1.9	$1.9	$6.4	$11.2
Due in one year or less	393.4	395.0	149.5	151.2
Due after one year through two years	252.6	259.6	71.8	73.4
Due after two years through five years	496.3	521.9	363.5	370.6
Due after five years through seven years	110.4	114.6	—	—

Total	$1,254.6	$1,293.0	$591.2	$606.4

        Gross gains recognized on sales of securities in 2002, 2001 and 2000 were $0.9 million, $2.1 million and $1.6 million, respectively, as determined by specific identification. Gross losses recognized on sales of securities were immaterial during 2002, 2001 and 2000, as determined by specific identification.

        During 2002, the Company determined that the decline in fair value below the cost basis of its investment in the marketable equity securities of a public company was other than temporary, based primarily on the duration and magnitude of the declines in fair value, in turn largely due to the downward movement in the capital markets, as well as the financial condition and near-term prospects of the investee company. For the year ended December 31, 2002, the Company recorded a realized loss of $4.5 million to write-down the cost basis of the investment to fair value.

7.    INVENTORY

        Inventory at December 31, is comprised of the following (in millions):

	2002	2001
Raw materials	$30.4	$16.8
Work in process	19.4	13.7
Finished goods	10.2	22.2

	60.0	52.7
Less noncurrent	—	(1.9)

	$60.0	$50.8

        The Company has commenced production of inventory, including Normal Allantoic Fluid (NAF), Virus Harvest (VH), sprayers, and finished goods, in connection with its proposed launch of FluMist, which has not yet been approved by the FDA. In recognition of management's assessment that the entire inventory of finished goods and certain other inventory materials will reach their expiration dates prior to FDA approval, the Company recorded reserves for such inventory. As of December 31, 2002, the Company has a FluMist related inventory balance of $62.5 million, against which there is a reserve of $47.5 million, resulting in a net inventory balance of $15.0 million.

        Inventory balances are net of reserves for RespiGam inventory, for which minimal product sales are expected to result for the foreseeable future. In April 2002, the Company reduced the inventory and reserve balances by $3.4 million upon the disposal of expired product. RespiGam inventory and reserve balances, respectively, were $0.6 million and $0.2 million as of December 31, 2002, and $4.9 million and $4.2 million, as of December 31, 2001.

        Noncurrent inventory at December 31, 2001 is comprised of some of the Company's raw plasma as well as certain CytoGam production lots that are being tested for long-term stability. Noncurrent inventory at December 31, 2002 is fully reserved.

8.    PROPERTY AND EQUIPMENT

        Property and equipment, stated at cost at December 31, is comprised of the following (in millions):

	2002	2001
Land and land improvements	$15.7	$2.3
Buildings and building improvements	52.6	54.3
Leasehold improvements	33.9	15.2
Laboratory, manufacturing and facilities equipment	50.1	33.1
Office furniture, computers, and equipment	28.5	15.0
Construction in progress	56.7	10.0

	237.5	129.9
Less accumulated depreciation and amortization	(53.5)	(34.5)

	$184.0	$95.4

        During March 2002, the Company paid approximately $13.4 million to acquire 11 acres of land in Gaithersburg, Maryland, which will serve as the site of the Company's new corporate headquarters and research facilities. Additionally, the Company has options to purchase an additional 14 acres of land. The Company has begun construction of the first phase of the new facility, at a total estimated cost of $85 million. The Company expects to take occupancy of the first phase of construction, which will feature a complex totaling approximately 220,000 square feet, in the fall of 2003.

        In connection with the Acquisition, the Company acquired property, plant and equipment valued at approximately $42.5 million, comprised primarily of leasehold improvements, lab, manufacturing and office equipment, and partially-constructed manufacturing facilities.

        As of December 31, 2002, construction in progress includes $17.6 million of engineering and construction costs and other professional fees related to Phase I of the new headquarters. In addition, construction in progress includes $33.4 million of engineering, construction and equipment costs related to construction activities at the Company's manufacturing facilities in Pennsylvania and Speke, England. As of December 31, 2001, construction in progress primarily includes engineering, construction, and equipment costs associated with the expansion of the cell culture production area in the FMC, which was placed in service during 2002.

        Effective November 2002, the Company outsourced the process of converting human plasma to the critical intermediate used in CytoGam production to a third party manufacturer. Prior to that date, the process was performed at the Company's Frederick Manufacturing Facility. Accordingly, the Company recorded a $12.9 million impairment charge during the fourth quarter of 2002 for the write-off of certain plasma manufacturing assets.

        Interest costs capitalized in connection with the Company's construction activities totaled $0.9 million in 2002. Interest costs capitalized during 2001 and 2000 were immaterial.

9.    ACCRUED EXPENSES

        Accrued expenses at December 31, is comprised of the following (in millions):

	2002	2001
Co-promotion expenses	$60.1	$41.2
Government reimbursements	26.2	17.5
Sales and marketing costs	17.2	14.0
Research and development expense	16.1	12.6
Bonuses	11.0	—
Contract termination fees	—	13.4
Other	26.8	13.7

	$157.4	$112.4

10.  FACILITIES LEASES

        The Company leases warehouse, laboratory and administrative space under numerous operating leases. Under the leases, the Company is obligated to pay a basic monthly rent, which will increase each lease year. The leases also require the Company to pay for utilities and its proportionate share of taxes, assessments, insurance and maintenance costs. Rent expense for the years ended December 31, 2002, 2001, and 2000 was $9.0 million, $2.2 million, and $3.4 million, respectively.

        The Company's future minimum lease payments under operating leases are as follows (in millions):

Year Ending December 31,
2003	$8.6
2004	8.6
2005	6.5
2006	4.4
2007	2.6
Thereafter	32.2

$62.9

11.  LONG-TERM DEBT

        Long-term debt at December 31, is comprised of the following (in millions):

	2002	2001
5 1/4% Convertible Subordinated Notes	$209.6	$—
4% notes due to Maryland Department of Business and Economic Development, due 2016	5.4	5.7
7.53% note due to Maryland Industrial Development Finance Authority, due 2007 (collectively with the 4% notes referred to as the "Maryland Notes")	3.1	3.6
Note due to Cooperative Rabobank, B.A., due 2009, variable interest rate	0.3	0.2

	218.4	9.5
Less current portion included in other current liabilities	(0.8)	(0.7)

	$217.6	$8.8

        Convertible Subordinated Notes—Following the Acquisition, MedImmune Vaccines remains obligated for its outstanding indebtedness, which includes $200.0 million aggregate principal amount of the Notes. Approximately $211.4 million of the acquisition cost was allocated to the Notes, which represents the fair value as of the acquisition date, based on quoted market prices. The Notes are convertible into an aggregate of 3.4 million shares of the Company's common stock, based on a conversion price of $58.14, at any time on or before February 1, 2008. The Company may redeem the Notes beginning in February 2004, at redemption prices declining from 103% of their principal amount in 2004 to 100% in 2008, plus accrued interest. Interest is payable semi-annually in arrears in cash on February 1 and August 1 each year. Interest paid during 2002 was $10.5 million. The estimated fair value of the Notes as of December 31, 2002 was $198.2 million, based on quoted market prices.

        Collateralized Loans—The Maryland Notes are collateralized by the land, buildings and building fixtures of the FMC. The agreements include a provision for early retirement of the notes by the Company. Principal and interest payments on the Maryland Notes began in 1998. Pursuant to the terms of the agreements, the Company is required to meet certain financial and non-financial covenants including maintaining minimum cash balances and net worth ratios. The Company maintains a $0.4 million compensating balance related to the Maryland Notes, which is included in other assets.

        In May 1994, the Company's subsidiary, USB Pharma B.V., entered into a mortgage loan with Cooperative Rabobank B.A. in the amount of 1.2 million Dutch guilders collateralized by the land and buildings of its manufacturing facility in Nijmegen, the Netherlands and guaranteed by the Company. Proceeds from the loan were used to partially fund the purchase of additional equipment for the facility. The mortgage loan, for which principal payments began in March 1995, has a 15-year term and bears interest at a quarterly variable rate. The interest rate as of December 31, 2002 was 5.85%.

        Maturities of the collateralized loans for the next five years are as follows: 2003, $0.8 million; 2004, $0.9 million; 2005, $0.9 million; 2006, $1.0 million; and 2007, $1.1 million.

        The estimated fair values of the Company's collateralized loans at December 31, 2002 and 2001, respectively, based on quoted market prices or discounted cash flows using currently available borrowing rates, were $9.3 million and $10.0 million compared to the carrying values of $8.8 million and $9.5 million.

12.  Shareholders' Equity

        Pursuant to the terms of the Stockholder Rights Plan adopted by the Company's Board of Directors, common stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on July 21, 1997. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such a person or group would beneficially own 20% or more of the Company's stock. The Rights will expire on July 9, 2007.

13.  EARNINGS PER SHARE

        The following is a reconciliation of the denominators of the diluted EPS computation for the years ended December 31, 2002, 2001, and 2000. There are no reconciling items to the numerator for the EPS computation for the periods reported.

	2002	2001	2000
Denominator (in millions):
Weighted average shares outstanding	249.6	213.4	209.1
Effect of dilutive securities:
Stock options and warrants	—	6.7	11.3

Denominator for diluted EPS	249.6	220.1	220.4

        The Company incurred a net loss for the year ended December 31, 2002 and, accordingly, did not assume exercise or conversion of potential common shares for the year, as follows, because to do so would be antidilutive:

(in millions)
Stock options, at prices ranging from $0.47 to $83.25	28.6
Warrants, at $9.30 per share	0.4
Notes, at a conversion price of $58.14	3.4

Total potential common shares	32.4

        The following table shows the number of shares and related price ranges of those shares that were excluded from the EPS computations for the years ended December 31, 2001 and 2000. These options to purchase shares of common stock were outstanding in the periods reported, but were not included in the computation of diluted earnings per share as the exercise prices for these options were greater than the average market price of the common stock during the period reported, and therefore would be antidilutive (in millions).

	2001	2000
Price range of stock options:
$40.50–$83.25	6.6
$61.50–$83.25		0.9

14.  COMMON STOCK EQUIVALENTS

        The Company currently grants stock options under certain of the following stock option plans originated by the Company. In May 2002, the Company's shareholders voted to increase the maximum number of shares of common stock reserved for issuance under the 1999 Plan from 19,250,000 to 25,250,000 shares.

Plan	Description	Shares Authorized (in millions)
Old Plan	Provides option incentives to employees, consultants and advisors of the Company	1.5
1991 Plan	Provides option incentives to employees, consultants and advisors of the Company	33.0
1993 Non-Employee Directors Plan	Provides option incentives to non-employee directors	1.5
1999 Plan	Provides option incentives to employees, consultants and advisors of the Company	25.3

        The following compensation plans, for which no future grants will be made, were acquired by the Company in 1999 in connection with its acquisition of MedImmune Oncology.

Plan	Description	Shares Authorized (in millions)
Non-Executive Stock Option Plan	Provided option incentives to employees who are not officers or directors of MedImmune Oncology, consultants and advisors of the Company	1.0
1996 Non-Employee Directors Stock Option Plan	Provided option incentives to elected non-employee directors of MedImmune Oncology	—

        In addition, the following compensation plans, for which no future grants will be made, were acquired by the Company in 2002 in connection with its acquisition of MedImmune Vaccines.

Plan	Description	Shares Authorized (in millions)
1996 Equity Incentive Plan ("1996 Plan")	Provides for the grant of incentive and nonstatutory stock options to employees and consultants of MedImmune Vaccines	4.7
1999 Non-Officer Equity Incentive Plan ("1999 Plan")	Provides for the grant of nonstatutory stock options, stock bonuses, rights to purchase restricted stock, and stock appreciation rights to consultants and employees who are not officers or directors of MedImmune Vaccines	4.2

        Options under all plans normally vest over a three to five year period and have a maximum term of 10 years. The Company has reserved a total of 34.6 million shares of common stock for issuance under these plans as of December 31, 2002.

        Related stock option activity, is as follows (shares in millions):

	Plans Prior to Establishment of the 1991 Plan		1991 and 1999 Plans		Non-Employee Directors Plan		MedImmune Oncology Plans		MedImmune Vaccines Plans
	Shares	Price per share(1)	Shares	Price per share(1)	Shares	Price per share(1)	Shares	Price per share(1)	Shares	Price per share(1)
Balance Dec. 31, 1999	0.1	$0.13	19.9	$10.94	0.6	$7.72	1.5	$22.12	—	$—
Granted	—	—	7.2	59.75	0.2	72.75	—	—	—	—
Exercised	(0.1)	0.13	(6.0)	7.76	(0.2)	5.33	(1.3)	21.77	—	—
Canceled	—	—	(0.7)	38.75	—	—	—	—	—	—

Balance Dec. 31, 2000	—	—	20.4	28.15	0.6	24.23	0.2	25.52	—	—
Granted	—	—	4.7	38.14	0.2	47.20	—	—	—	—
Exercised	—	—	(3.0)	7.15	(0.1)	12.51	(0.2)	20.70	—	—
Canceled	—	—	(1.9)	43.87	—	—	—	—	—	—

Balance Dec. 31, 2001	—	—	20.2	32.17	0.7	29.22	0.0	—	—	—
Acquisition	—	—	—	—	—	—	—	—	6.5	27.25
Granted	—	—	5.9	36.74	0.2	28.90	—	—	—	—
Exercised	—	—	(0.8)	6.75	—	—	—	—	(1.8)	20.28
Canceled	—	—	(1.2)	44.97	—	—	—	—	(1.1)	36.06

Balance Dec. 31, 2002	—	$—	24.1	$33.45	0.9	$29.53	0.0	$—	3.6	$28.17

(1)
Price per share is the weighted average exercise price.

        Additional information related to the plans as of December 31, 2002 is as follows (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Wtd Avg remaining contractual life (yrs)	Wtd Avg Ex. Price	Options Exercisable	Wtd Avg Ex. Price
$0.01-$10.00	4.1	4.2	$5.40	3.8	$5.17
$10.01-$20.00	4.5	6.0	$16.71	3.2	$15.97
$20.01-$30.00	4.7	7.4	$25.47	1.9	$24.82
$30.01-$40.00	5.3	7.5	$37.00	2.4	$37.19
$40.01-$50.00	5.0	8.7	$42.41	1.2	$43.03
$50.01-$60.00	0.7	6.8	$56.58	0.4	$56.59
$60.01-$70.00	3.9	7.0	$60.96	1.9	$60.91
$70.01-$80.00	0.4	7.7	$72.23	0.2	$72.30

	28.6	6.9	$32.64	15.0	$27.39

        In June 2001, the Company introduced an employee stock purchase plan ("ESPP") under which 3.0 million shares of common stock were reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at plan-defined dates. Employees purchased 163,345 shares and 43,976 shares for $4.0 million and $1.5 million during 2002 and 2001, respectively, under the plan.

        The Company has adopted the disclosure only provisions of SFAS 123 as they pertain to financial statement recognition of compensation expense attributable to option grants and shares issued pursuant to the ESPP. As such, no compensation cost has been recognized for grants under the Company's stock compensation plans. If the Company had elected to recognize compensation cost for grants under its stock compensation plans consistent with SFAS 123, the Company's results on a pro forma basis would be (in millions, except per share data):

	2002(1)	2001	2000
Net (loss) earnings — as reported	$(1,098.0)	$149.0	$111.2
Net (loss) earnings — pro forma	$(1,192.6)	$67.0	$49.3
Basic (loss) earnings per share—as reported	$(4.40)	$0.70	$0.53
—pro forma	$(4.78)	$0.31	$0.24
Diluted (loss) earnings per share—as reported	$(4.40)	$0.68	$0.50
—pro forma	$(4.78)	$0.30	$0.22

Note:

(1)
During 2002, the Company recognized stock compensation expense of $19.2 million in its historical and proforma results for the vesting of stock options assumed in conjunction with the Acquisition, calculated in accordance with FIN 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25."

        The pro forma expense related to the stock options is recognized over the vesting period, generally five years. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

	2002	2001	2000
Risk-free interest rate	4.16%	4.72%	6.20%
Expected life of options — years	6	6	7
Expected stock price volatility	53%	69%	69%
Expected dividend yield	N/A	N/A	N/A

        To better estimate the future expected stock price volatility, during 2002 the Company changed its method of calculating historical volatility from using daily stock price observations to using monthly observations.

        The weighted average fair value of options granted during 2002, 2001, and 2000 was $20.56, $25.23, and $42.80, respectively.

        In connection with the Acquisition, the Company assumed outstanding warrants to purchase common stock, which are as follows as of December 31, 2002:

Shares (in 000's)	Exercise Price	Expiration
365.5	$9.30	February 2007
53.8	$9.30	March 2008

419.3

        Additional warrants to purchase 5,147 shares of the Company's common stock at an exercise price of $55.13 are issuable on the date of the first commercial sale of FluMist.

15.  INCOME TAXES

        The components of the provision (benefit) for income taxes are as follows (in millions):

	Year ended December 31,
	2002	2001	2000
Current:
Federal	$(1.9)	$3.3	$—
State	—	—	—
Foreign	0.1	0.3	0.1

Total current expense (benefit)	(1.8)	3.6	0.1

Deferred:
Federal	48.7	71.1	60.5
State	1.3	4.8	3.8
Foreign	—	—	—

Total deferred expense (benefit)	50.0	75.9	64.3

Total tax expense (benefit)	$48.2	$79.5	$64.4

        Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows (in millions):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$194.7	$107.1
U.S. general business credit carryforwards	46.8	31.3
Accrued expenses not currently deductible	28.6	20.6
Property and equipment	13.3	—
Accounts receivable allowances and reserves	13.0	8.7
Deferred compensation	7.0	—
Deferred revenue	1.5	4.6
Prepaid and long term debt	5.4	—
California capitalized research expenses	4.1
Other	9.9	11.1

Total deferred tax assets	324.3	183.4

Deferred Tax Liabilities:
Unrealized gains on investments	(13.5)	(5.3)
Acquired intangibles	(30.7)	—

Total deferred tax liabilities	(44.2)	(5.3)

Valuation allowance	(32.3)	(14.5)

Net deferred tax assets	$247.8	$163.6

        The provision (benefit) for income taxes varies from the income taxes provided based on the federal statutory rate (35%) as follows:

	Year ended December 31,
	2002	2001	2000
(Benefit) tax at U.S. federal statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	0.3	0.7	1.2
Change in valuation allowance	0.2	—	0.1
Nondeductible IPR&D	39.3	—	—
U.S. general business credits	(0.4)	(2.1)	(5.9)
Effect of foreign operations	0.1	—	—
Change in state statutory rate	—	1.1	—
Other	0.1	0.1	0.4

Total	4.6%	34.8%	30.8%

        At December 31, 2002 the Company had consolidated net operating loss carryforwards for U.S. income tax purposes of approximately $490 million expiring between 2010 and 2021. The Company also has U.S. general business credit carryforwards comprised of federal research and experimentation and orphan drug credit carryforwards of approximately $52 million at December 31, 2002 expiring through 2022. The timing and manner in which the Company will utilize the net operating loss and general business credit carryforwards in any year, or in total, will be limited by provisions of the Internal Revenue Code Section 382, regarding changes in ownership of the Company.

        Deferred taxes are not provided for the earnings of the Company's foreign subsidiaries, as those earnings are considered permanently reinvested in the operations of the foreign subsidiaries. Additionally, at December 31, 2002, the Company had foreign net operating loss carryforwards of $29 million for U.K. income tax purposes. The Company has provided a full valuation allowance against the deferred tax asset arising from the foreign net operating losses since realization of these tax benefits cannot be reasonably assured.

        The change in the valuation allowance was an increase of $17.8 million and a decrease of $5.5 million in 2002 and 2001, respectively. The changes in 2002 relate primarily to acquired losses and tax credits from the Company's subsidiary, MedImmune Vaccines. The portion of the valuation allowance for which subsequently recognized tax benefits will be first applied to reduce goodwill was $15.6 million at December 31, 2002.

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

        Because of uncertainties regarding the realization of the tax benefit associated with a portion of the deferred tax assets attributable to the state net operating losses, foreign net operating losses, and the general business credits which were generated by the Company's subsidiary, MedImmune Oncology (formerly USB), prior to its acquisition by the Company, a full valuation allowance remains for these deferred tax assets at December 31, 2002 and 2001.

16.  COLLABORATIVE ARRANGEMENTS

        Abbott Laboratories—In December 1997, the Company signed two agreements with Abbott Laboratories. The first agreement calls for Abbott to co-promote Synagis in the United States. The second agreement allows Abbott International, a division of Abbott, to exclusively distribute Synagis outside the United States. Under the terms of the United States co-promotion agreement, the Company is required to pay Abbott an increasing percentage of net United States sales based on Abbott achieving certain sales thresholds over the annual contract year. Expenses associated with the co-promotion agreement are included in selling, general and administrative expenses on the accompanying statements of operations. Each company is responsible for its own selling expenses. Under the terms of the distribution agreement, the Company manufactures and sells Synagis to Abbott International at a price based on end-user sales. Pursuant to the distribution agreement, the Company received a $15 million payment in each of the years 1999, 1998 and 1997. In accordance with SAB 101, a portion of these payments was deferred in 2000 and is being recorded as other revenue as the Company fulfills certain obligations under the agreement. During 2001, the Company revised its estimate of the total cost to fulfill its obligations under the agreement, based on significant progress at less effort than originally expected towards obtaining regulatory approval in Japan, which was officially granted during January 2002. The Company recorded the cumulative effect of this change in estimate, which resulted in the recognition of additional revenues of $3.6 million during the year ended December 31, 2001, which are included in other revenues. During 2002, Synagis received regulatory approval in Japan and Canada, and therefore expects to fulfill its remaining obligations under the agreement during the second quarter of 2003. The Company could receive up to an additional $15 million based on the achievement of certain sales goals.

        ALZA Corporation—In December 1995, the Company entered into an exclusive marketing and distribution agreement with ALZA Corporation for Ethyol in the United States. Under the terms of the agreement, ALZA had exclusive rights to market Ethyol in the United States and was responsible for sales and marketing of the product. The original term of the agreement expired in April 2001, and during 2000 ALZA exercised a one-time option to extend the agreement to April 1, 2002. In September 2001, the Company amended the agreement with ALZA to accelerate to October 1, 2001 the transfer to the Company of Ethyol marketing rights. Under the terms of the agreement, the Company received $35 million in up-front and milestone payments prior to 2000. In accordance with SAB 101, a portion of these payments was deferred in 2000 and recorded as other revenue in 2001, as the Company fulfilled certain obligations under the agreement and completed the transfer of marketing rights. Under the terms of the agreement, the Company's oncology/immunology sales force co-promoted the product with ALZA in the United States. The Company sold Ethyol to ALZA at a price based on a percentage of the net sales price of Ethyol in the United States, and ALZA then sold Ethyol to the distributors and wholesalers that supply Ethyol for prescription sales.

        In anticipation of the October 2001 transfer, the Company ceased sales of Ethyol to ALZA during the third quarter of 2001, and purchased ALZA's remaining Ethyol inventory at historical cost as of September 30, 2001, which was recorded as a reduction to product sales in the amount of $2.3 million. During the third quarter of 2001, the Company recognized the remaining deferred revenues of $2.2 million, which are included in other revenues, and recorded to selling general and administrative expense $13.4 million in termination fees due to ALZA, which are included in accrued expenses as of December 31, 2001. Beginning October 1, 2001, the Company records all revenues from domestic sales of Ethyol, and beginning April 1, 2002, the Company pays ALZA a declining royalty for nine years, based on sales of Ethyol in the United States.

        CSL Limited—In June 1998, the Company entered into a collaboration agreement with CSL Limited, of Victoria, Australia for the development, sale and distribution of FluMist in Australia, New Zealand and some countries in the South Pacific. The Company and CSL are conducting clinical trials in Australia for FluMist. Under the agreement, CSL will sponsor the marketing application with the Therapeutic Goods Administration, Australia's equivalent to the FDA. CSL will have exclusive rights to sell and distribute FluMist in these countries, and the Company will share profits from these sales. The Company will also benefit from expansion of CSL's current flu vaccine in pediatric and healthy adult market segments following the approval to market FluMist in the territory. In addition, CSL has agreed under an option agreement to grant warrants to the Company to purchase CSL common stock upon CSL's attainment of certain milestones.

        Evans Vaccines Limited—In July 1999, the Company entered into an agreement with a division of Celltech Group Plc, which was later acquired by PowderJect Pharmaceuticals Plc and is now called Evans Vaccines Limited, for the manufacture of key components of FluMist, specifically the bulk manufacture of monovalents and diluent, as well as use of the manufacturing facilities. During October 2000, the Company restructured its agreement with Evans in order to gain direct control over FluMist manufacturing operations. The Company obtained responsibility for bulk manufacture of FluMist in Evans' Speke, England facility, hired approximately 100 Evans employees who had been working on FluMist, and entered into subleases through June 2006 for the FluMist manufacturing areas on the existing site. In connection with the restructuring of the manufacturing agreement, the Company made an initial payment of $15.0 million and additional payments of $3.9 million each in September 2001 and 2002. The Company is obligated to make three additional annual payments of $3.9 million in September 2003 through September 2005, which are included in other current liabilities and Obligations to Evans in the accompanying consolidated balance sheet as of December 31, 2002. The Company is also obligated to make other additional payments of $19 million, less accrued interest, which will be paid over the term of the agreement based on net sales of FluMist, if and when approved for marketing, with the unpaid balance, if any, due January 2006. The balance of $18.6 million as of December 31, 2002 is included in Obligations to Evans in the accompanying consolidated balance sheet. In addition, the Company is obligated to make payments during the term of the agreement of $150,000 per year for the use of the Company's unit in the Evans manufacturing plant, payments up to an aggregate of $2.0 million for attaining specific milestones, and payments for other support services based on the costs of these services incurred. The Company expenses rent and other support services as the costs are incurred, and expenses milestones as they become due.

        GlaxoSmithKline—In December 1997, the Company and GlaxoSmithKline entered into a strategic alliance to develop and commercialize HPV vaccines for the prevention of cervical cancer and genital warts. In exchange for exclusive worldwide rights to the Company's HPV technology, GSK agreed to provide the Company with an up-front payment, research funding of $22.7 million through 2002, potential developmental and sales milestones which together could total up to $48 million in the future, as well as royalties on any product sales and an equity investment of $5 million. Under the terms of the agreement, the companies will collaborate on research and development activities. The Company conducted Phase 1 and Phase 2 clinical trials and manufactures clinical material for those studies. GSK is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities. In January 1998, the Company received a $15 million payment from GSK upon commencement of the agreement. In accordance with SAB 101, a portion of this payment was deferred in 2000 and is being recorded as other revenue as the Company fulfills certain obligations under the agreement. During 2001, the Company revised its estimate of the total cost to fulfill its obligations under the agreement, based on significant progress at lower cost than previously estimated. The Company recorded the cumulative effect of this change in estimate, which resulted in additional revenues of $0.5 million, for a total of $0.9 million for the year ended December 31, 2001, which are included in other revenues. Research funding of $0.2 million, $2.8 million and $7.8 million associated with the agreement has been included in other revenues for the years ended December 31, 2002, 2001, and 2000, respectively.

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

        Schering-Plough Corporation—In May 1993, MedImmune Oncology entered into an exclusive marketing and distribution agreement with Scherico, Ltd., an affiliate of Schering-Plough Corporation, for Ethyol in the countries comprising the EU and European Free Trade Association. Under this agreement, Scherico purchases Ethyol from the Company at a price based on a percentage of the net sales of Ethyol in Germany, United Kingdom, Spain, Italy and France. Scherico's exclusive rights to market the product will continue through December 31, 2003. At the end of the exclusive period, the Company may co-promote Ethyol with Scherico for two years, through December 31, 2005. Thereafter, the Company will reacquire sole marketing rights, subject to an obligation to pay Scherico a royalty based on a percentage of net sales, if any, from the European territories for a period of three years. Scherico may terminate the agreement at any time by providing 180 days written notice. Prior to 2000, the Company received payments of $11 million under the terms of the agreement, a portion of which was deferred in 2000 in accordance with SAB 101, and is being recorded as other revenue as the Company fulfills certain obligations under the agreement.

        The Company also entered into licensing agreements for Ethyol and NeuTrexin with affiliates of Schering for several territories outside the United States. The licensees are required to pay the Company compensation based on their net sales of the products, and the Company sells the products to the licensees at an agreed upon price.

        Wyeth—In January 1999, the Company signed a worldwide collaborative agreement with Wyeth Lederle Vaccines, a subsidiary of Wyeth, for the development, manufacture, distribution, marketing, promotion, and sale of FluMist. Under this agreement, Wyeth has exclusive worldwide rights to market FluMist, excluding Korea, Australia, New Zealand and some South Pacific countries. The two companies have agreed to co-promote FluMist in the United States, with the Company focusing on non-traditional channels. Wyeth holds the marketing rights in the United States for an initial term of seven years from the first commercial sale of FluMist in the United States. Outside the United States (with the exclusions noted above), Wyeth holds the marketing rights for an initial term of eight years from the first commercial sale of FluMist outside the United States. Wyeth has the option to extend its rights in the United States for an additional four years and internationally for an additional three years, the aggregate of which could result in payments to the Company ranging from $145 million to $400 million. Under the terms of the agreement with Wyeth, the two companies are to collaborate on the regulatory, clinical and marketing programs for FluMist within the United States.

        As a part of the collaboration, the Company is to receive certain payments related to the achievement of key milestones and events for FluMist. In December 2002, the Company received $25.0 million from Wyeth as compensation for manufacturing costs incurred in preparing for the then-expected 2002 FluMist launch. Under the agreements, as recently amended, potential milestones and related payments to the Company from Wyeth include: $20 million for FDA approval in the United States; $20 million for advisory body recommendations and expanded label claims; up to $25 million in supply goal payments; up to $17.5 million for FDA approval of use in multiple target populations; $10 million for the submission of a license application in Europe; $27.5 million for FDA approval of a liquid formulation of FluMist; and up to $50 million upon licensure in international regions. Additionally, Wyeth is committed to provide the Company with up to $20 million in financing, contingent upon regulatory approval of FluMist. The total potential future value for the license fees, milestones, financing support and term extension options that the Company could receive from Wyeth could range from approximately $300 million to $600 million.

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

        Other Agreements—The Company has entered into research, development and license agreements with various federal and academic laboratories and other institutions to further develop its products and technology and to perform clinical trials. Under these agreements, the Company is obligated to provide funding and milestone payments of approximately $7.1 million and $7.5 million in 2003 and 2004, respectively, and $294.9 million in the aggregate upon the occurrence of certain events in the future, such as the granting by the FDA of a license for product marketing in the United States. In exchange for the licensing rights for commercial development of proprietary technology, the Company has agreed to pay royalties on sales using such licensed technologies.

17.  COMMITMENTS AND CONTINGENCIES

        Manufacturing, Supply and Purchase Agreements—The Company has entered into manufacturing, supply and purchase agreements to provide production capability for CytoGam and RespiGam, and to provide a supply of human plasma for production of both products. No assurance can be given that an adequate supply of plasma will be available from the Company's suppliers. Prior to November 2002, human plasma for CytoGam was converted to an intermediate (Fraction II+III paste) at the FMC. Effective November 2002 and through June 2004, Precision Pharma Services is providing all manufacturing of the Company's Fraction II+III paste. The intermediate material is then supplied to the manufacturer of the bulk product, MBL. Pursuant to the agreements with MBL, the Company paid $3.2 million in 2002, $6.8 million in 2001, and $8.7 million in 2000 for production and process development. The Company has a commercial agreement with MBL for planned production of CytoGam and RespiGam through June 2004 for $15.6 million, subject to production level adjustments. If MBL, which holds the sole product and establishment licenses from the FDA for the manufacture of CytoGam and RespiGam, is unable to satisfy the Company's requirements for CytoGam on a timely basis or is prevented for any reason from manufacturing CytoGam, the Company may be unable to secure an alternative manufacturer without undue and materially adverse operational disruption and increased cost. The Company also has agreements with Aventis Pasteur through April 2003 and MBL through June 2004 for the fill and finish of CytoGam product.

        In December 1997, the Company entered into an agreement with BI, to provide supplemental manufacturing of the Company's second generation RSV product, Synagis. The Company paid $6.7 million in 2002, $14.3 million in 2001, and $26.4 million in 2000 related to production and scale-up of production as part of this agreement. The Company has firm commitments with BI for planned production through March 2005 for approximately 42.6 million Euros. Should the manufacturer be unable to supply Synagis to the Company for any reason, there can be no assurance that the Company will be able to secure an alternate manufacturer in a timely basis or without increased cost.

        The Company has additional agreements with Chiron and BI for the filling, finishing and packaging of Synagis product, manufactured at the FMC.

        In August 1998, the Company signed a worldwide multi-year supply agreement with Becton Dickinson for the supply of its AccuSpray non-invasive nasal spray delivery system for administration of FluMist. The Company has firm commitments with Becton Dickinson for future purchases of sprayers of $7.7 million and $1.6 million in 2003 and 2004, respectively. Under the agreement, the Company advanced a total of $2.0 million to Becton Dickinson for facility expansion of plant capacity, which will be recovered against future payments for sprayers supplied under the agreement. As of December 31, 2002, $0.5 million of the advance has not been recovered and is included in other assets in the accompanying balance sheet.

        In August 2000, the Company entered into a production agreement with PCI, to perform secondary production (i.e., assembly, labeling and packaging) of FluMist. As part of this agreement, the

Company is obligated to pay PCI annual non-refundable minimum payments of $1.1 million for each contract year, regardless of the level of actual production. Payments of $1.1 million were made for each of the years 2002 and 2001. Future minimum payments of $1.1 million each are required to be made in 2003 and 2004. Should the actual level of future production exceed the contract minimum, then actual payments will be correspondingly higher.

        The Company has issued irrevocable standby letters of credit to guarantee performance under certain agreements related to the construction project for the Company's new headquarters and research and development facility. The undiscounted maximum potential amount of future payments that the Company could be required to make under such guarantees, in the aggregate, is approximately $1.9 million.

18.  OTHER OPERATING EXPENSES

        Other operating expenses primarily reflect other manufacturing related costs that are not associated with commercially saleable products. Expenses in 2002 include $77.7 million in pre-production costs and inventory reserves for FluMist, primarily resulting from preparations for the proposed 2002 commercial launch; $12.9 million for the impairment of certain plasma manufacturing assets (see Note 8); and $9.6 million in excess capacity related to the plasma production portion of the FMC. Expenses in 2001 and 2000 also include amounts for the excess plasma capacity as well as manufacturing startup costs incurred prior to FDA approval for the FMC, and certain other plasma-related charges.

19.  PENSION PLAN

        The Company has defined contribution 401(k) pension plans and other defined contribution plans available to all full-time employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. The Company also makes employer contributions, which primarily vest pro ratably over four years of service. During 2002, 2001, and 2000, the Company contributed approximately $2.0 million, $1.1 million, and $0.9 million, respectively, in cash to the plans.

20.  LEGAL PROCEEDINGS

        In 1998, MediGene AG ("MediGene") initiated a legal action against Loyola University of Chicago ("Loyola") and the Company in the United States District Court for the Northern District of Illinois alleging, among other things, breach of contract and tortious interference by the Company with an alleged prospective business relationship between MediGene and Loyola. MediGene sought damages from the Company ranging from approximately $40 million to $115 million. The District Court granted summary judgment in favor of the Company on all claims and MediGene appealed. In January 2003 the parties reached a settlement resolving this matter at no cost to the Company.

        In October 2000, Celltech Chiroscience Limited ("Celltech") commenced a legal proceeding against the Company in the U.K. High Court of Justice, Chancery Division, Patents Court. Celltech alleges that the Company failed to pay royalties with respect to its sales of Synagis as required by a license agreement dated January 19, 1998. Under the agreement, the Company obtained from Celltech a worldwide license to make, use and/or sell product under a patent (and related applications) pertaining to humanized antibodies. In the proceeding, Celltech sought payment of a 2% royalty based on net sales of Synagis sold or manufactured in the United States, with interest, and certain costs, including attorney's fees. The Company filed answering papers denying that any royalties are due on the basis that Celltech's United States patent does not cover Synagis and has sought dismissal of the case on the grounds that the legal doctrine of prosecution history estoppel prevents Celltech from claiming that its patent covers Synagis. On October 28, 2002, the High Court of Justice ruled in favor of the Company and dismissed Celltech's case on this basis. Celltech has filed an appeal, which is scheduled for argument in June 2003.

        On November 29, 2001, the Company received a letter from counsel for Celltech enclosing a copy of a patent granted by the European Patent Office on November 14, 2001. That letter requested various information concerning the manufacture and sale of Synagis in Europe and sought confirmation that the Company would pay royalties on such sales pursuant to the license agreement dated January 19, 1998. On September 16, 2002, Celltech (now known as Celltech R&D Limited) commenced a second legal proceeding against the Company in the U.K. High Court of Justice, Chancery Division, Patents Court, based on the license agreement dated January 19, 1998. Celltech seeks payment of a 2% royalty based on net sales of Synagis sold or manufactured in Germany, with interest and certain costs, including attorney fees. To date, the Company had not made the royalty payments that were the subject of Celltech's November 29, 2001 letter or its September 16, 2002 lawsuit. The Company filed answering papers in December 2002 denying that it owes the royalties that Celltech seeks through its second proceeding. There can be no guarantee that the Company will be successful in this dispute.

        On April 5, 2002, the Company filed a suit against Centocor, Inc. ("Centocor") in the United States District Court for the District of Maryland. The Company currently pays Centocor a royalty for sales of Synagis made or sold in the United States pursuant to a patent Sublicense Agreement between the parties dated as of September 15, 2000 (the "Sublicense Agreement"). In the litigation, the Company seeks a declaratory judgment that it has no obligation to continue paying royalties to Centocor on the basis that the patent is invalid, unenforceable and does not cover Synagis. Additionally, the Company seeks an injunction preventing Centocor from enforcing this patent. On July 1, 2002, Centocor moved to dismiss this action on the basis that it did not include the Trustees of Columbia University in the City of New York ("Columbia") and the Board of Trustees of the Leland Stanford University ("Stanford") as the owners of the patent. On December 12, 2002, the Maryland Court denied Centocor's motion to dismiss the Company's action and directed the Company to amend its Complaint to add Columbia and Stanford as defendants, which it did in January 2003. Centocor, Columbia and Stanford have filed their answers to the amended complaint. There can be no assurance that the Company will be successful in this dispute

        On July 9, 2002, Centocor, Columbia and Stanford initiated an action against the Company in the United States District Court for the Northern District of California. In the California litigation, Centocor, Columbia and Stanford sought a declaratory judgment that the patent at issue in the Sublicense Agreement is valid and enforceable and that the Company would be liable for patent infringement but for the Sublicense Agreement, as well as a declaratory judgment that the Sublicense Agreement is enforceable. The Company moved to dismiss the California action, among other arguments, on the basis that a prior action was filed in the U. S. District Court for the District of Maryland and the California action should not go forward. On October 21, 2002 the Court ruled in favor of the Company and dismissed the California litigation. Columbia and Stanford filed an appeal from the dismissal of the California action, but then agreed to dismiss their appeal with prejudice.

        On January 14, 2003, a lawsuit was filed by the County of Suffolk New York ("Suffolk") in the United States District Court, Eastern District of New York, naming the Company along with approximately 25 other pharmaceutical and biotechnology companies as defendants. The complaint asserts claims under the federal RICO statute, as well as various state, statutory and common laws to recover monetary damages, civil penalties, declaratory and injunctive relief, disgorgement of profits, treble and punitive damages suffered as a result of defendants' alleged unlawful practices related to prescription medications paid for by Medicaid. Suffolk alleges that the defendants manipulated the "average wholesale price" ("AWP") causing Suffolk to pay artificially inflated prices for covered drugs.

As to the Company, Suffolk's actions relates to Synagis. In addition, Suffolk argues that the defendants (including the Company) did not report the "best price" under the Medicaid Program.

        The Company is also involved in other legal proceedings arising in the ordinary course of its business. After consultation with its legal counsel, the Company believes that it has meritorious defenses to the claims referred to above and is determined to defend its position vigorously. While it is impossible to predict with certainty the eventual outcome of these proceedings, the Company believes they are unlikely to have a material adverse effect on its financial position but might have a material adverse effect on its results of operations for a particular period.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MedImmune, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of MedImmune, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 4 to the financial statements, the Company changed its method of revenue recognition for contract revenues, effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
January 27, 2003
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

/s/ DAVID M. MOTT David M. Mott Vice Chairman and Chief Executive Officer
/s/ MELVIN D. BOOTH Melvin D. Booth President and Chief Operating Officer
/s/ GREGORY S. PATRICK Gregory S. Patrick Senior Vice President and Chief Financial Officer
/s/ LOTA S. ZOTH Lota S. Zoth Vice President and Controller

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF MEDIMMUNE, INC.

        Information with respect to directors is included in the Company's Proxy Statement to be filed pursuant to Regulation 14A (the "Proxy Statement") under the caption "Election of Directors," and such information is incorporated herein by reference. Set forth in Part I, Item 1, are the names and ages (as of February 28, 2003), the positions and offices held by, and a brief account of the business experience during the past five years of each executive officer.

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

ITEM 14.    CONTROLS AND PROCEDURES

        Based on an evaluation of the Company's disclosure controls and procedures as of January 24, 2003, our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in connection with the Company's filing of this annual report on Form 10-K for the year ended December 31, 2002.

        There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls, subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

The following documents or the portions thereof indicated are filed as a part of this report.

a)
Documents filed as part of the Report

1.
Financial Statements and Supplemental Data

a.
Consolidated Balance Sheets at December 31, 2002 and 2001

b.
Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

c.
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

d.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000

e.
Notes to Consolidated Financial Statements

f.
Report of Independent Accountants

g.
Report of Management

2.
Supplemental Financial Statement Schedule
Report of Independent Accountants on Financial Statement Schedule
Schedule I—Valuation and Qualifying Accounts Page S-1

b)
Reports on Form 8-K: none

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

MEDIMMUNE, INC.
Date: March 4, 2003	/s/ DAVID M. MOTT David M. Mott Vice Chairman and Chief Executive Officer Principal Executive Officer
Date: March 4, 2003	/s/ GREGORY S. PATRICK Gregory S. Patrick Senior Vice President and Chief Financial Officer Principal Financial Officer
Date: March 4, 2003	/s/ LOTA S. ZOTH Lota S. Zoth Vice President and Controller Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: March 4, 2003	/s/ WAYNE T. HOCKMEYER Wayne T. Hockmeyer, Chairman
Date: March 4, 2003	/s/ M. JAMES BARRETT M. James Barrett, Director
Date: March 4, 2003	/s/ MELVIN D. BOOTH Melvin D. Booth, Director
Date: March 4, 2003	/s/ JAMES H. CAVANAUGH James H. Cavanaugh, Director
Date: March 4, 2003	/s/ BARBARA HACKMAN FRANKLIN Barbara Hackman Franklin, Director
Date: March 4, 2003	/s/ GORDON S. MACKLIN Gordon S. Macklin, Director
Date: March 4, 2003	/s/ FRANKLIN H. TOP, JR. Franklin H. Top, Jr., Director
Date: March 4, 2003	/s/ ELIZABETH WYATT Elizabeth Wyatt, Director

CERTIFICATION:

I, David M. Mott, certify that:

  1.
  I have reviewed this annual report on Form 10-K of MedImmune, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  •
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  •
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  •
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  •
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  •
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	/s/ DAVID M. MOTT David M. Mott Vice Chairman and Chief Executive Officer

CERTIFICATION:

I, Melvin D. Booth, certify that:

  1.
  I have reviewed this annual report on Form 10-K of MedImmune, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  •
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  •
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  •
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  •
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  •
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	/s/ MELVIN D. BOOTH Melvin D. Booth President and Chief Operating Officer

CERTIFICATION:

I, Gregory S. Patrick, certify that:

  1.
  I have reviewed this annual report on Form 10-K of MedImmune, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  •
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  •
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  •
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  •
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  •
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	/s/ GREGORY S. PATRICK Gregory S. Patrick Senior Vice President and Chief Financial Officer

CERTIFICATION:

I, Lota S. Zoth, certify that:

  1.
  I have reviewed this annual report on Form 10-K of MedImmune, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  •
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  •
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  •
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  •
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  •
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that     could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	/s/ LOTA S. ZOTH Lota S. Zoth Vice President and Controller

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of MedImmune, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated January 27, 2003, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
January 27, 2003

SCHEDULE I

MedImmune, Inc.
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
For the year ended December 31, 2002
Sales Allowances	$6,891	$10,086	$(6,381)	$10,596
Trade Receivables Bad Debt Reserve	2,520	4,948	—	7,468
Inventory Reserve	9,140	59,921	(31,929)	37,132
Physical Asset Reserve	2,374	71	—	2,445

	$20,925	$75,026	$(38,310)	$57,641

For the year ended December 31, 2001
Sales Allowances	$5,698	$3,773	$(2,580)	$6,891
Trade Receivables Bad Debt Reserve	1,562	1,095	(137)	2,520
Inventory Reserve	6,230	12,703	(9,793)	9,140
Physical Asset Reserve	2,463	—	(89)	2,374

	$15,953	$17,571	$(12,599)	$20,925

For the year ended December 31, 2000
Sales Allowances	$7,263	$535	$(2,100)	$5,698
Trade Receivables Bad Debt Reserve	1,357	259	(54)	1,562
Inventory Reserve	8,004	3,550	(5,324)	6,230
Physical Asset Reserve	828	2,536	(901)	2,463

	$17,452	$6,880	$(8,379)	$15,953

S-1

ITEM 601    EXHIBITS

2.1	Agreement and Plan of Merger, dated as of December 2, 2001, among MedImmune, Inc., Apple Merger Corp. and Aviron, incorporated by reference to exhibit 2.1 filed with the Company's Registration Statement Form S-4 (333-74838) filed on December 10, 2001.
3.1	Restated Certificate of Incorporation, dated May 14, 1991, incorporated by reference to exhibit 3.1 filed in connection with the Company's Registration Statement No. 33-43816.
3.1.1
Certificate of Amendment to the Restated Certificate of Incorporation, dated August 5, 1996, incorporated by reference to exhibit 3.4 filed with the Company's Annual Report on Form 10-K for December 31, 2001.
3.1.2
Certificate of Amendment to the Restated Certificate of Incorporation, dated June 15, 1998, incorporated by reference to exhibit 3.5 filed with the Company's Annual Report on Form 10-K for December 31, 2001.
3.1.3
Certificate of Amendment to the Restated Certificate of Incorporation, dated May 18, 2000, incorporated by reference to exhibit 3.6 filed with the Company's Annual Report on Form 10-K for December 31, 2001
3.7	By-Laws, as amended, incorporated by reference to exhibit 3.7 filed with the Company's Annual Report on Form 10-K for December 31, 2001.
4.1
Amended and Restated Rights Agreement, dated as of October 31, 1998, between MedImmune, Inc., and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 99.2 filed with the Company's Registration Statement on Form 8A/A, filed with the Securities and Exchange Commission on December 1, 1998.
4.2	Certificate of Designations of Series B Junior Preferred Stock, incorporated by reference to exhibit 4.2 filed with the Company's Annual Report on Form 10-K for December 31, 2001.
4.3	Warrant for Common Stock, issued to University of Michigan, incorporated by reference to Exhibit 4.14 to Aviron's Annual Report on Form 10-K for the year ended December 31, 1999.
4.4
Indenture entered into between Aviron and HSBC Bank USA as Trustee, dated February 7, 2001, incorporated by reference to Exhibit 4.22 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
4.5
Officer's Certificate pursuant to Section 2.01 of the Subordinated Indenture, dated February 7, 2001, incorporated by reference to Exhibit 4.22 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
4.6	Warrant for Common Stock, issued to University of Michigan, incorporated by reference to Exhibit 4.25 to Aviron's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.1(1)
RSV Research Agreement dated August 1, 1989 between the Company, PPI and the Massachusetts Health Research Institute, Inc. ("MHRI"), incorporated by reference to exhibit 10.4 filed in connection with the Company's Registration Statement No. 33-39579.

10.2	RSV License Agreement dated August 1, 1989 between the Company, PPI and MHRI, incorporated by reference to exhibit 10.5 filed in connection with the Company's Registration Statement No. 33-39579.
10.3
RSV Supply Agreement dated August 1, 1989 between the Company, PPI, MHRI and the Massachusetts Public Health Biologic Laboratory ("MPHBL"), incorporated by reference to exhibit 10.6 filed in connection with the Company's Registration Statement No. 33-39579.
10.4	CMV License Agreement dated April 23, 1990 between the Company and MHRI, incorporated by reference to exhibit 10.7 filed in connection with the Company's Registration Statement No. 33-39579.
10.4.1
First Amendment to CMV License Agreement dated May 3, 1991 between the Company and MHRI, incorporated by reference to exhibit 10.8 filed in connection with the Company's Registration Statement No. 33-39579.
10.5	CMV Research Agreement dated April 23, 1990 between the Company, MHRI and MPHBL, incorporated by reference to exhibit 10.9 filed in connection with the Company's Registration Statement No. 33-39579.
10.6
License Agreement dated November 8, 1989 between the Company, PPI, and the Henry M. Jackson Foundation for the Advancement of Military Medicine ("HMJ"), incorporated by reference to exhibit 10.10 filed in connection with the Company's Registration Statement No. 33-39579.
10.7
License Agreement dated July 1, 1989 between the Company and the National Technical Information Service ("NTIS"), incorporated by reference to exhibit 10.17 filed in connection with the Company's Registration Statement No. 33-39579.
10.8	License Agreement dated September 1, 1989 between the Company and NTIS, incorporated by reference to exhibit 10.18 filed in connection with the Company's Registration Statement No. 33-39579.
10.9	Restated Stockholders' Agreement dated May 15, 1991, incorporated by reference to exhibit 10.21 filed in connection with the Company's Registration Statement No. 33-39579.
10.10
Lease Agreement between Clopper Road Associates and the Company dated February 14, 1991, incorporated by reference to exhibit 10.22 filed in connection with the Company's Registration Statement No. 33-39579.
10.10.1
First Amendment of Lease Between Clopper Road Associates and MedImmune, Inc. dated June 8, 1993, incorporated by reference to exhibit 10.59 filed with the Company's Annual Report on Form 10-K for December 31, 1996.
10.10.2
Second Amendment of Lease Between Clopper Road Associates and MedImmune, Inc. dated June 30, 1993, incorporated by reference to exhibit 10.60 filed with the Company's Annual Report on Form 10-K for December 31, 1996.
10.10.3
Third Amendment of Lease between Clopper Road Associates and MedImmune, Inc. effective as of January 1, 1995, incorporated by reference to exhibit 10.61 filed with the Company's Annual Report on Form 10-K for December 31, 1996.
10.10.4
Fourth Amendment of Lease between Clopper Road Associates and MedImmune, Inc. dated October 3, 1996, incorporated by reference to exhibit 10.62 filed with the Company's Annual Report on Form 10-K for December 31, 1996.

10.10.5
Fifth Amendment of Lease between Clopper Road Associates and MedImmune, Inc. dated October 3, 1996, incorporated by reference to exhibit 10.63 filed with the Company's Annual Report on Form 10-K for December 31, 1996.
10.10.6
Sixth Amendment of Lease between ARE-QRS Corp. and MedImmune, Inc. dated September 10, 1997, incorporated by reference to exhibit 10.75 filed with the Company's Annual Report on Form 10-K for December 31, 1997.
10.10.7
Seventh Amendment of Lease between ARE-QRS CORP. and MedImmune, Inc. effective August 1, 1998, incorporated by reference to exhibit 10.94 filed with the Company's Annual Report on Form 10-K for December 31, 1998.
10.11	1991 Stock Option Plan, incorporated by reference to exhibit 10.23 filed in connection with the Company's Registration Statement No. 33-46165.
10.12(1)
Termination, Purchase and Royalty Agreement between CLI and the Company, dated December 24, 1992, incorporated by reference to exhibit 10.30 filed in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
10.12.1(1)
Amendment to Termination, Purchase and Royalty Agreement between Connaught Technology Corporation and MedImmune, Inc. dated December 31, 1995, incorporated by reference to exhibit 10.30 filed with the Company's Annual Report on Form 10-K for December 31,1995.
10.12.2(2)
Termination of Purchase and Royalty Agreement Second Amendment between Connaught Technology Corporation and MedImmune, Inc. effective September 30, 1998, incorporated by reference to exhibit 10.92 filed with the Company's Annual Report on Form 10-K for December 31, 1998.
10.13	Form of 1993 Non-Employee Director Stock Option Plan, incorporated by reference to exhibit 10.32 filed in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
10.14(1)
Sponsored Research and License Agreement between Georgetown University and the Company dated February 25, 1993, incorporated by reference to exhibit 10.33 filed in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
10.15(1)
License Agreement between Roche Diagnostic Systems, Inc. and the Company dated March 8, 1993, incorporated by reference to exhibit 10.34 filed in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
10.16
Agreement dated October 26, 1995 between American Cyanamid Company and the Company, related to the RSV MAB Co-Development and Co-Promotion Agreement between American Cyanamid Company and the Company dated November 8, 1993, incorporated by reference to exhibit 10.37.1 filed in connection with the Company's Annual Report on Form 10-K for December 31, 1995.
10.17(1)
Stock Purchase Agreement between Baxter Healthcare Corporation and MedImmune, Inc. dated June 22, 1995, incorporated by reference to exhibit 10.52 filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
10.18(2)
Alliance Agreement between BioTransplant, Inc. and MedImmune, Inc. dated October 2, 1995, incorporated by reference to exhibit 10.53 filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

10.19
Stock Purchase Agreement dated October 25, 1995 between MedImmune, Inc. and American Home Products, incorporated by reference to exhibit 10.54 filed with the Company's Annual Report on Form 10-K for December 31,1995.
10.20
Master Loan & Security Agreement, dated June 16, 1997 by and between Transamerica and MedImmune, Inc., incorporated by reference to exhibit 10.72 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.
10.21(1)
Patent License Agreement, (MEDI-493) dated July 17, 1997 by and between Protein Design Labs and MedImmune, Inc., incorporated by reference to exhibit 10.73 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.
10.22(1)
Patent License Agreement, (MEDI-507) dated July 17, 1997 by and between Protein Design Labs and MedImmune, Inc., incorporated by reference to exhibit 10.74 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.
10.23(1)
Co-Promotion Agreement between Abbott Laboratories and MedImmune, Inc. dated November 26, 1997, incorporated by reference to exhibit 10.76 filed with the Company's Annual Report on Form 10-K for December 31, 1997.
10.23.1(2)	Amendment to Co-Promotion Agreement, effective as of November 26, 1997, by and between Abbott Laboratories through its Ross Products Division and MedImmune, Inc.*
10.23.2(2)	Amendment No. 2 to Co-Promotion Agreement, effective as of November 26, 1997, by and between Abbott Laboratories through its Ross Products Division and MedImmune, Inc.*
10.24(1)
Contract Research and Development Agreement between MedImmune, Inc. and Dr. Karl Thomae GmbH dated November 27, 1997, incorporated by reference to exhibit 10.77 filed with the Company's Annual Report on Form 10-K for December 31, 1997.
10.25(1)
Manufacturing Agreement between MedImmune, Inc. and Dr. Karl Thomae GmbH dated November 27, 1997, incorporated by reference to exhibit 10.78 filed with the Company's Annual Report on Form 10-K for December 31, 1997.
10.26(1)
Distribution Agreement between MedImmune, Inc. and Abbott International, Ltd. dated November 26, 1997, incorporated by reference to exhibit 10.79 filed with the Company's Annual Report on Form 10-K for December 31, 1997.
10.26.1(2)	Amendment to the Distribution Agreement, effective as of April 28, 1999, by and between MedImmune, Inc. and Abbott International, Ltd.*
10.26.2(2)	Second Amendment to the Distribution Agreement, effective as of October 8, 1999, by and between MedImmune, Inc. and Abbott International, Ltd.*
10.27(1)
License Agreement between Loyola University of Chicago and MedImmune, Inc. dated December 3, 1997, incorporated by reference to exhibit 10.80 filed with the Company's Annual Report on Form 10-K for December 31, 1997.
10.28(1)
Research Collaboration and License Agreement between SmithKline Beecham and MedImmune, Inc. dated December 10, 1997, incorporated by reference to exhibit 10.79 filed with the Company's Annual Report on Form 10-K for December 31, 1997.

10.29	Termination of MEDI-SB Letter Agreement of October 10, 1996, incorporated by reference to exhibit 10.82 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
10.30
Second Amendment between MedImmune, Inc. and Lonza Biologics PLC of 228 Bath Road, Slough, Berkshire SL1 4DY England, incorporated by reference to exhibit 10.83 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
10.31
Purchase Contract Agreement between Aid Association and MedImmune, Inc. effective November 25, 1998, incorporated by reference to exhibit 10.93 filed with the Company's Annual Report on Form 10-K for December 31, 1998.
10.32
Amendment to Lease Agreement for MOR Bennington LLLP and MedImmune, Inc., incorporated by reference to exhibit 10.100 filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.33
License Agreement Dated January 30, 1995 between Registrant and National Institutes of Health, incorporated by reference to Exhibit 10.6 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1994.
10.34
Agreement for Assignment of Rights, dated January 8, 1988, between U.S. Bioscience, Inc. and Wyeth Laboratories, Inc., incorporated by reference to Exhibit 10.18 to the U.S. Bioscience, Inc. Registration Statement on Form 10-K filed with the Securities and Exchange Commission on September 21, 1989.
10.35
Amended and Restated License Agreement, effective as of May 1, 1993, between U.S. Bioscience, Inc. and Southern Research Institute, incorporated by reference to Exhibit 10.8 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1993.
10.36
Agreement, dated as of November 25, 1988, between U.S. Bioscience, Inc. and Warner-Lambert Company, incorporated by reference to Exhibit 10.23 to the U.S. Bioscience, Inc. Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 21, 1989.
10.36.1
Amendment No. 1, dated March 13, 1992 to Agreement dated as of November 25, 1988, between U.S. Bioscience, Inc. and Warner-Lambert Company, incorporated by reference to Exhibit 10(o)(ii) to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1991.
10.37
Agreement, dated as of January 1, 1995, between U.S. Bioscience, Inc. and Applied Analytical Industries, Inc., incorporated by reference to Exhibit 10.11 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1994.
10.37.1
Amendment, dated April 12, 1995, to Agreement dated January 1995 between U.S. Bioscience, Inc. and Applied Analytical Industries, Inc., incorporated by reference to Exhibit 10.11 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1996.
10.37.2
Second Amendment, dated May 6, 1996 to Agreement dated January 1, 1995 between U.S. Bioscience, Inc. and Applied Analytical Industries, Inc., incorporated by reference to Exhibit 10.11.2 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1996.

10.38
Agreement, dated as of September 23, 1993, between U.S. Bioscience, Inc. and Ben Venue Laboratories, Inc., incorporated by reference to Exhibit 10.12 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1993.
10.38.1
Amendment, dated April 11, 1995, to Agreement dated September 23, 1993 between U.S. Bioscience, Inc. and Ben Venue Laboratories, Inc., incorporated by reference to Exhibit 10.12.1 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1996.
10.38.2
Amendment, dated December 12, 1995, to Agreement dated September 23, 1993 between U.S. Bioscience, Inc. and Ben Venue Laboratories, Inc., incorporated by reference to Exhibit 10.12.2 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1996.
10.39
License Agreement, dated February 14, 1992, between U.S. Bioscience, Inc. and Schering Overseas Limited, incorporated by reference to Exhibit 10.14 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1992.
10.39.1
Amendment dated October 15, 1993 to License Agreement between U.S. Bioscience, Inc. and Schering Overseas Limited, incorporated by reference to Exhibit 10.14.1 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1993.
10.40
Amended and restated License Agreement dated May 10, 1994 between U.S. Bioscience, Inc. and Scherico, Ltd., incorporated by reference to Exhibit 10.15 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1997.
10.41(1)
Distribution and Supply Agreement, dated as of May 10, 1993 between U.S. Bioscience, Inc. and Scherico, Ltd., incorporated by reference to Exhibit 10.16 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1994.
10.41.1(1)
Amendment to Distribution and Supply Agreement, dated as of August 31, 1996 between U.S. Bioscience, Inc. and Scherico, Ltd., incorporated by reference to Exhibit 10.16.1 to the U.S. Bioscience, Inc. Current Report on Form 8-K/A dated September 19, 1996.
10.42
Agreement, dated as of March 10, 1994 between U.S. Bioscience, Inc. and Sipsy S.A., incorporated by reference to Exhibit 10.17 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1993.
10.43
License Agreement, effective November 28, 1990 between U.S. Bioscience, Inc. and National Technical Information Service, incorporated by reference to Exhibit 10.18 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1993.
10.44(1)
Ethyol (Amifostine) Distribution and Marketing Collaboration Agreement between U.S. Bioscience, Inc. and ALZA Corporation dated December 12, 1995, incorporated by reference to Exhibit 5 to the U.S. Bioscience, Inc. Current Report on Form 8-K dated December 22, 1995.
10.44.1
Amendment No. 2 to distribution and Marketing Collaboration Agreement between U.S. Bioscience, Inc. and ALZA Corporation dated as of February 3, 1997, incorporated by reference to Exhibit 10.25.2 to the U.S. Bioscience, Inc. Current Report on Form 8-K dated February 3, 1997.

10.44.2
Amendment No. 3 to Distribution and Marketing collaboration Agreement between MedImmune Oncology, Inc. and ALZA Corporation, incorporated by reference to exhibit 10.129 filed with the Company's Quarterly Report on Form 10-Q/A for the Quarter ended September 30, 2001.
10.45
License Agreement between U.S. Bioscience, Inc. and Scherico, Ltd. dated as of November 6, 1997, incorporated by reference to Exhibit 10.27 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1997.
10.45.1
Amendment No. 1 to License Agreement dated as of November 6, 1997 between U.S. Bioscience, Inc. and Scherico, Ltd., incorporated by reference to Exhibit 10.27.1 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1997.
10.46
Agreement between U.S. Bioscience, Inc. and Philip S. Schein, M.D. dated as of March 10, 1998, incorporated by reference to Exhibit 10.28.1 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1997.
10.47
Agreement and Plan of Merger dated as of September 21, 1999 among MedImmune, Inc. and Marlin Merger Sub Inc. and U. S. BioScience, Inc., incorporated by reference to exhibit 10.119 filed on Form S-4 filed on October 12, 1999.
10.48(2)
Supply Transfer Agreement between Immunex Corporation and MedImmune, Inc., incorporated by reference to exhibit 10.128 filed with the Company's Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2001.
10.49
Employment agreement between Edward J. Arcuri, Ph.D. and MedImmune, Inc. dated February 25, 2002, incorporated by reference to exhibit 10.133 filed with the Company's Annual Report on Form 10-K for December 31, 2001.
10.50(1)
Materials Transfer and Intellectual Property Agreement between the Registrant and the Regents of the University of Michigan, dated February 24, 1995, incorporated by reference to Exhibit 10.3 to Aviron's Registration Statement on Form S-1 filed with the Securities and Exchange Commission June 5, 1996.
10.50.1(1)
Letter Amendment to the Materials Transfer and Intellectual Property Agreement between the Registrant and the Regents of the University of Michigan dated February 24, 1999, incorporated by reference to Exhibit 10.24 to Aviron's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.51
Stock Transfer Agreement between the Registrant and the Regents of the University of Michigan, dated February 24, 1995, incorporated by reference to Exhibit 10.4 to Aviron's Registration Statement on Form S-1 filed June 5, 1996.
10.51.1
Amendment No. 1 to Stock Transfer Agreement by and between the Registrant and The Regents of the University of Michigan, dated February 16, 2000, incorporated by reference to Exhibit 10.33 to Aviron's Annual Report on Form 10-K for the year ended December 31, 1999.
10.51.2
Amendment No. 2 to Stock Transfer Agreement by and between the Registrant and The Regents of the University of Michigan, dated March 29, 2001, incorporated by reference to Exhibit 10.52 to Aviron's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.52(1)
Cooperative Research and Development Agreement between the Registrant and the National Institutes of Health, dated May 30, 1995, incorporated by reference to Exhibit 10.6 to Aviron's Registration Statement on Form S-1 filed June 5, 1996.

10.53
Facility Reservation Agreement between the Registrant and Packaging Coordinators, Inc., dated as of October 31, 1997, incorporated by reference to Exhibit 10.17 to Aviron's Registration Statement on Form S-3 filed December 5, 1997.
10.53.1
First Amendment to Facility Reservation Agreement, dated as of August 1, 2000, by and between Aviron and Packaging Coordinators, Inc., incorporated by reference to Exhibit 10.32 to Aviron's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.54	1996 Equity Incentive Plan, as amended as of June 1, 2000, incorporated by reference to Exhibit 99.1 to Aviron's Registration Statement on Form S-8 filed August 23, 2000.
10.55
Industrial Lease between the Registrant and the Vanni Business Park General Partnership, dated August 29, 1995, incorporated by reference to Exhibit 10.12 to Aviron's Registration Statement on Form S-1 filed June 5, 1996.
10.56(1)
Biological Materials License Agreement between the Registrant and the National Institutes of Health, dated May 31, 1996, incorporated by reference to Exhibit 10.14 to Aviron's Registration Statement on Form S-1/A filed June 20, 1996.
10.57(2)
Amended and Restated Production Agreement, dated as of August 1, 2000, by and between Aviron and Packaging Coordinators, Inc., incorporated by reference to Exhibit 10.31 to Aviron's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed November 14, 2000 and Appendix 5 of this exhibit is incorporated by reference to Exhibit 10.17 to Aviron's Registration Statement on Form S-3 filed December 5, 1997.
10.58(1)
Supply Agreement between the Registrant and Becton Dickinson and Company dated July 1, 1998, incorporated by reference to Exhibit 10.19 to Aviron's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.59(1)
United States License and Co-Promotion Agreement between the Registrant and Wyeth Lederle Vaccines dated January 11, 1999, incorporated by reference to Exhibit 10.20 to Aviron's Annual Report on Form 10-K for the year ended on December 31, 1998.
10.59.1(2)
First Amendment to United States License and Co-Promotion Agreement between MedImmune Vaccines, Inc. and Wyeth, incorporated by reference to exhibit 10.177 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.60(1)
International FluMist(TM) License Agreement between the Registrant and Wyeth dated January 11, 1999, incorporated by reference to Exhibit 10.21 to Aviron's Annual Report on Form 10-K for the year ended on December 31, 1998.
10.61(1)
FluMist(TM) Supply Agreement between the Registrant and Wyeth Lederle Vaccines dated January 11, 1999, incorporated by reference to Exhibit 10.22 to Aviron's Annual Report on Form 10-K for the year ended on December 31, 1998.
10.61.1	FluMist(TM) Supply Agreement Amendment, dated January 1, 2001, incorporated by reference to Exhibit 10.49 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.61.2(2)
Second Amendment to FluMist Supply Agreement between MedImmune Vaccines, Inc. and Wyeth, incorporated by reference to exhibit 10.178 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.

10.62
Real Property Lease by and between the Registrant and Spieker Properties, L.P. dated February 5, 1999, incorporated by reference to Exhibit 10.25 to Aviron's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.63(1)
First Amendment to the Influenza Vaccine Collaboration and License and Distribution Agreement by and between the Registrant and CSL Limited, A.C.N. dated June 7, 1999, incorporated by reference to Exhibit 10.26 to Aviron's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.64
Real Property Lease by and between the Registrant and MELP VII L.P., dated October 20, 1999, incorporated by reference to Exhibit 10.30 to Aviron's Annual Report on Form 10-K for the year ended December 31, 1999.
10.65	1999 Non-Officer Equity Incentive Plan, as amended as of September 24, 2001, incorporated by reference to exhibit 4.1 to Aviron's Registration Statement on Form S-8 filed October 23, 2001.
10.66	Stock Option Agreement for C. Boyd Clarke, incorporated by reference to Exhibit 99.4 to Aviron's Registration Statement on Form S-8 filed August 23, 2000.
10.67(2)
Agreement for Lease of AVU Premises at Gaskill Road, Speke, dated October 11, 2000, incorporated by reference to Exhibit 10.38 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.68(2)	Underlease of AVU Premises at Gaskill Road Speke, dated October 11, 2000, incorporated by reference to Exhibit 10.39 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.69(2)
Agreement for Lease of AVU Extension Premises at Gaskill Road Speke, dated October 11, 2000, incorporated by reference to Exhibit 10.40 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.70(2)
Underlease of AVU Extension Premises at Gaskill Road Speke, dated October 11, 2000, incorporated by reference to Exhibit 10.41 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.71(2)
Agreement for the Sale and Purchase of Leasehold Property known as Plot 6 Boulevard Industry Park, Halewood, Merseyside, dated October 10, 2000, incorporated by reference to Exhibit 10.42 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.72(2)
Underlease of Plot 6 Boulevard Industry Park Halewood Merseyside, dated February 17, 2000, incorporated by reference to Exhibit 10.43 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.73(2)
Master Agreement by and between Powderject Pharmaceuticals Limited, Evans Vaccines Limited, the Registrant and Aviron UK, dated October 11, 2000, incorporated by reference to Exhibit 10.44 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.74(2)
Agreement Relating to the Sharing and Provision of Certain Services, by and between Evans Vaccines Limited and Aviron UK Limited, incorporated by reference to Exhibit 10.45 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.

10.75(2)
Transfer Agreement by and between Evans Vaccines Limited and Aviron UK Limited, dated October 11, 2000, incorporated by reference to Exhibit 10.46 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.76(2)
Amended and Restated Contract Manufacture Agreement by and between Evans Vaccines Limited and the Registrant, dated October 11, 2000, incorporated by reference to Exhibit 10.47 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.77(2)
Know How Licence Agreement by and between Evans Vaccines Limited and Aviron UK Limited, dated October 11, 2000, incorporated by reference to Exhibit 10.48 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.78(2)
Amendment Number One (1) to Cooperative Research and Development Agreement AI-000062, by and between NIAID and Aviron, dated as of August 3, 1999, incorporated by reference to Exhibit 10.50 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.79(2)
Amendment Number Two (2) to Cooperative Research and Development Agreement AI-000062, by and between NIAID and Aviron, dated as of June 12, 2000, incorporated by reference to Exhibit 10.51 to Aviron's Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.80
Real Estate Lease entered into between Aviron and The Realty Associates Fund IV, L.P., dated May 8, 2001, incorporated by reference to Exhibit 10.53 to Aviron's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.81(2)
Amendment Number Three (3) to Cooperative Research and Development Agreement AI-0062, by and between NIAID and Aviron, dated as of July 16, 2001, incorporated by reference to Exhibit 10.54 to Aviron's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.82(2)
Sublicense Agreement between Centocor, Inc. and MedImmune, Inc., incorporated by reference to exhibit 10.174 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.83(2)
Stipulated Sum Agreement between MedImmune, Inc. and HITT Contracting Inc., incorporated by reference to exhibit 10.175 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.84(2)
Supplementary General Conditions to the General Conditions of the Contract for Construction Agreement between MedImmune, Inc. and HITT Contracting Inc., incorporated by reference to exhibit 10.176 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.85(2)
Letter Agreement Regarding Supply of Frozen Product for 2002 - 2003 Flu Season between MedImmune Vaccines, Inc. and Wyeth, incorporated by reference to exhibit 10.179 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.86
Amended employment agreement, dated as of May 31, 2000, by and between Wayne T. Hockmeyer and MedImmune, Inc., incorporated by reference to Exhibit 10.120 filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.87-10.179	Reserved

10.180(2)	License Agreement, dated June 4, 1997, between Genentech, Inc. and MedImmune, Inc.*
10.181(2)	License for Winter Patent, dated August 13, 1997, between Medical Research Council and MedImmune, Inc.*
10.182(2)	Biological Materials License Agreement, effective as of August 24, 1997, between Public Health Service through the Office of Technology Transfer, National Institutes of Health, and MedImmune, Inc.*
10.183(2)	License Agreement, dated effective December 1, 1997, between the University of Iowa Research Foundation and MedImmune, Inc.*
10.184(2)	License Agreement and Amendment to RSV License Agreement, dated December 16, 2002, between MedImmune, Inc. and the Massachusetts Biologic Laboratories of the University of Massachusetts.*
10.185-10.188	Reserved
10.189	Employment Agreement between David M. Mott and the Company dated August 15, 2002.*
10.190	Employment Agreement between Melvin D. Booth and the Company dated August 15, 2002.*
10.191	Employment Agreement between James F. Young and the Company dated August 15, 2002.*
10.192	Employment Agreement between Armando Anido and the Company dated August 15, 2002.*
10.193	Employment Agreement between Edward M. Connor and the Company dated August 15, 2002.*
10.194	Employment Agreement between Gail M. Folena-Wasserman and the Company dated August 15, 2002.*
18.1
Independent Accountant's Preferability Letter Regarding a Change in Accounting Principle, incorporated by reference to exhibit 18.1 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002.
21	Subsidiaries of MedImmune, Inc.*
23.1	Consent of PricewaterhouseCoopers LLP*
99.1	Certification pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	Certification pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.3	Patent Table*

Notes:

*
Filed herewith.

(1)
Confidential treatment has been granted by the SEC. The copy filed as an exhibit omits the information subject to the confidentiality grant.

(2)
Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.