Form 10-Q
period 2003-03-31
MEDIMMUNE INC /DE
filed 2003-05-09
CIK 873591

---------------------------------------------------------------------------------------------------------------------------------------

                                                             UNITED STATES
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

                                             For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]
No  [ ]

As of April 30, 2003, 252,076,974 shares of Common Stock, par value $0.01 per share, were outstanding.

                                                            MEDIMMUNE, INC.
                                                          Index to Form 10-Q

Part I - Financial Information                                                                            Page
                                                                                                          ----

         Item 1.   Consolidated Financial Statements

                           Consolidated Balance Sheets                                                       1
                           Consolidated Statements of Operations                                             2
                           Condensed Consolidated Statements of Cash Flows                                   3
                           Notes to Consolidated Financial Statements                                      4-9

         Item 2.    Management's Discussion and Analysis of  Financial Condition
                     and Results of Operations                                                            9-17

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              18

         Item 4.    Controls and Procedures                                                                 18

Part II  - Other Information

         Item 1.    Legal Proceedings                                                                       18

         Item 2.    Changes in Securities and use of Proceeds                                               18

         Item 3.    Defaults upon Senior Securities                                                         18

         Item 4.    Submission of Matters to a Vote of Security Holders                                     18

         Item 5.    Other Information                                                                       18

         Item 6.    Exhibits and Reports on Form 8-K                                                        18

         Trademark Information: Synagis(R)(palivizumab), CytoGam(R)(cytomegalovirus immune globulin intravenous (human), RespiGam(R)
         (respiratory syncytial virus immune globulin intravenous (human)), and Vitaxin(R)are registered trademarks of MedImmune,
         Inc.  NumaxTM is a trademark of MedImmune, Inc.  Ethyol(R)(amifostine) and NeuTrexin(R)(trimetrexate glucuronate for injection) are registered trademarks of MedImmune Oncology, Inc.  FluMistTM is a trademark of MedImmune Vaccines, Inc.

                                                       ----------------------------------

Unless otherwise indicated, this quarterly report is as of March 31, 2003.  This quarterly report will not be updated as a result of new information or future events.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MEDIMMUNE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                             March 31,          December 31,
                                                               2003                 2002
                                                             ---------           ---------
ASSETS:
                                                            (Unaudited)
  Cash and cash equivalents                                  $233,095            $130,056
  Marketable securities                                       334,428             396,882
  Trade receivables, net                                      139,559             113,774
  Inventory, net                                               53,412              59,963
  Deferred tax assets                                          23,620              25,735
  Other current assets                                         14,778              17,023
                                                           ----------          ----------
       Total Current Assets                                   798,892             743,433

  Marketable securities                                     1,066,013             896,118
  Property and equipment, net                                 198,863             183,992
  Deferred tax assets, net                                    160,377             222,038
  Intangible assets, net                                      109,115             113,275
  Goodwill                                                     15,970              15,970
  Other assets                                                 13,190              13,463
                                                           ----------          ----------
       Total Assets                                        $2,362,420          $2,188,289
                                                           ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                            $13,750             $19,773
  Accrued expenses                                            206,608             157,359
  Product royalties payable                                    79,376              74,048
  Deferred revenue                                              5,113               6,789
  Other current liabilities                                    10,379               8,684
                                                           ----------          ----------
       Total Current Liabilities                              315,226             266,653

  Long-term debt                                              216,877             217,554
  Obligations to Evans                                         24,944              24,755
  Other liabilities                                             2,039               2,093
                                                           ----------          ----------
       Total Liabilities                                      559,086             511,055
                                                           ----------          ----------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
      5,525 shares; none issued or outstanding
                                                                  --                  --
  Common stock, $.01 par value; authorized
      320,000 shares; issued and outstanding
      251,813 at March 31, 2003 and
      251,262 at December 31, 2002                              2,518               2,513
  Paid-in capital                                           2,623,586           2,613,075
  Deferred compensation                                        (5,079)             (6,823)
  Accumulated deficit                                        (846,619)           (956,140)
  Accumulated other comprehensive income                       28,928              24,609
                                                           ----------          ----------
       Total Shareholders' Equity                           1,803,334           1,677,234
                                                           ----------          ----------
       Total Liabilities and Shareholders' Equity          $2,362,420          $2,188,289
                                                           ==========          ==========

                              The accompanying notes are an integral part of these financial statements.

MEDIMMUNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share data)

                                                                                  For the
                                                                             three months ended
                                                                                  March 31,
                                                                          2003                2002
                                                                        --------            --------
Revenues:
  Product sales                                                         $432,435            $320,668
  Other revenue                                                            3,511               8,965
                                                                        --------         -----------
       Total revenues                                                    435,946             329,633
                                                                        --------         -----------
Costs and expenses:
  Cost of sales                                                          102,831              79,877
  Research and development                                                30,664              44,069
  Selling, general and administrative                                    118,086              95,640
  Other operating expenses                                                21,456              21,841
  Acquired in-process research and development                                --           1,179,321
                                                                        --------         -----------
       Total expenses                                                    273,037           1,420,748
                                                                        --------         -----------
Operating income (loss)                                                  162,909          (1,091,115)
  Interest income                                                         12,990              11,934
  Interest expense                                                        (1,799)             (2,762)
  Loss on investment activities                                             (257)                 --
                                                                        --------         -----------

Earnings (loss) before income taxes                                      173,843          (1,081,943)
Provision for income taxes                                                64,322              34,915
                                                                        --------         -----------
Net earnings (loss)                                                     $109,521         $(1,116,858)
                                                                        ========         ===========
Basic earnings (loss) per share                                            $0.44              $(4.54)
                                                                        ========         ===========
Shares used in calculation of basic earnings (loss) per share            251,499             245,821
                                                                        ========         ===========
Diluted earnings (loss) per share                                          $0.43              $(4.54)
                                                                        ========         ===========
Shares used in calculation of diluted earnings (loss) per share          256,514             245,821
                                                                        ========         ===========

                                The accompanying notes are an integral part of these financial statements.

MEDIMMUNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                                                      For the
                                                                                                three months ended
                                                                                                      March 31,
                                                                                               2003               2002
                                                                                            ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                                        $109,521         $(1,116,858)
   Noncash items:
     Acquired in-process research and development                                                   --           1,179,321
     Deferred taxes                                                                             66,247              34,861
     Deferred revenue                                                                           (1,712)             (2,603)
     Depreciation and amortization                                                              10,736               7,840
     Amortization of premium (discount) on marketable securities                                 3,258               1,292
     Amortization of deferred compensation                                                       1,641               8,593
     Decrease in inventory reserves                                                               (698)               (190)
     Increase (decrease) in sales allowances                                                    (3,500)             12,389
     Decrease in restructuring liability for cash restructuring costs                             (125)             (4,211)
     Other                                                                                         276                 514
   Other changes in assets and liabilities, net of effects from acquisition of Aviron           38,192              27,710
                                                                                              --------         -----------
          Net cash provided by operating activities                                            223,836             148,658
                                                                                              --------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in marketable securities                                                          (106,926)           (161,716)
   Net cash acquired in acquisition of Aviron                                                       --             146,853
   Capital expenditures                                                                        (21,793)            (23,132)
   Investments in strategic alliances                                                               --              (2,235)
                                                                                              --------         -----------
          Net cash used in investing activities                                               (128,719)            (40,230)
                                                                                              --------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                                       8,182              18,171
    Repayments on long-term obligations                                                           (206)               (191)
                                                                                              --------         -----------
          Net cash provided by financing activities                                              7,976              17,980
                                                                                              --------         -----------
Effect of exchange rate changes on cash                                                            (54)                170

Net increase in cash and cash equivalents                                                      103,039             126,578
Cash and cash equivalents at beginning of period                                               130,056             171,255
                                                                                              --------         -----------
Cash and cash equivalents at end of period                                                    $233,095            $297,833
                                                                                              ========         ===========
Supplemental schedule of noncash investing and financing activities:

During January 2002, the Company acquired 100% of the outstanding capital stock of Aviron through an exchange offer and merger transaction. The Company exchanged approximately 34.0 million of its common shares for all of the outstanding shares of Aviron common stock and assumed Aviron's outstanding options and warrants, for which approximately 7.0 million additional shares of the
Company's common stock are issuable. The estimated fair value of the net assets acquired was $1,635.1 million, and included $1,179.3 million of acquired research and development assets that were charged to our 2002 results at the date of acquisition and $211.4 million of 51/4% convertible subordinated notes (the "Notes") due in 2008.

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

The Company currently actively markets three products, Synagis, Ethyol, and CytoGam, and is developing a broad and diverse pipeline of potential future products. The Company's leading product candidate, FluMist, is under review by the U.S. Food and Drug
Administration ("FDA"). The Company is focused on developing important new products, particularly vaccines and antibodies that address significant medical needs in the areas of infectious diseases, immunology and oncology.

2.  Summary of Significant Accounting Policies
General
The financial information presented as of and for the three months ended March 31, 2003 ("Q1 2003") and as of and for the three months ended March 31, 2002 ("Q1 2002") is unaudited. In the opinion of the Company's management, the financial information presented herein contains all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for an entire year or for any subsequent interim period. These consolidated financial statements should be read in conjunction with the Company's annual report on
Form 10-K for the year ended December 31, 2002.

Stock-based Compensation
Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock, in accordance with the intrinsic-value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Such
amount, if any, is accrued over the related vesting period.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148").
SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS 123")," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this
Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The alternative methods of transition and additional disclosure requirements of SFAS 148 are effective January 1, 2003.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share data):

                                                                           Q1              Q1
                                                                          2003(1)       2002(1)
                                                                          -------       -------

  Net earnings (loss), as reported                                       $109.5      ($1,116.9)
  Deduct:  stock-based employee compensation expense determined under the fair value based method for all awards, net of
      related tax effect                                                  (24.1)         (22.5)
                                                                         ------      ---------
  Pro forma net earnings (loss)                                          $ 85.4      ($1,139.4)
                                                                         ======      =========

  Basic earnings (loss) per share, as reported                            $0.44         ($4.54)
  Basic earnings (loss) per share, pro forma                              $0.34         ($4.63)
  Diluted (loss) earnings per share, as reported                          $0.43         ($4.54)
  Diluted (loss) earnings per share, pro forma                            $0.34         ($4.63)

Note:

(1)During Q1 2003 and Q1 2002, the Company recognized stock compensation expense of $1.6 million and $8.6 million, respectively, in its historical and pro forma results for the vesting of stock options assumed in conjunction with the Acquisition, calculated in accordance with FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25."

The pro forma expense related to the stock options is recognized over the vesting period, generally three to five years. The fair value of options granted during the respective quarters was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      Q1        Q1
                                                     2003      2002
                                                     ----      ----
  Risk-free interest rate                           3.06%     4.16%
  Expected life of options - years                     6         6
  Expected stock price volatility                     55%       53%
  Expected dividend yield                            N/A       N/A

3.  Intangible Assets
Intangible assets are stated at amortized cost.  The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets at March 31, 2003 are comprised of the following (in millions):

Worldwide collaborative agreement with Wyeth           $ 90.0
Contract manufacturing agreement with Evans              39.0
Other intangible assets                                   0.4
                                                       ------
                                                        129.4
Less accumulated amortization                           (20.3)
                                                      -------
                                                       $109.1
                                                      -------

Amortization of intangible assets is computed on the straight-line method based on the estimated useful lives of the assets.
Amortization expense for Q1 2003 was $4.2 million.  The estimated aggregate amortization expense for each of the next five years is as follows:  2003, $16.6 million; 2004, $16.4 million; 2005, $16.4 million; 2006, $12.0 million; and 2007, $7.7 million.

4.  Restructuring Liability
As of March 31, 2003, the remaining balance of the restructuring liability for estimated costs associated with the Company's restructuring plan was $0.9 million.  The restructuring plan was originally formulated and announced to employees in December 2001, to consolidate and restructure certain functions, including the involuntary termination of certain executives and other employees of
MedImmune Vaccines from various functions and levels.

The restructuring liability activity through March 31, 2003 is summarized as follows (in millions):

                                                       Balance as of    Restructuring Charges      Balance at
                                                         12/31/02            Incurred               3/31/03
                                                         --------            ---------              -------

Employee severance costs                                  $ --                 $ --                 $ --
Acceleration of employee stock options                      --                   --                   --
Other facility-related costs                               1.0                 (0.1)                 0.9
                                                          ----                 ----                 ----
Total                                                     $1.0                $(0.1)                $0.9
                                                          ====                =====                 ====

5.  Derivative Instruments and Hedging Activities
As of March 31, 2003, the Company had no outstanding forward contracts.  During Q1 2003, net unrealized gains on forward exchange contracts, net of tax, of $0.2 million were reclassified as earnings during the period as the related inventory was sold.

6.  Inventory
Inventory, net of reserves, is comprised of the following (in millions):

                               March 31,            December 31,
                                  2003                  2002
                               ----------            ----------
Raw Materials                    $20.7                 $30.4
Work in Process                   24.8                  19.4
Finished Goods                     7.9                  10.2
                                 -----                 -----
                                 $53.4                 $60.0
                                 =====                 =====

The Company has commenced production of inventory, including Normal Allantoic Fluid (NAF), Viral Harvest (VH) and sprayers, in
connection with its proposed launch of FluMist, which has not yet been approved by the FDA.   In recognition of management's
assessment that certain inventory materials will reach their expiration dates prior to FDA approval, the Company recorded reserves for such inventory.  As of March 31, 2003, the Company has a FluMist related inventory balance of $59.6 million against which there is a reserve of $44.3 million, resulting in a net inventory balance of $15.3 million.

7.  Earnings per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares.  The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method.  The dilutive impact, if any, of the
Company's convertible subordinated notes is measured using the if-converted method.  Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive.  The following is a reconciliation of the denominator of the diluted EPS computation for the periods reported.  There are no reconciling items to the numerator for the EPS computation for the periods reported (in millions).

                                                       Q1 2003       Q1 2002
                                                       -------       -------
Denominator:
Weighted average shares outstanding                     251.5         245.8
Effect of dilutive securities:
    Stock options, warrants, and Notes                    5.0            --
                                                        -----         -----
Denominator for diluted EPS                             256.5         245.8
                                                        =====         =====

The following table shows the number of shares and related price ranges of those shares that were excluded from the EPS computation for Q1 2003.  These options to purchase shares of common stock were outstanding during the period, but were not included in the computation of diluted earnings per share as the exercise prices for these options were greater than the average market price of the common stock during the period, and therefore would be antidilutive (in millions).

                                                                      Q1
                                                                     2003
                                                                     ----
    Price range of stock options:
      $30.16-$83.25                                                  15.0

The Company incurred a net loss for Q1 2002 and, accordingly, did not assume exercise or conversion of any of the Company's outstanding stock options, warrants, or Notes because to do so would be anti-dilutive.

8.  Income Taxes
The reported effective tax rate for Q1 2003 is 37% of pretax income, based on the current estimate of the annual effective tax rate.
The effective tax rate may be affected in future periods by changes in estimates with respect to the deferred tax assets and other items affecting the overall tax rate.  Income tax expense for Q1 2002 was based on an estimated annual effective tax rate on pretax income of 36%.

9.  Comprehensive Income
Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net earnings or loss, such as translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities, and gains and unrealized losses on hedging instruments.

Comprehensive income for Q1 2003 was $113.8 million versus a comprehensive loss of $1,126.1 million for Q1 2002.  A significant component of other comprehensive income for Q1 2003 relates to unrealized holding gains on available-for-sale marketable securities of approximately $4.5 million, net of tax, versus unrealized holding losses of $9.1 million, net of tax, for Q1 2002.

10.  Recent Accounting Pronouncements
In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research
Bulletin No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN
No. 46 is effective for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the consolidation provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not entered into any contractual relationships with a variable interest entity subsequent to January 31, 2003.  We are currently evaluating the effect of FIN No. 46 relative to our investments in variable interest entities established prior to February 1, 2003 on our consolidated financial position, results of operations and cash flows.

11.  Legal Proceedings
In October 2000, Celltech Chiroscience Limited, now known as Celltech R&D Limited ("Celltech"), commenced a legal proceeding against the Company in the U.K. High Court of Justice, Chancery Division, Patents Court. Celltech alleges that the Company failed to pay royalties with respect to its sales of Synagis as required by a license agreement dated January 19, 1998. Under the agreement, the Company obtained from Celltech a worldwide license to make, use and/or sell product under a patent (and related applications)
pertaining to humanized antibodies. In the proceeding, Celltech sought payment of a 2% royalty based on net sales of Synagis sold or manufactured in the United States, with interest, and certain costs, including attorney's fees. On October 28, 2002, the High Court of Justice ruled in favor of the Company and dismissed Celltech's case on this basis. Celltech has filed an appeal.

On September 16, 2002, Celltech commenced a second legal proceeding against the Company in the U.K. High Court of Justice, Chancery
Division, Patents Court, based on the license agreement dated January 19, 1998. Celltech seeks payment of a 2% royalty based on net sales of Synagis sold or manufactured in Germany, with interest and certain costs, including attorney fees. To date, the Company has not made the royalty payments that are the subject of this sescond lawsuit. This matter is scheduled for trial before the High Court of Justice in March 2004.

On April 5, 2002, the Company filed a suit against Centocor, Inc. ("Centocor") in the United States District Court for the District
of Maryland.  The Company currently pays Centocor a royalty for sales of Synagis made or sold in the United States pursuant to a patent Sublicense Agreement.  In the litigation, the Company seeks a declaratory judgment that it has no obligation to continue paying royalties to Centocor on the basis that the patent is invalid, unenforceable and does not cover Synagis.  Additionally, the
Company seeks an injunction preventing Centocor from enforcing this patent.  In January 2003, the Company amended its complaint to add the Trustees of Columbia University in the City of New York and the Board of Trustees of Leland Stanford Jr. University as
defendants.  Discovery is ongoing.

On January 14, 2003, a lawsuit was filed by the County of Suffolk New York ("Suffolk") in the United States District Court, Eastern
District of New York, naming the Company along with approximately 25 other pharmaceutical and biotechnology companies as defendants.
The complaint asserts claims under the federal RICO statute, as well as various state, statutory and common laws to recover monetary damages, civil penalties, declaratory and injunctive relief, disgorgement of profits, treble and punitive damages suffered as a result of defendants' alleged unlawful practices related to prescription medications paid for by Medicaid.  Suffolk alleges that the defendants (including the Company) manipulated the "average wholesale price" ("AWP") causing Suffolk to pay artificially inflated prices for covered drugs including, in the case of the Company, Synagis.  In addition, Suffolk argues that the defendants (including
the Company) did not accurately report the "best price" under the Medicaid  Program.   In March 2003, the Suffolk Case was, for
pretrial purposes, consolidated with and transferred to the United States District Court for the District of Massachusetts, In re
Pharmaceutical Industry Average Wholesale Price Litigation (AWP MultiDistrict Litigation).  There are various motions pending in the
AWP MultiDistrict Litigation, including a motion to dismiss the Master Complaint.

On April 11, 2003, the Company filed a suit against Genentech, Inc., Celltech R&D Ltd. and City of Hope National Medical
Center in the United States District Court for the Central District of California. The Company currently pays Genentech a royalty for sales of Synagis made or sold in the United States pursuant to a patent License Agreement between the parties dated as of June
1997 and covering United States Patent No. 6,331, 415B1 (the "Cabilly Patent"). In the complaint, the Company alleges that the
Cabilly Patent was obtained as a result of a collusive agreement between Genentech and Celltech that violates federal and California antitrust laws as well as California's unfair business practices act. Additionally, the Company alleges that the Cabilly Patent is invalid and unenforceable under federal patent law. The Company thus seeks a declaration that it owes no royalty payments under existing licensing agreements with Genentech.
                                                     -----------------------------
The Company is also involved in other legal proceedings arising in the ordinary course of its business. After consultation with its legal counsel, the Company believes that it has meritorious defenses to the claims referred to above and is determined to defend its position vigorously. While it is impossible to predict with certainty the eventual outcome of these proceedings, the Company believes they are unlikely to have a material adverse effect on its financial position but might have a material adverse effect on its results of operations for a particular period. There can be no assurance that the Company will be successful in any of the litigation it has initiated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Readers are referred to the "Forward Looking Statements" and
"Risk Factors" sections in Part I, Item 1 of our Form 10-K for the year ended December 31, 2002.

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

Inventory Reserves - Most of the inventory components for FluMist have expiration dates that range from nine to 24 months. During
2002, we produced inventory in anticipation of FDA approval for the 2002/2003 influenza (flu) season. When it became probable that
FDA approval would not be received in time for a launch for that flu season, we recorded a full reserve for the inventory components we believed would not be used prior to reaching their expiration dates. Certain of the inventory components may be used in subsequent flu seasons, dependent on the timing of FDA approval, which is currently anticipated to occur in Q2 2003. During Q1 2003, we began producing additional inventory components in anticipation of a possible launch for the 2003/ 2004 flu season. With respect to all inventory components on hand as of March 31, 2003, we reviewed the following assumptions to determine the amount of any additional reserves: the expected date of approval; the expected sales volume; the concentration of viral material in our vaccine;
the influenza strains recommended by the Centers for Disease Control and Prevention; anticipated changes in the manufacturing process; and other variables associated with product launch efforts. As of March 31, 2003, we have $59.6 million of inventory against which we have a reserve of $44.3 million, resulting in a net inventory balance of $15.3 million. Should FluMist be approved for the 2003/2004 flu season and sales levels are higher than expected, we may be able to utilize more inventory than anticipated and, as such, our margins would be favorably impacted in those periods when the inventory is sold. Conversely, should FluMist not be approved, or if sales levels are lower than expected, we may have further reserves or writedowns for obsolete inventory.

For our other products, we periodically assess our inventory balances to determine whether net realizable value is below recorded cost.  Factors we consider include expected sales volume, production capacity and expiration dates.

Sales Allowances and Other Sales Related Estimates - We estimate the amount of sales discounts and sales returns, recorded as a reduction of gross product sales, by applying rates determined by our past experience to actual sales for the period. We estimate our co-promotion expense and sales commissions, recorded as selling, general and administrative expense, by applying an estimated rate that is based upon an estimate of projected sales for the season, to our actual sales for the period. We estimate the level of bad debts based upon our assessment of the concentration of credit risk, the financial condition and environment of our customers and the level of credit insurance we obtain on our customers. For Q1 2003, we decreased our reserves for bad debts by approximately
$1.3 million, based on our current assessment of these factors. We estimate the aggregate amount of rebates due to government purchasers, recorded as a reduction to gross product sales, based upon historical experience and our best estimate of the proportion of the sales that will be subject to this reimbursement, largely comprised of Medicaid payments to state governments. If our historical trends are not indicative of the future, or our actual sales are materially different from projected amounts, or if our assessments prove to be materially different than actual occurrence, our results could be affected. For Q1 2003, we decreased our reserves for rebates due to government purchasers by approximately $1.2 million. Absent our favorable historical experience and a change in our estimate of the proportion of the sales that are subject to reimbursement, our reserves for rebates due to government purchasers would have been approximately $10 million higher.

Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is anticipated to be realized.  We consider future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.  Should we determine that we will be able to realize more than the recorded amounts of net deferred tax assets in the future, our net income would increase in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of the net deferred tax asset in the future, our net income would decrease in the period such determination was made.

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

Acquired In-Process Research and Development - We recorded a charge of $1,179.3 million during Q1 2002 for the write-off of purchased in-process research and development in conjunction with the Acquisition. The write-off represents the fair value of purchased in-process technologies at the acquisition date, calculated as the sum of probability-adjusted commercial scenarios. This method is based upon management's estimates of the probability of FDA approval and commercial success for FluMist. As with all biotechnology products, the probability of FDA approval and commercial success for any particular research and development project is highly uncertain. Management's projections were based on assumptions, which may or may not remain valid for the relevant period, including the estimated impact of four "key" factors: price per dose; dose volume; launch date; and the potential failure of the frozen or liquid formulations of the influenza vaccine. Based on current information, management believes that the estimates and assumptions underlying the fair value analysis are substantially accurate.

RESULTS OF OPERATIONS
Q1 2003 compared to Q1 2002

To present our results in the same manner as we view the performance of the business and the resulting underlying trends, we have presented certain expense categories with and without certain Acquisition-related adjustments, including: the acquired in-process research and development charge; amortization of intangible assets, compensation expense associated with the assumption and vesting of unvested stock options, retention and severance payments; and the amortization of the premium on convertible subordinated notes.
Inclusion of such Acquisition-related adjustments is consistent with generally accepted accounting principles ("GAAP").  Where we exclude such adjustments, we use the term "adjusted" to describe the results.

Revenues - Product Sales

                                         Q1             Q1
          (in  millions)                2003           2002          Growth
                                        ----           ----          ------
          Synagis                      $392.3         $293.1          34%
          Ethyol                         27.0           18.2          49%
          Other Products                 13.1            9.4          39%
                                       ------         ------
                                       $432.4         $320.7          35%
                                       ======         ======

For Q1 2003, product sales grew 35% to $432.4 million as compared to $320.7 million in Q1 2002, primarily due to increased sales of
Synagis.

Synagis -  Synagis accounted for approximately 91% of our first quarter product sales in both 2003 and 2002.  We achieved a 29%
increase in domestic Synagis sales to $370.9 million for the 2003 quarter, up from $287.0 million in the 2002 quarter.  This strong growth was driven primarily by an increase in unit sales that contributed 22 of the 29 percentage points, an increase in price that contributed five points and a decrease in sales allowances that contributed two points, reflecting a reduction in our estimate of rebates due to government purchasers.  We record Synagis international product sales based on Abbott International's ("AI's") sales price to customers, as defined in our agreement.  AI is our exclusive distributor of Synagis outside of the United States.  Our reported international sales of Synagis increased 252% to $21.4 million in Q1 2003 compared to $6.1 million in Q1 2002, largely due to an eight-fold increase in units sold to AI.  We believe the growth is due to increased product demand by end users, particularly in Japan, where the product was approved for use in Q1 2002.  Also contributing to international Synagis sales growth is the additional amount due from AI in Q1 2003 compared to Q1 2002, calculated as the difference in the contractually stipulated transfer price and our share of AI's sales price to customers for inventory sold.  Sales growth was also aided by the impact of a weaker U.S.
dollar.

Ethyol -  Ethyol accounted for approximately 6% of our product sales in Q1 2003 and Q1 2002.  Worldwide Ethyol sales grew 49% to
$27.0 million in Q1 2003, as compared to $18.2 million in Q1 2002.  This growth was driven by a number of contributing factors, including:  a strong increase in domestic unit sales that contributed 18 of the 49 percentage points; an increase in price that contributed 19 points, reflecting two price increases in last twelve months; a decrease in sales allowances that contributed ten points; and an increase in sales to our international partner, Schering-Plough Corporation ("Schering"), that contributed two points.  We record Ethyol international product sales based on a percentage of Schering's end-user sales, as defined in our agreement.

Other Products - Sales of other products in Q1 2003, which include sales of CytoGam, NeuTrexin, RespiGam, and by-products that result from the CytoGam manufacturing process, increased $3.7 million, or 39% from Q1 2002. The increase is driven by a 32% increase in CytoGam sales. We do not believe this increase is due to increased demand for the product and do not anticipate this level of sales to be sustained in future periods.

Forward-looking commentary - We believe that the growth rate of our product sales, while remaining at double-digit levels, will decelerate during the remainder of 2003. However, the level of future product sales will depend on several factors, including, but not limited to: the timing and extent of future regulatory approvals of our products and product candidates; potential limitations on pricing and profitability by government or third-party payors; availability of finished product inventory; approval and commercialization of competitive products; and the degree of acceptance of our products in the marketplace. Additionally due to the significant contribution of Synagis, we believe our revenues and operating results will reflect the seasonality of that product's use to prevent RSV disease, which occurs primarily during the winter months, for the foreseeable future.

Revenues -Other Revenues

Other revenues decreased $5.5 million to $3.5 million for Q1 2003 compared to $9.0 million in Q1 2002.  The decrease is largely attributable to a decrease of $4.1 million in revenues from the sale of excess production capacity to a third party, and a decrease of $0.9 million in revenue recorded under collaborative agreements.

Forward-looking commentary-  We anticipate the level of other revenues to increase in 2003 largely due to milestone and royalty payments associated with the approval and commercialization of FluMist and milestone payments expected to be received under certain of our distribution agreements with collaborative partners.  The level of contract revenues in future periods will depend primarily upon the extent to which we enter into other collaborative contractual arrangements, if any, and the extent to which we achieve certain milestones provided for in existing agreements.  Future revenues from the sale of excess production capacity will vary depending upon the extent to which we enter into these types of arrangements, and are not expected to be significant for 2003 or thereafter.

The expected timing of annual revenues to be recognized through 2005 under major collaborative agreements entered into before
January 1, 2002, which we have accounted for using the contingency adjusted performance model and deferred a portion of the up-front and milestone payments received, based on current estimates of costs to complete, is as follows (in millions):

                                                Q2-Q4
                                                2003      2004      2005
                                                ----      ----      ----
Abbott Laboratories                             $1.1      $ --      $ --
Schering-Plough Corporation                      0.3       0.4       0.4
                                                ----      ----      ----
        Total                                   $1.4      $0.4      $0.4
                                                ====      ====      ====

Cost of Sales

Cost of sales for Q1 2003 increased 29% to $102.8 million from $79.9 million in Q1 2002, due to an increase in sales volumes. Gross margin for Q1 2003 was 76% as compared to 75% in Q1 2002, due to higher margins, particularly for Synagis, which are largely a result of lower sales allowances that increased net product sales. This favorable impact was partially offset by higher royalties payable to ALZA Corporation on Ethyol.

Forward-looking commentary-  We expect that gross margins may vary significantly from quarter to quarter, based on changes in the product mix due to seasonality.  We expect that on an annual basis, our gross margin percentage for 2003 should be lower than 2002, as a result of the anticipated launch of FluMist.

Research and Development Expenses
(in thousands)
                           Q1 2003                                                   Q1 2002
----------------------------------------------------------    ------------------------------------------------------
                        Acquisition-Related                                      Acquisition-Related
    Historical              Adjustments        Adjusted        Historical           Adjustments         Adjusted
   -----------              -----------        --------        ----------           -----------         --------
      $30,664                 ($898)           $29,766          $44,069              ($3,286)            $40,783

Research and development expenses of $30.7 million in Q1 2003 decreased 30% from $44.1 million in Q1 2002.  Excluding
Acquisition-related adjustments in both periods, research and development expenses for Q1 2003 were $29.8 million, down 27% over Q1
2002.  The decline is largely due to decreases in clinical trial expenses, due to the timing of certain clinical studies, including completion in 2002 of certain Phase 2 studies with siplizumab in psoriasis and the Phase 3 cardiac study for Synagis.  Our ongoing clinical programs also include several product candidates in various stages of development, including a pediatric trial of a liquid formulation of Synagis, and trials for FluMist and Vitaxin.  Additionally, we have multiple programs in the preclinical development stage.

Forward-looking commentary - On an annualized basis, we expect research and development expenses to be up slightly in 2003 compared to 2002. This is largely due to the anticipation of post-marketing commitments related to FluMist, additional trials associated with
FluMist and Vitaxin and the continued progress of other pipeline candidates, partially offset by the impact of the conclusion of trials and studies as described above.

The development programs efforts listed above, as well as other research and development projects may never reach clinical trials, achieve success in the clinic, be submitted to the appropriate regulatory authorities for approval, or be approved for marketing or manufacturing by the appropriate regulatory authorities.  Further, we rely on numerous third parties to assist us in various stages of the development process.  Should they be unable to meet our needs, we may incur substantial additional costs.  Any of such uncertainties, if they should occur, could have a material adverse effect on our financial condition and results of operations.

Selling, General, and Administrative Expenses
(in thousands)
                           Q1 2003                                                   Q1 2002
----------------------------------------------------------    ------------------------------------------------------
                        Acquisition-Related                                      Acquisition-Related
    Historical              Adjustments        Adjusted        Historical           Adjustments         Adjusted
   -----------              -----------        --------        ----------           -----------         --------
     $118,086               ($2,150)           $115,936          $95,640             ($3,296)            $92,344

Selling, general and administrative ("SG&A") expenses increased 23% to $118.1 million in Q1 2003 compared to $95.6 million in Q1
2002. Excluding Acquisition- related adjustments, adjusted SG&A expenses for Q1 2003 were $115.9 million, up 26% over $92.3 million in Q1 2002, due primarily to increased co-promotion expenses for Synagis. This increase was partially offset by lower administrative spending and synergies associated with the Acquisition. As a percentage of product sales, adjusted SG&A expenses decreased to 27% of product sales in Q1 2003 period from 29% in Q1 2002.

Other Operating Expenses
(in thousands)
                           Q1 2003                                                   Q1 2002
----------------------------------------------------------    ------------------------------------------------------
                        Acquisition-Related                                      Acquisition-Related
    Historical              Adjustments        Adjusted        Historical           Adjustments         Adjusted
   -----------              -----------        --------        ----------           -----------         --------
      $21,456                ($3,164)          $18,292           $21,841             ($7,570)            $14,271

Other operating expenses, which reflect manufacturing start-up costs and other manufacturing related costs, decreased slightly to
$21.5 million in Q1 2003 from $21.8 million in Q1 2002.   Adjusted other operating expenses were $18.3 million for Q1 2003, compared to $14.3 million in Q1 2002.  This increase is primarily due to higher pre-production expenses for FluMist, driven by higher headcount and outside testing charges.

Forward-looking commentary-  We expect the level of other operating expenses to decline significantly in 2003 assuming that approval of FluMist will occur in Q2 2003, at which time FluMist manufacturing costs will be expensed to cost of sales as product is sold to
Wyeth.

In-Process Research and Development

We incurred charges of $1,179.3 million in Q1 2002 for the write-off of purchased in-process research and development in conjunction with the Acquisition.  The write-off represents the fair value of purchased in-process technologies at the acquisition date, calculated utilizing the sum of the probability-adjusted scenarios under the income approach using a discount rate of 18.7%, and certain in-process research and development projects, primarily FluMist.  We do not anticipate that there will be any alternative future use for the in-process technologies that were written off.

We are currently progressing towards obtaining approval of FluMist.  We met with the FDA's Vaccines and Related Biological Products
Advisory Committee in December 2002, which voted favorably on questions regarding safety and efficacy for FluMist in preventing influenza in healthy children, adolescents and adults from ages five through 49 years, and on questions regarding safety for healthy individuals aged 50-64 years.  On January 29, 2003, we received a third Complete Response Letter from the FDA containing five questions, to which we responded in early February 2003.

The valuation of the acquired in-process research and development is based upon certain estimates and assumptions by management. The valuation is based upon management's estimates of the probability of FDA approval and commercial success for FluMist. As with all biotechnology products, the probability of FDA approval and commercial success for any particular research and development project is highly uncertain. Management's projections were based on assumptions, which may or may not remain valid for the relevant period, including the estimated impact of four "key" factors: price per dose; dose volume; launch date; and the potential failure of the frozen or liquid formulations of the influenza vaccine. Based on current information, management believes that the estimates and assumptions underlying the fair value analysis are substantially accurate. In addition, as of March 31, 2003, none of the existing manufacturing facilities involved in the production of FluMist had been licensed by any regulatory agency and FluMist had not yet been manufactured at a sustained commercial scale. There can be no assurance that these facilities can achieve licensure by the FDA or any other regulatory agency, nor can there be any assurances that if licensed, commercial scale production could be achieved or sustained. If we fail to obtain FDA approval for the marketing and manufacture of FluMist, we will absorb all of the related ongoing expenses while recording no corresponding revenue.

Interest Income and Expense

We earned interest income of $13.0 million for Q1 2003, compared to $11.9 million in Q1 2002, reflecting higher cash balances available for investment, partially offset by a decrease in interest rates that lowered the overall portfolio yield. Interest expense for Q1 2003, net of amounts capitalized, was $1.8 million, down from $2.8 million in Q1 2002. This decrease is largely due to interest expense capitalized in connection with several large construction projects currently undertaken by the Company, including construction of the new corporate headquarters in Maryland, and manufacturing facilities in Pennsylvania and the U.K. that had not yet begun in Q1 2002.

Loss on Investment Activities

We incurred $0.3 million in losses on investment activities for Q1 2003 related to recording our portion of our minority investees'
operating results as required by the equity method of accounting.

Taxes

We recorded income tax expense of $64.3 million for Q1 2003, resulting in an effective tax rate of 37%.  Comparatively, we recorded income tax expense of $34.9 million for Q1 2002, resulting in an effective tax rate of 36% that excluded a write-off of in-process research and development purchased during the first quarter of 2002, which was not deductible for tax purposes.

The increase in the estimated effective tax rate between 2002 and 2003 is primarily due to a decrease in estimated credits available for research and development activities, including credits earned for Orphan Drug status of certain research and development activities in 2003.  These credits will vary from year to year depending on the activities of the Company.

Net Earnings / (Loss)
(in thousands)
                           Q1 2003                                                   Q1 2002
----------------------------------------------------------    ------------------------------------------------------
                        Acquisition-Related                                      Acquisition-Related
    Historical              Adjustments        Adjusted        Historical           Adjustments         Adjusted
   -----------              -----------        --------        ----------           -----------         --------
     $109,521                 $3,620           $113,141       $(1,116,858)          $1,188,400           $71,542

Net earnings for Q1 2003 were $109.5 million, or $0.44 basic and $0.43 diluted earnings per share compared to a net loss for Q1 2002 of $1.1 billion or $4.54 per share.  Excluding the after-tax impact of the Acquisition-related adjustments totaling $3.6 million for
Q1 2003, and $1.2 billion for Q1 2002, adjusted net earnings for Q1 2003 and Q1 2002 were $113.1 million and $71.5 million, respectively, or $0.44 and $0.28 adjusted earnings per diluted share, respectively.

Shares used in computing basic earnings per share and basic adjusted earnings per share for Q1 2003 were 251.5 million, while shares used for computing diluted earnings per share and adjusted diluted earnings per share were 256.5 million.  Shares used in computing net loss per share for Q1 2002 were 245.8 million.  Shares used in computing adjusted earnings per diluted share for Q1 2002 were
253.7 million.

We do not believe inflation had a material effect on our financial statements.

Forward-looking commentary - In 2003, we expect to generate net earnings per diluted share. The level of net earnings will depend on many factors, including, but not limited to, the timing and extent of regulatory approvals of our products and product candidates, the degree of acceptance of our products in the marketplace and adequate product supply to meet demand.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash- The Company's capital requirements have generally been funded from cash generated from operations, cash and investments on hand, and the issuance of common stock. Cash and marketable securities were $1,633.5 million at March 31, 2003 versus $1,423.1 million at December 31, 2002, an increase of 15%. Increases in cash are primarily due to cash generated by the
Company's ongoing business operations. Working capital increased to $483.7 million at March 31, 2003 from $476.8 million at December
31, 2002.

Operating Activities

Net cash provided by operating activities increased to $223.8 million in Q1 2003 as compared to $148.7 million in Q1 2002, primarily as the result of net earnings for the period, the use of deferred tax assets to offset current tax liabilities and increases in accrued liabilities, net of increases in trade accounts receivable.  The increase in accrued expenses primarily results from increased amounts due to Abbott Laboratories for Synagis co-promotion expense, associated with the increase in domestic Synagis sales.

Investing Activities
Cash used for investing activities during the first quarter of 2003 amounted to $128.7 million, as compared to $40.2 million in
2002.  Cash used for investing activities in 2003 included net additions to our investment portfolio of $106.9 million and $21.8 million for capital expenditures, primarily for the construction of our new corporate headquarters, and for the expansion of our
FluMist manufacturing and filling and packaging facilities in Speke, England and Philadelphia, Pennsylvania.

Financing Activities

Financing activities generated $8.0 million in cash for the first quarter of 2003, as compared to $18.0 million in 2002.
Approximately $8.2 million was received upon the exercise of employee stock options in 2003, as compared to $18.2 million received in 2002, reflecting increased employee stock option exercises of MedImmune Vaccines in 2002, subsequent to the Acquisition. In 2003 and 2002, repayments on long-term debt were $0.2 million.

Forward-looking commentary - Future expenditures related to our ongoing construction projects are expected to be funded using cash from operations and investments on hand. We expect to take occupancy of the first phase of our new corporate headquarters, a complex of approximately 220,000 square feet, in the fall of 2003. At that time, a portion of our existing space in Gaithersburg, which is leased through 2006, is expected to be subleased. There can be no guarantee that we will be successful in subleasing the space.
Through our wholly-owned subsidiary MedImmune Ventures, Inc., we plan to invest up to $100 million over the next several years in minority interest investments in strategic partners that are either public or early-to-late stage private biotechnology companies focused on discovering and developing human therapeutics.

The Company currently generates cash from operations primarily from product sales. In the future, the Company expects to continue generating cash from these sources. The Company believes that its existing funds and cash generated from operations are adequate to satisfy its working capital and capital expenditure requirements in the foreseeable future. However, the Company may raise additional capital to take advantage of favorable conditions in the market or in connection with the Company's development activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks as of March 31, 2003 are the exposures to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices.  Market risk exposure exceeds that of December 31, 2002 due to the increase in the size of our investment portfolio.

For other information regarding the Company's market risk exposure, please refer to Part II, Item 7A., "Quantitative and Qualitative
Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures as of April 21, 2003, our Chief Executive Officer, Chief
Operating Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in connection with the Company's filing of this quarterly report on Form 10-Q for Q1 2003.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls, subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Information with respect to legal proceedings is included in Note 11 of Part I, Item 1 "Consolidated Financial Statements," and
is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in the
Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2.           Changes in Securities and use of proceeds - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K

                  Exhibits:
                      99.1                 Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the
                                           Sarbanes-Oxley Act of 2002.
                      99.2                 Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the
                                           Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K:

                  Report Date               Event Reported
                  -----------               --------------
                  January 31, 2003          MedImmune Reports 2002 Fourth Quarter and Year-end Results.

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
Date: May 9, 2003                           Gregory S. Patrick
                                            Senior Vice President and Chief Financial Officer
                                            Principal Financial Officer

                                            /s/ Lota S. Zoth
Date: May 9, 2003                           Lota S. Zoth
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
                  b.  evaluated the effectiveness of the Company's disclosure controls and procedures as of April 21, 2003 (the
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

Date:  May 9, 2003
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
                  b.  evaluated the effectiveness of the Company's disclosure controls and procedures as of April 21, 2003 (the
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

Date:  May 9, 2003
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
                  b.  evaluated the effectiveness of the Company's disclosure controls and procedures as of April 21, 2003 (the
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

Date:  May 9, 2003
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
                  b.  evaluated the effectiveness of the Company's disclosure controls and procedures as of April 21, 2003 (the
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

Date:  May 9, 2003
                                                              /s/Lota S. Zoth
                                                              Lota S. Zoth
                                                              Vice President and Controller