Form 10-Q
period 2003-09-30
MEDIMMUNE INC /DE
filed 2003-11-07
CIK 873591

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

MedImmune, Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-19131	52-1555759
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I. R. S. Employer Identification No.)

35 West Watkins Mill Road, Gaithersburg, MD 20878

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (301) 417-0770

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒               No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☒ No  ☐

As of November 5, 2003, 247,535,950 shares of Common Stock, par value $0.01 per share, were outstanding.

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

Unless otherwise indicated, this quarterly report is as of September 30, 2003.  This quarterly report will not be updated as a result of new information or future events.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MEDIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS:
Cash and cash equivalents	$351,326	$130,056
Marketable securities	242,320	396,882
Trade receivables, net	71,115	113,774
Inventory, net	106,528	59,963
Deferred tax assets	22,204	25,735
Other current assets	12,651	17,023
Total Current Assets	806,144	743,433

Marketable securities	1,119,181	896,118
Property and equipment, net	241,148	183,992
Deferred tax assets, net	206,309	222,038
Intangible assets, net	100,795	113,275
Goodwill	15,970	15,970
Other assets	35,817	13,463
Total Assets	$2,525,364	$2,188,289
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$18,709	$19,773
Accrued expenses	96,941	157,359
Product royalties payable	18,429	74,048
Advances from Wyeth	13,096	—
Deferred revenue	6,067	6,789
Other current liabilities	20,825	8,684
Total Current Liabilities	174,067	266,653

Long-term debt	701,118	217,554
Obligations to Evans	21,490	24,755
Other liabilities	1,928	2,093
Total Liabilities	898,603	511,055
Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,525 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized 420,000 shares; outstanding 247,632 at September 30, 2003 and 251,262 at December 31, 2002	2,535	2,513
Paid-in capital	2,663,226	2,613,075
Deferred compensation	(2,152)	(6,823)
Accumulated deficit	(849,535)	(956,140)
Accumulated other comprehensive income	31,626	24,609
	1,845,700	1,677,234
Less: Treasury stock at cost; 5,910 shares at September 30, 2003 and no shares at December 31, 2002	(218,939)	—
Total Shareholders’ Equity	1,626,761	1,677,234
Total Liabilities and Shareholders’ Equity	$2,525,364	$2,188,289

The accompanying notes are an integral part of these financial statements.

MEDIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Product sales	$82,283	$60,842	$593,988	$439,903
Other revenue	17,076	13,401	52,522	28,758
Total revenues	99,359	74,243	646,510	468,661
Costs and expenses:
Cost of sales	30,060	22,296	156,088	117,815
Research and development	52,734	31,822	112,302	110,436
Selling, general and administrative	53,380	52,806	220,367	196,863
Other operating expenses	1,935	24,118	24,806	68,111
Acquired in-process research and development	—	—	—	1,179,321
Total expenses	138,109	131,042	513,563	1,672,546
Operating (loss) income	(38,750)	(56,799)	132,947	(1,203,885)
Interest income	14,523	13,275	41,823	37,181
Interest expense	(2,971)	(2,326)	(6,374)	(6,964)
Gain (loss) on investment activities	1,214	(10,557)	818	(10,666)
(Loss) earnings before income taxes	(25,984)	(56,407)	169,214	(1,184,334)
(Benefit) provision for income taxes	(9,614)	(20,115)	62,609	(1,728)
Net (loss) earnings	$(16,370)	$(36,292)	$106,605	$(1,182,606)
Basic (loss) earnings per share	$(0.07)	$(0.14)	$0.42	$(4.75)
Shares used in calculation of basic (loss) earnings per share	249,371	250,830	250,981	249,080

Diluted (loss) earnings per share	$(0.07)	$(0.14)	$0.42	$(4.75)
Shares used in calculation of diluted (loss) earnings per share	249,371	250,830	254,684	249,080

The accompanying notes are an integral part of these financial statements.

MEDIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	For the nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$106,605	$(1,182,606)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	—	1,179,321
Deferred taxes	33,629	2,226
Deferred revenue	(5,899)	(4,505)
Advances from Wyeth	13,096	—
Depreciation and amortization	26,152	25,723
Amortization of premium on marketable securities	11,457	6,964
Amortization of deferred compensation	3,067	14,414
Amortization of premium on convertible subordinated notes	(1,964)	(1,353)
(Gains) losses on investment activities	(818)	10,666
Increase (decrease) in inventory reserves	19,209	(1,299)
Decrease in sales allowances	(31,191)	(3,100)
Decrease in restructuring liability for cash employee termination costs	(415)	(4,898)
Other	2,276	1,305
Other changes in assets and liabilities, net of effects of acquisition of Aviron	(77,744)	312
Net cash provided by operating activities	97,460	43,170
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in marketable securities	(72,438)	(227,214)
Net cash acquired in acquisition of Aviron	—	146,853
Capital expenditures	(74,860)	(48,431)
Investments in strategic alliances	(16,780)	(3,735)
Net cash used in investing activities	(164,078)	(132,527)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	35,989	40,936
Proceeds from issuance of long-term debt	500,000	—
Debt issuance costs	(10,546)	—
Repurchases of common stock	(218,939)	—
Debt prepayments	(14,105)	—
Repayments on long-term obligations	(4,479)	(4,434)
Net cash provided by financing activities	287,920	36,502
Effect of exchange rate changes on cash	(32)	200

Net increase (decrease) in cash and cash equivalents	221,270	(52,655)
Cash and cash equivalents at beginning of period	130,056	171,255
Cash and cash equivalents at end of period	$351,326	$118,600

Supplemental schedule of noncash investing and financing activities:

During January 2002, the Company acquired 100% of the outstanding capital stock of Aviron through an exchange offer and merger transaction.  The Company exchanged approximately 34.0 million of its common shares for all of the outstanding shares of Aviron common stock and assumed Aviron’s outstanding options and warrants, for which approximately 7.0 million additional shares of the Company’s common stock are issuable.  The estimated fair value of the net assets acquired was $1,635.1 million, and included $1,179.3 million of acquired research and development assets that were charged to our 2002 results at the date of acquisition and $211.4 million of 5 ¼ % convertible subordinated notes due in 2008.

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

On June 17, 2003, the U.S. Food and Drug Administration (FDA) approved the biologics license application for the commercial sale of FluMist, the first influenza vaccine delivered as a nasal mist available in the United States.  FluMist is indicated for active immunization for the prevention of disease caused by influenza A and B viruses in healthy people, 5 to 49 years of age.  MedImmune manufactures FluMist and co-promotes FluMist with a division of Wyeth.

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

2.  Summary of Significant Accounting Policies

General

The financial information presented as of and for the three months and nine months ended September 30, 2003 (“Q3 2003” and “YTD 2003,” respectively) and as of and for the three months and nine months ended September 30, 2002 (“Q3 2002” and “YTD 2002,” respectively) is unaudited.  In the opinion of the Company’s management, the financial information presented herein contains all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.  Interim results are not necessarily indicative of results for an entire year or for any subsequent interim period.  These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Inventory

Inventories are stated at the lower of cost or market, and consist of currently marketed products and certain product candidates awaiting regulatory approval.  Cost is determined using a weighted-average approach that approximates the first-in, first-out method.  With respect to inventory for product candidates, the Company considers the probability that revenues will be obtained from the future sale of the related inventory together with the status of the product candidate within the regulatory approval process.  As of September 30, 2003, the Company does not have any inventory for product candidates on its balance sheet.  The Company records an inventory reserve for estimated obsolescence, excess or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends SFAS No. 123, “Accounting for Stock-

Based Compensation (“SFAS 123”),” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The alternative methods of transition and additional disclosure requirements of SFAS 148 were effective January 1, 2003.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share data):

	Q3 2003	Q3 2002	YTD 2003	YTD 2002
Net (loss) earnings, as reported	$(16.4)	$(36.3)	$106.6	$(1,182.6)
Add: stock-based employee compensation expense included in historical results for the vesting of stock options assumed in conjunction with the Acquisition, calculated in accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25, net of related tax effect	0.3	2.3	1.9	10.8
Deduct: stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(21.2)	(22.0)	(63.7)	(64.1)
Pro forma net (loss) earnings	$(37.3)	$(56.0)	$44.8	$(1,235.9)

Basic (loss) earnings per share, as reported	$(0.07)	$(0.14)	$0.42	$(4.75)
Basic (loss) earnings per share, pro forma	$(0.15)	$(0.22)	$0.18	$(4.96)
Diluted (loss) earnings per share, as reported	$(0.07)	$(0.14)	$0.42	$(4.75)
Diluted (loss) earnings per share, pro forma	$(0.15)	$(0.22)	$0.18	$(4.96)

Reclassifications

In the three and nine month periods ended September 30, 2003 and 2002, the Company has reclassified bad debt expense from net sales to selling, general and administrative expense in our Consolidated Statements of Operations.  The reclassification amount was not material.  Certain other reclassifications of prior year amounts have been made to the Condensed Consolidated Balance Sheets to conform with the current year presentation.

3.                                      Collaborative Arrangements with Wyeth

In September 2003, the Company signed a supplemental agreement with Wyeth, the Company’s co-promotion partner for FluMist.  The supplemental agreement modified certain provisions of the original worldwide collaborative agreements with Wyeth, for the development, manufacture, distribution, marketing, promotion and sale of FluMist.  These modifications are summarized as follows:  (1) the formula used to calculate the product transfer payments from Wyeth to the Company was modified; (2) there was agreement on the Company’s purchase and use of clinical trial data from Wyeth’s international trials using a liquid formulation of the intranasal influenza vaccine; and (3) several adjustments were made to the optional term extension and related payment provisions in the U.S. and international territories.

As the result of the modification to the product transfer price calculation, the Company concluded that while it had shipped 2.4 million doses to Wyeth during Q3 2003, the associated revenue could not be recognized as the product transfer price was not determinable.  The Company has $21.0 million in inventory on the balance sheet related to the 2.4 million doses shipped to Wyeth.  Further, while the Company had billed $29.5 million to Wyeth for the 2.4 million doses, it had received payments from Wyeth of $13.1 million.  These payments are reflected on the balance sheet under the caption Advances from Wyeth.

4.             Intangible Assets

Intangible assets are stated at amortized cost.  The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets at September 30, 2003 are comprised of the following (in millions):

Worldwide collaborative agreement with Wyeth	$90.0
Contract manufacturing agreement with Evans	39.0
Other intangible assets	0.4
129.4
Less accumulated amortization	(28.6)
$100.8

Amortization of intangible assets is computed on the straight-line method based on the estimated useful lives of the assets.  Amortization expense for Q3 2003 and YTD 2003 was $2.0 million and $8.1 million, respectively.  As of September 30, 2003, capitalized inventory related to FluMist includes approximately $4.4 million of amortization costs associated with the contract manufacturing agreement with Evans.   The estimated aggregate amortization for each of the next five years is as follows:  2003, $16.6 million; 2004, $16.4 million; 2005, $16.4 million; 2006, $12.0 million; and 2007, $7.7 million.

5.  Restructuring Liability

As of September 30, 2003, the remaining balance of the restructuring liability for estimated costs associated with the Company’s restructuring plan was $0.6 million, related to an acquired facility lease.  The restructuring plan, which was originally formulated and announced to employees in December 2001, was to consolidate and restructure certain functions, including the involuntary termination of certain executives and other employees of MedImmune Vaccines from various functions and levels.  With the exception of the facility-related costs, the other restructuring actions have been completed.

The restructuring liability activity through September 30, 2003 is summarized as follows (in millions):

	Balance as of 12/31/02	Restructuring Charges Incurred	Balance at 9/30/03

Facility-related costs	$1.0	$(0.4)	$0.6

6.  Inventory

Inventory, net of reserves, is comprised of the following (in millions):

	September 30, 2003	December 31, 2002
By Component
Raw Materials, net	$17.3	$30.4
Work in Process, net	33.7	19.4
Finished Goods, net	55.5	10.2
	$106.5	$60.0

	Gross Inventory	Reserves	Net Inventory
FluMist Details
As of December 31, 2002	$62.5	$(47.5)	$15.0
Q1 production, net	19.6	(19.6)	—
Q1 disposals	(3.1)	3.1	—
Q2 production, net	20.7	—	20.7
Q2 disposals	(13.1)	13.1
Q3 production, net	18.9	0.1	19.0
Q3 disposals	(2.5)	2.5	—
	$103.0	$(48.3)	$54.7

As of September 30, 2003, the Company had FluMist related inventory that included the cost of approximately 2.4 million doses shipped to Wyeth during Q3 2003, or approximately $21.0 million.

Prior to regulatory approval and product launch, the Company incurred and capitalized inventory costs associated with FluMist manufacturing.  Then, the Company performed an assessment of probable future commercial use of the inventory materials.  In recognition of management’s assessment that certain inventory materials would reach their expiration dates prior to commercial use, the Company recorded reserves in other operating expenses totaling approximately $19.6 million during the first quarter of 2003 for inventoriable costs that would likely not be recovered.

During 2003, the Company disposed of $13.2 million of fully reserved finished goods inventory related to the 2002/2003 flu season and $5.5 million of fully reserved inventory components that had reached their expiration dates.

7.  Earnings per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares.  The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method.  The dilutive impact, if any, of the Company’s convertible subordinated notes are measured using the if-converted method.  Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive.  Additionally, the dilutive impact, if any, resulting from the convertible senior notes, is not required to be considered since contingent convertible debt structures where the contingency is substantive are not considered when computing diluted earnings per share until the period when the contingency is met.  The following is a reconciliation of the denominator of the diluted EPS computation for the periods reported.  There are no reconciling items to the numerator for the EPS computation for the periods reported (in millions).

	Q3 2003	Q3 2002	YTD 2003	YTD 2002
Denominator:
Weighted average shares outstanding	249.4	250.8	251.0	249.1
Effect of dilutive securities: Stock options, warrants, and Notes	—	—	3.7	—
Denominator for diluted EPS	249.4	250.8	254.7	249.1

The following table shows the number of shares and related price ranges of those shares that were excluded from the EPS computation for the first three quarters of 2003.  These options to purchase shares of common stock were outstanding during the period, but were not included in the computation of diluted earnings per share as the exercise prices for these options were greater than the average market price of the common stock during the period, and therefore would be antidilutive (in millions).

	Q1 2003	Q2 2003	Q3 2003
Price range of stock options:
$30.16 - $83.25	15.0
$35.41 - $83.25		14.3
$36.78 - $83.25			12.9

The Company incurred a net loss for Q3 2003, Q3 2002 and YTD 2002 and, accordingly, did not assume exercise or conversion of any of the Company’s outstanding stock options, warrants, or convertible notes because to do so would be anti-dilutive.

8.  Income Taxes

The reported effective tax rate for the first nine months of 2003 is 37% of pretax income, based on the current estimate of the annual effective tax rate.  The effective tax rate may be affected in future periods by changes in estimates with respect to the deferred tax assets and other items affecting the overall tax rate.  Income tax expense for the first nine months of 2002 was based on an estimated annual effective tax rate on pretax income of 36%.

9.  Comprehensive Income

	Q3 2003	Q3 2002	YTD 2003	YTD 2002
Net (loss) earnings	$(16.4)	$(36.3)	$106.6	$(1,182.6)
Changes in:
Foreign currency translation adjustment	0.1	0.4	1.1	0.4
Unrealized gain (loss) on investments, net of tax	(7.1)	(0.9)	6.2	10.2
Unrealized gain (loss) on hedged inventory purchases, net of tax	(0.1)	0.4	(0.3)	0.4
Comprehensive (loss) income	$(23.5)	$(36.4)	$113.6	$(1,171.6)

10.  Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  In accordance with the adoption provisions of FIN No. 46, during 2003 the Company adopted the provisions as they relate to the Company’s contractual relationships with variable interest entities established subsequent to January 31, 2003, with an immaterial impact to the Company’s consolidated financial position, results of operations and cash flows.  Effective October 9, 2003, the FASB elected to defer the effective date to December 31, 2003, for applying the provisions of FASB Interpretation No. 46 for interests held by public entities in variable interest entities created before February 1, 2003.  The Company believes the impact of applying the consolidation provisions of FIN No. 46 relative to its investments in variable interest entities established prior to February 1, 2003 will be immaterial to its consolidated financial position, results of operations and cash flows.

11.          Shareholders’ Equity

During July 2003, the Company’s Board of Directors authorized a repurchase, over a two-year period, of up to $500 million of the Company’s common stock in the open market or in privately negotiated transactions, pursuant to terms management deems appropriate.  The Company will hold repurchased shares as treasury shares and intends to use them for general corporate purposes, including but not limited to acquisition-related transactions and for issuance upon exercise of outstanding stock options.  During Q3 2003, the Company repurchased approximately 5.9 million shares at a cost of $218.9 million, or an average cost of $37.05 per share.  Through November 5, 2003, the Company has repurchased an additional 0.3 million shares at an average cost of $33.04 per share.

12.          Debt

During July 2003, the Company issued $500 million aggregate principal amount of convertible senior notes due 2023 in a private placement.  The notes bear interest at 1% per annum payable semi-annually in arrears on January 15 and July 15 of each year.  Beginning July 2006, the Company will pay contingent interest on these notes during a six-month interest period if the average trading price of these notes is above a specified level.  Under certain circumstances, these notes will be convertible into the Company’s common stock at an initial conversion price of approximately $68.18 per share.  On or after July 15, 2006, the Company may at its option redeem all or a portion of these notes for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest; contingent interest, if any; and liquidated damages, if any.  In addition, on each of July 15, 2006, July 15, 2009, July 15, 2013, and July 15, 2019, holders may require the Company to purchase all or a portion of their convertible senior notes for cash at 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest; contingent interest, if any; and liquidated damages, if any.

The Company intends to use the proceeds of the offering to repurchase shares of its common stock under the stock repurchase program, and for general corporate purposes, which may include retirement of existing debt obligations, possible acquisitions or other external growth opportunities.

During Q3 2003, the Company retired approximately $13.8 million principal amount of the 5¼% convertible subordinated notes due February 2008 for approximately $14.1 million, resulting in a net ordinary gain of $0.3 million, which reflects the acceleration of amortization of bond premium of $0.6 million in connection with the retirement.  Through November 5, 2003, the Company retired an additional $18.5 million principal amount of these convertible subordinated notes for $19.3 million.

13.                               Legal Proceedings

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

Celltech is seeking appellate review by the House of Lords and the Company is awaiting a decision as to whether an appeal will be allowed.

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

Following the end of Q3 2003, the Company became aware that a new United States patent had been issued on October 14, 2003 in the name of Celltech Therapeutics Limited, which the Company understands is an affiliated entity of Celltech.  This patent is included in the license grant in the January 19, 1998 license agreement and the Company is currently evaluating the applicability of this patent, if any, to the Company’s products.  If the manufacture or sale of Synagis or any of the Company's other products is ultimately found to be covered by any valid claim of this new patent and/or any other Celltech patent that is the subject of the January 19, 1998 license agreement, the Company's total royalty obligation under its license agreement with Celltech would equal 2% of the net sales of the products that are so covered.  To date, the Company has not made any royalty payments to Celltech under the January 19, 1998 license agreement.

On April 5, 2002, the Company filed a suit against Centocor, Inc. (“Centocor”) in the United States District Court for the District of Maryland.  The Company currently pays Centocor a royalty for sales of Synagis made or sold in the United States pursuant to a patent Sublicense Agreement.  In the litigation, the Company seeks a declaratory judgment that it has no obligation to continue paying royalties to Centocor on the basis that the patent is invalid, unenforceable and does not cover Synagis.  Additionally, the Company seeks an injunction preventing Centocor from enforcing this patent.  In January 2003, the Company amended its complaint to add the Trustees of Columbia University in the City of New York and the Board of Trustees of Leland Stanford Jr. University as defendants.  After various motions were filed and decided, a Second Amended Complaint was filed by the Company in July 2003.  Discovery is ongoing.

On January 14, 2003, a lawsuit was filed by the County of Suffolk New York (“Suffolk”) in the United States District Court, Eastern District of New York, naming the Company along with approximately 25 other pharmaceutical and biotechnology companies as defendants.  The complaint asserts claims under the federal RICO statute, as well as various state, statutory and common laws to recover monetary damages, civil penalties, declaratory and injunctive relief, disgorgement of profits, treble and punitive damages suffered as a result of defendants’ alleged unlawful practices related to prescription medications paid for by Medicaid.  Suffolk alleges that the defendants (including the Company) misreported the “average wholesale price” (“AWP”) causing Suffolk to overpay for covered drugs including, in the case of the Company, Synagis.  In addition, Suffolk argues that the defendants (including the Company) did not accurately report the “best price” under the Medicaid Program.   In March 2003, the Suffolk Case was, for pretrial purposes, consolidated with and transferred to the United States District Court for the District of Massachusetts, In re Pharmaceutical Industry Average Wholesale Price Litigation (AWP MultiDistrict Litigation).    An Amended Complaint was filed in the Suffolk Case on August 1, 2003.  Discovery is stayed pending certain motions to dismiss filed by various defendants, including the Company.  In addition, similar suits have been filed by the same law firm representing Suffolk on behalf of the County of Westchester (NY) and the County of Rockland (NY).  Those cases are in the process of consolidation with the AWP MultiDistrict Litigation.

On April 11, 2003, the Company filed a suit against Genentech, Inc., Celltech R&D Ltd. and City of Hope National Medical Center in the United States District Court for the Central District of California.  The Company currently pays Genentech a royalty for sales of Synagis made or sold in the United States pursuant to a patent License Agreement between the parties dated as of June 1997 and covering United States Patent No. 6,331, 415B1 (the “Cabilly Patent”).   In the complaint,  the Company alleges that the Cabilly Patent was obtained as a result of a collusive agreement between Genentech and Celltech that violates federal and California antitrust laws as well as California’s unfair business practices act.  Additionally, the Company alleges that the Cabilly Patent is invalid and unenforceable under federal patent law.  The Company thus seeks a declaration that it owes no royalty payments under existing licensing agreements with Genentech.  Celltech and Genentech have filed motions to dismiss the antitrust claims and a hearing is scheduled on those motions in December, 2003.

The Company is also involved in other legal proceedings arising in the ordinary course of its business.  After consultation with its legal counsel, the Company believes that it has meritorious defenses to the claims against the Company referred to above and is determined to defend its position vigorously.  While it is impossible to predict with certainty the eventual outcome of these proceedings, the Company believes they are unlikely to have a material adverse effect on its financial position but might have a material adverse effect on its results of operations for a particular period.  There can be no assurance that the Company will be successful in any of the litigation it has initiated.  In its ordinary course of business, the Company has provided indemnification to various parties for certain product liability claims and claims that the Company’s products were not manufactured in accordance with applicable federal standards.  While the Company is not aware of any current claims under these provisions, there can be no assurance that such claims will not arise in the future or that the effect of such claims will not be material to the Company.

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

Having made significant advances in the last several years, we are now a fully integrated company with the ability and infrastructure to take products from discovery through development, manufacturing, and into the market.  On June 17, 2003, the biologics license application for the commercial sale of FluMist was approved by the FDA.  FluMist is the first influenza vaccine delivered as a nasal mist available in the United States.  FluMist is indicated for active immunization for the prevention of disease caused by influenza A and B viruses in healthy people, 5 to 49 years of age.  MedImmune manufactures FluMist and co-promotes FluMist with a division of Wyeth.

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

Revenue Recognition-  We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.  During Q3 2003, we began shipping FluMist to Wyeth, which is contractually responsible for distributing the product to third parties.  At the time of shipment, Wyeth is contractually obligated to remit a product transfer payment per dose shipped, which is calculated using an agreed upon formula that consists of several variables, including Wyeth’s returns and actual net sales.  Actual net sales consists of any amounts actually received by Wyeth for the sale of FluMist less agreed-upon amounts paid or credited by Wyeth related to the sale of the product such as for returns, promotional discounts, rebates, sales taxes and freight.  As of September 30, 2003, we concluded that the product transfer price was not determinable, largely due to the lack of sales and returns history for this new product. As a result, we have not recognized the revenue associated with approximately 2.4 million doses shipped to Wyeth during Q3 2003.  Further, we have $21.0 million in inventory on the balance sheet representing the carrying value of the 2.4 million doses shipped to Wyeth.  During Q3 2003, we have billed Wyeth $29.5 million for the 2.4 million doses, and have received payments from Wyeth of $13.1 million as of September 30, 2003.  These payments are reflected on the balance sheet under the caption Advances from Wyeth.  At the time we believe the transfer price is determinable, we will record the associated revenue and cost of goods sold.

We receive royalties from licensees, which are based on third-party sales of licensed products or technologies. Royalties are recorded as earned in accordance with the contract terms when third-party results can be reliably measured and collectibility is reasonably assured.   We receive royalties from Wyeth based on its sales of FluMist under our worldwide collaborative agreement, as amended.  We have not recorded any royalty revenue from Wyeth as of September 30, 2003.

Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through a development collaboration or an obligation to supply product is recognized ratably over the development or supply period.  As of September 30, 2003, we recognized $7.3 million of a $12.5 million supply goal payment for the first influenza season from Wyeth. The remaining $5.2 million has been recorded as deferred revenue to be recognized as the remaining doses are shipped to Wyeth in the fourth quarter.

We may record deferred revenues related to milestone payments and other upfront payments.  Deferred revenue for manufacturing obligations is recognized as product is delivered.  Deferred revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements, as long as the milestones are substantive and at risk. Revenue under R&D cost reimbursement contracts is recognized as the related costs are incurred.

Inventory Capitalization – We capitalize inventory costs associated with products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value.  We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by necessary regulatory bodies, a delay in commercialization, or other potential factors.  Conversely, our gross margins may be favorably impacted if some or all of the related production costs were expensed prior to the product being available for commercial sale.

Most of the inventory components for FluMist have expiration dates that range from nine to 24 months.  During the last quarter of 2002 and in 2003, we incurred inventoriable costs associated with FluMist manufacturing in anticipation of commercial launch for the 2003/2004 flu season.  During the first quarter of 2003, the Company recorded reserves in other operating expenses totaling approximately $19.6 million for inventoriable costs related to FluMist production that, at the time were considered unlikely to be recovered.  Further, we have disposed of $18.7 million of fully-reserved inventory related to the 2002/2003 flu season.  As of September 30, 2003, we have $103.0 million of FluMist inventory against which we have a reserve of $48.3 million, resulting in a net inventory balance of $54.7 million.  With respect to FluMist inventory on hand as of September 30, 2003, we reviewed the following factors to determine the amount of reserves, if any, required to write down the inventory to net realizable value: the expected sales volume; the concentration of viral material in our vaccine; anticipated changes in the manufacturing process; anticipated delays in obtaining FDA lot release for finished vaccine; and other variables associated with product launch efforts.

As a result of the review of FluMist inventory described above, approximately one-half of the annual production costs have been fully reserved.  Therefore, gross margins in the fourth quarter of 2003 are expected to be higher than what they would have been had those production costs not been fully reserved.

For our other products, we periodically assess our inventory balances to determine whether net realizable value is below recorded cost.  Factors we consider include expected sales volume, production capacity and expiration dates.

Sales Allowances and Other Sales Related Estimates –

Reductions of Gross Product Sales

We estimate the amount of sales discounts and sales returns by applying rates determined by our past experience and current discount structure to actual sales for the period. We estimate the aggregate amount of rebates due to government purchasers, recorded as a reduction of gross product sales, based upon historical experience and our best estimate of the proportion of the sales that will be subject to this reimbursement, largely comprised of Medicaid payments to state governments.  Because of the seasonal nature of our largest product, Synagis, our sales discounts, returns and rebates fluctuate throughout the year.  If our historical trends are not indicative of the future, or our actual sales are materially different from projected amounts, or if our assessments prove to be materially different than actual occurrence, our results could be affected.

During 2003, we adjusted our estimate of rebates due to government purchasers to reflect favorable historical experience.  Absent our favorable historical experience and a change in our estimate of the proportion of the sales that are subject to reimbursement, our reserves for rebates due to government purchasers would have been approximately $14.3 million higher for the first nine months of 2003.  Allowances for government reimbursements were $10.8 million and $26.2 million as of September 30, 2003 and December 31, 2002, respectively, and are included in accrued expenses in the accompanying balance sheets.

Selling, General & Administrative Expenses

We estimate our co-promotion expense and sales commissions by applying an estimated rate that is based upon an estimate of projected sales for the season to our actual sales for the period.

We estimate the level of bad debts as a percentage of gross trade accounts receivable balances outstanding at the end of the period, based upon our assessment of the concentration of credit risk, the financial condition and environment of our customers and the level of credit insurance we obtain on our customers’ balances. Because of the seasonal nature of our largest product, Synagis, our accounts receivable balances fluctuate significantly.  Accordingly, our allowance for doubtful accounts also fluctuates.  Our accounts receivable balances tend to be highest at the end of December and March, while the September balances are somewhat smaller as our selling season is just beginning and the June balances are negligible reflecting the close-out of the prior season.  For the nine months ended September 30, 2003, we decreased our reserves for bad debts by approximately $6.3 million, largely as a consequence of the overall reduction in accounts receivable balances.  In the three and nine month periods ended September 30, 2003 and 2002, we have reclassified bad debt expense from net sales to selling, general and administrative expense in our Consolidated Statements of Operations.

Investments - We regularly enter into collaborative research and development agreements with strategic partners.  As part of the agreements, we may obtain common stock, preferred stock, convertible debt or other debt or equity securities in these strategic partners.  These companies may be public or privately held companies.  At the time the securities are obtained, we determine if the investment should be accounted for under the cost method, equity method, or consolidation method based upon multiple factors including: percentage ownership of the company; representation on board of directors; participation in policy-making processes; technological dependency; veto rights of partners; our role on key technical or product development committees; revenue dependence; other extraordinary voting rights; and a determination regarding the investee company’s primary beneficiary.  Each quarter we reevaluate such factors to determine whether continued use of the cost method is appropriate.  Investments accounted for under the equity method are adjusted quarterly for the Company’s proportionate share of the investee’s gains or losses, which may fluctuate significantly from quarter to quarter.  Each quarter, we evaluate all of our investments, and recognize an impairment charge in the consolidated statements of operations when a decline in the fair value of an investment falls below its cost value and is judged to be other than temporary.  We consider various factors in determining whether we should recognize an impairment charge, including: the length of time and extent to which the fair value has been less than our cost basis; the financial condition and near-term prospects of the issuer; fundamental changes to the business prospects of the investee; share prices of subsequent offerings; and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.  Especially with regards to investments in earlier stage, privately held companies, considerable judgment is required in making assessments of fair value.

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

Q3 2003 compared to Q3 2002

Revenues – Product Sales

(in millions)	Q3 2003	Q3 2002	Growth
Synagis	$48.6	$31.4	55%

FluMist	$—	$—	N/A

Ethyol	$20.6	$20.5	—%

Other Products	$13.1	$8.9	47%

	$82.3	$60.8	35%

For Q3 2003, product sales grew 35% to $82.3 million as compared to $60.8 million in Q3 2002, primarily due to increased sales of Synagis.

Synagis -  Synagis accounted for approximately 59% and 52% of our product sales in Q3 2003 and Q3 2002, respectively.  We achieved a 31% increase in domestic Synagis sales to $35.4 million for 2003, up from $27.0 million in 2002.  This strong growth was driven primarily by an increase in unit sales.  A price increase which took effect in June of 2003 was offset by an increase in sales allowances.  We record Synagis international product sales when we ship product to AI, and based on Abbott International’s (“AI’s”) sales price to customers, as defined in our agreement.  AI is our exclusive distributor of Synagis outside of the United States.  Our reported international sales of Synagis tripled from $4.4 million in Q3 2002 to $13.2 million in Q3 2003,  largely due restocking of depleted inventories by AI reflecting increased demand for the product.

Ethyol -  Ethyol accounted for approximately 25% of our product sales in Q3 2003 versus 34% in Q3 2002.  Worldwide Ethyol sales remained consistent at $20.6 million in Q3 2003, as compared to $20.5 million in Q3 2002.  This was due to the combination of a domestic price increase which was offset by an increase in sales allowances and a decrease in domestic unit sales, largely due to the depletion of wholesaler inventories to accommodate end-user demand.  Sales to our international partner, Schering-Plough Corporation (“Schering”) also remained consistent from Q3 2002 to Q3 2003.  We record Ethyol international product sales based on a percentage of Schering’s end-user sales, as defined in our agreement.

Other Products -  Sales of other products in Q3 2003, which include sales of CytoGam, NeuTrexin, RespiGam, and by-products that result from the CytoGam manufacturing process, increased $4.2 million, or 47% from Q3 2002.  The increase is due to a 47% increase in CytoGam sales.  We believe this increase was largely the result of an increase in wholesaler inventory levels during the third quarter of 2003.

Forward-looking commentary  - Due to the significant contribution of Synagis, we believe our revenues and operating results will reflect for the foreseeable future the seasonality of that product’s use to prevent RSV disease, which occurs primarily during the winter months.  In addition, this seasonality will be compounded by FluMist, which was recently approved by the FDA, and is expected to be sold primarily during the third and fourth quarters of the year, the most common time for yearly influenza vaccination.  The high concentration of product sales in a portion of the year exaggerates the adverse consequences on our sales of any manufacturing or supply delays, any sudden loss of inventory, any inability to satisfy product demand, or of any unsuccessful sales or marketing strategies during the Synagis and FluMist selling seasons.  The level of future product sales will depend on several factors, including, but not limited to: potential limitations on pricing and profitability by government or third-party payors; availability of finished product inventory; commercialization of competitive products; and the degree of acceptance of our products in the marketplace.

During Q3 2003, we began shipping FluMist to Wyeth, but we have not recorded any transfer payment revenues.  As of September 30, 2003, we concluded that the product transfer price was not determinable, largely due to the lack of sales and returns history for this new product.   As of September 30, 2003, we billed Wyeth $29.5 million for 2.4 million doses shipped.  Along with Wyeth, we are currently evaluating and implementing certain promotional rebate and discount programs, which may reduce actual net sales and might impact the time at which the product transfer price will be determinable. At the time we believe the transfer price has become determinable, we will record associated revenue and cost of goods sold.

Revenues – Other Revenues

Other revenues increased $3.7 million to $17.1 million for Q3 2003 compared to $13.4 million in Q3 2002, primarily due to increased revenues under collaborative agreements. As of September 30, 2003, we recognized $7.3 million of a $12.5 million supply goal payment for the first influenza season from Wyeth. In addition, we recorded $5.0 million in milestone revenues associated with the inclusion of FluMist in the American Academy of Pediatrics’ Influenza Vaccine Implementation Information for 2003/2004.  These increases are partially offset by the impact of last year’s nonrecurring payments totaling $9.0 million, which was for the sale of excess production capacity to a third party.

Forward-looking commentary – We anticipate the level of other revenues for the fourth quarter of 2003 to increase significantly largely due to milestone and royalty payments associated with the commercialization of FluMist.  We have not recorded any royalty revenue from Wyeth as of September 30, 2003, but anticipate recording royalty revenue during the fourth quarter of 2003.  We also plan to recognize the remaining $5.2 million of a $12.5 million supply goal payment for the first influenza season from Wyeth as the remaining FluMist doses relating to that supply goal payment are shipped to Wyeth in the fourth quarter of 2003.  The level of contract revenues in future periods will depend primarily upon the extent to which we enter into other collaborative contractual arrangements, if any, and the extent to which we achieve certain milestones provided for in existing agreements.  Future revenues from the sale of excess production capacity will vary depending on the extent to which we enter into these types of arrangements, and are not expected to be significant for 2003 or thereafter.

Based on current estimates of costs to complete, the expected timing of revenues to be recognized in the future as we fulfill certain obligations under our collaborative agreement with Schering, for which we have deferred a portion of the up-front and milestone payments received under the contingency adjusted performance model, is as follows:  $0.1 million in the fourth quarter of 2003; $0.4 million in 2004; and $0.4 million in 2005.

Cost of Sales

Cost of sales for Q3 2003 increased 35% to $30.1 million from $22.3 million in Q3 2002, due principally to an increase in product sales volumes.  Gross margins on product sales were 63% in both Q3 2003 and Q3 2002 as a result of increases in gross margins on all products that were offset by the impact of higher unplanned scrap costs.

Forward-looking commentary – We expect that gross margin may vary significantly from quarter to quarter, based on changes in the product mix due to seasonality.  We expect that, on an annual basis, our gross margin percentage for 2003 should be slightly lower than 2002, due to the launch of FluMist.

Research and Development Expenses

(in millions)

Q3 2003

Q3 2002

Historical	Acquisition-Related Adjustments	Adjusted	Historical	Acquisition-Related Adjustments	Adjusted
$52.7	$(0.3)	$52.4	$31.8	$(1.1)	$30.7

Research and development expenses of $52.7 million in Q3 2003 increased 66% from $31.8 million in Q3 2002.  Excluding Acquisition-related adjustments in both periods, research and development expenses for Q3 2003 were $52.4 million, up 71% over Q3 2002.  The increase is primarily due to payments related to accessing rights to data and developmental opportunities for two technologies.  In July 2003, the Company agreed to make a $10.0 million payment to Critical Therapeutics, Inc. as a part of a newly established collaboration to co-develop biologic products targeting a novel pro-inflammatory cytokine to treat severe inflammatory diseases.  In connection with the September 30, 2003 supplemental agreement with Wyeth, MedImmune agreed to pay $10.0 million for data from the completed international phase 3 studies for a liquid formulation of FluMist.  This data may have the potential to accelerate the evolution of MedImmune’s long-range plans for its intranasally delivered flu vaccine program in the United States.

Forward-looking commentary -  For the remainder of 2003, we anticipate having continued year-over-year growth in our research and development expenditures, in part due to clinical trials for Vitaxin and Ethyol.

Selling, General, and Administrative Expenses

(in millions)

Q3 2003

Q3 2002

Historical	Acquisition-Related Adjustments	Adjusted	Historical	Acquisition-Related Adjustments	Adjusted
$53.4	$(2.0)	$51.4	$52.8	$(2.7)	$50.1

Selling, general and administrative (“SG&A”) expenses increased slightly to $53.4 million in Q3 2003 compared to $52.8 million in Q3 2002.  Excluding Acquisition related-adjustments, adjusted SG&A expenses for Q3 2003 were $51.4 million, up 3% over $50.1 million in Q3 2002, due primarily to increased co-promotion expenses for Synagis associated with the product’s domestic sales growth which were offset by a decrease in the provision for bad debts and the impact of settling a contractual dispute in 2002.

Other Operating Expenses

(in millions)

Q3 2003

Q3 2002

Historical	Acquisition-Related Adjustments	Adjusted	Historical	Acquisition-Related Adjustments	Adjusted
$1.9	$ (—)	$1.9	$24.1	$(3.4)	$20.7

Other operating expenses, which reflect manufacturing start-up costs and other manufacturing-related costs, were $1.9 million in Q3 2003 compared to $24.1 million in Q3 2002.   Adjusted other operating expenses were $1.9 million for Q3 2003, compared to $20.7 million in Q3 2002.  The decrease is due to the shift in the costs of FluMist manufacturing that are capitalized in inventory this year, but were expensed as other operating costs in last year’s quarter.

Interest Income and Expense

We earned interest income of $14.5 million for Q3 2003, compared to $13.3 million in Q3 2002, reflecting higher cash balances available for investment, net of a decrease in short-term interest rates that decreased the overall portfolio yield.  Interest expense for Q3 2003, net of amounts capitalized, was $3.0 million, up from $2.3 million in Q3 2002, reflecting a higher long term debt balance due to the issuance of $500 million of our convertible senior notes in July 2003.

Gain (Loss) on Investment Activities

We realized a $1.2 million gain on investment activities during Q3 2003 as compared to a loss incurred in Q3 2002 of $10.6 million.  The 2003 period includes a gain on the sale of common stock, net of minor losses recorded as our portion of minority investees’ operating results as required by the equity method of accounting.  The Q3 2002 loss consists primarily of impairment write-downs due to the decline in the fair value of certain of our publicly traded equity investments and other investments in private companies below their cost basis that were judged to be other than temporary and minor losses recorded as our portion of minority investees’ operating results as required by the equity method of accounting.

Taxes

We recorded a benefit for income taxes of $9.6 million for Q3 2003, resulting in an effective tax rate of 37.0%.  Comparatively, we recorded an income tax benefit of $20.1 million for Q3 2002, resulting in an effective tax rate of 35.7%.  The increase in the estimated effective tax rate between 2003 and 2002 is primarily due to a decrease in estimated credits available for research and development activities, including credits earned for Orphan Drug status of certain research and development activities, relative to the growth in earnings.  These credits will vary from year to year depending on the activities of the Company.

Net Loss

(in millions)

Q3 2003

Q3 2002

Historical	Acquisition-Related Adjustments	Adjusted	Historical	Acquisition-Related Adjustments	Adjusted
$16.4	$(0.8)	$15.6	$36.3	$(4.5)	$31.8

Net loss for Q3 2003 was $16.4 million, or $0.07 per basic and diluted share, compared to a net loss for Q3 2002 of $36.3 million or $0.14 per share.  Excluding the after-tax impact of the Acquisition-related adjustments totaling $0.8 million for Q3 2003, and $4.5 million for Q3 2002, adjusted net loss for Q3 2003 was $15.6 million, or $0.06 per basic and diluted share, compared to an adjusted net loss for Q3 2002 of $31.8 million or $0.13 per share.

Shares used in computing basic and diluted earnings per share on a GAAP and adjusted basis for Q3 2003 were 249.4 million, while shares used for computing basic and diluted earnings per share on a GAAP and adjusted basis for Q3 2002 were 250.8 million.  The decrease in share count reflects our purchase of 5.9 million shares of treasury stock during Q3 2003 in accordance with our share buy back program, which was initiated in July 2003.  We do not believe inflation had a material effect on our financial statements.

Forward-looking commentary -  For the remainder of the year and on an annualized basis, we expect to generate net earnings per diluted share in 2003.  The level of net earnings will depend on many factors, including, but not limited to, the degree of acceptance of our products in the marketplace and adequate product supply to meet demand.  As a result of our share repurchase program, we expect that shares used for computing basic and diluted shares for the remainder of the year will continue to decrease slightly.

YTD 2003 compared to YTD 2002

Revenues – Product Sales

(in millions)	YTD 2003	YTD 2002	Growth
Synagis	$490.8	$357.4	37%

FluMist	$—	$—	NA

Ethyol	71.5	55.6	29%

Other Products	31.7	26.9	18%

	$594.0	$439.9	35%

For YTD 2003, product sales grew 35% to $594.0 million as compared to $439.9 million in YTD 2002, primarily due to a 37% increase in sales of Synagis to $490.8 million and by a 29% increase in sales of Ethyol to $71.5 million.

Synagis -  Synagis accounted for approximately 83% versus 81% of our product sales for YTD 2003 and YTD 2002, respectively.  We achieved a 32% increase in domestic Synagis sales to $451.0 million for YTD 2003, up from $341.6 million in YTD 2002.  This strong growth was driven primarily by an increase in unit sales that contributed 26 of the 32 percentage points and an increase in price that contributed 6 points.  Our reported international sales of Synagis more than doubled to $39.8 million in YTD 2003 compared to $15.8 million in YTD 2002, largely due to an almost four-fold increase in units sold to AI.  We believe the growth is due to AI replenishing their depleted inventory levels as well as increased product demand by end users.  Also contributing to international Synagis sales growth is the additional amount due from AI in YTD 2003 compared to YTD 2002, calculated as the difference between the contractually stipulated transfer price and our share of AI’s sales price to end-users.  Sales growth was also aided by the impact of a weaker U.S. dollar.

Ethyol -  Ethyol accounted for approximately 12% and 13% of our product sales in YTD 2003 and YTD 2002, respectively.  Worldwide Ethyol sales grew 29% to $71.5 million in YTD 2003, as compared to $55.6 million in YTD 2002.  This growth was driven by a number of contributing factors, including:  an increase in domestic unit sales that contributed 14 of the 29 percentage points; an increase in price that contributed 9 points, and a decrease in sales reserves that contributed 6 points.

Revenues –Other Revenues

Other revenues increased 83% to $52.5 million for YTD 2003 compared to $28.8 million in YTD 2002, largely due to an increase in revenue recorded under collaborative agreements, partially offset by the impact of $11.9 million in non-recurring revenues from the sale of excess production capacity to a third party in 2002.  Other revenues for YTD 2003 include approximately $25.0 million in milestone payments for the approval of FluMist and for the inclusion of FluMist in the American Academy of Pediatrics’ Influenza Vaccine Implementation Information for 2003/2004.  Also, as of September 30, 2003, we recognized $7.3 million of a $12.5 million supply goal payment for the first influenza season from Wyeth. The remaining $5.2 million has been recorded as deferred revenue to be recognized as the remaining doses are shipped to Wyeth in the fourth quarter.  Other revenue for 2003 also includes $7.5 million for exceeding $100 million in end-user sales of Synagis outside the U.S. during a single respiratory syncytial virus (RSV) season.

Cost of Sales

Cost of sales for YTD 2003 increased 32% to $156.1 million from $117.8 million for YTD 2002.  Gross margins on product sales were 74% for YTD 2003, compared to 73% for YTD 2002, due to higher margins, particularly for Synagis, which are largely a result of lower sales allowances that increased net product sales.  This favorable impact was partially offset by higher royalties payable to ALZA Corporation on Ethyol and higher unplanned scrap costs.

Research and Development Expenses

(in millions)

YTD 2003

YTD 2002

Historical	Acquisition-Related Adjustments	Adjusted	Historical	Acquisition-Related Adjustments	Adjusted
$112.3	$(2.4)	$109.9	$110.4	$(5.7)	$104.8

Research and development expenses of $112.3 million in YTD 2003 increased 2% from $110.4 million in YTD 2002.  Excluding Acquisition-related adjustments in both periods, research and development expenses for YTD 2003 were $109.9 million, up 5% from YTD 2002.  The increase is largely due to the payments associated with gaining access to new data and technologies, partially offset by the completion of several late-stage clinical trials by the end of 2002, including Phase 2 clinical trials with siplizumab, and the Phase 3 Synagis clinical trial in congenital heart disease patients that led to the approval of an expanded indication by the FDA in September 2003.

Selling, General, and Administrative Expenses

(in millions)

YTD 2003

YTD 2002

Historical	Acquisition-Related Adjustments	Adjusted	Historical	Acquisition-Related Adjustments	Adjusted
$220.4	$(6.2)	$214.2	$196.9	$(8.6)	$188.2

Selling, general and administrative (“SG&A”) expenses increased 12% to $220.4 million in YTD 2003 compared to $196.9 million in YTD 2002.  Excluding Acquisition- related adjustments, adjusted SG&A expenses for YTD 2003 were $214.2 million, up 14% over $188.2 million in YTD 2002, due primarily to increases in co-promotion expenses for Synagis, partially offset by a decrease in bad debt expense and the impact of settling a contractual dispute in 2002.

Other Operating Expenses

(in millions)

YTD 2003

YTD 2002

Historical	Acquisition-Related Adjustments	Adjusted	Historical	Acquisition-Related Adjustments	Adjusted
$24.8	$(3.2)	$21.6	$68.1	$(14.4)	$53.7

Other operating expenses, which reflect manufacturing start-up costs and other manufacturing-related costs, decreased to $24.8 million in YTD 2003 from $68.1 million in YTD 2002.   Adjusted other operating expenses were $21.6 million for YTD 2003, compared to $53.7 million in YTD 2002.  The decrease is due to the shift in the costs of FluMist manufacturing that are in inventory this year, but were expensed as other operating costs in the prior year.

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

Interest Income and Expense

We earned interest income of $41.8 million for YTD 2003, compared to $37.2 million in YTD 2002, reflecting higher cash balances available for investment, net of a decrease in short-term interest rates that lowered the overall portfolio yield.  Interest expense for YTD 2003, net of amounts capitalized, was $6.4 million, down from $7.0 million in YTD 2002.  This decrease is largely due to interest expense capitalized in connection with several large construction projects currently undertaken by the Company, including construction of the new corporate headquarters in Maryland, and manufacturing facilities in Pennsylvania and the U.K., partially offset by the impact of the issuance of $500 million of our convertible senior notes in July 2003.

Gain (Loss) on Investment Activities

We incurred a gain on investment activities of $0.8 million for YTD 2003, compared to a loss of  $10.7 million in YTD 2002.  The 2003 period includes a gain on the sale of common stock, net of minor losses recorded as our portion of minority investees’ operating results as required by the equity method of accounting.  The YTD 2002 loss consists primarily of impairment write-downs and minor losses recorded as our portion of minority investees’ operating results as required by the equity method of accounting.

Taxes

We recorded income tax expense of $62.6 million for YTD 2003, resulting in an effective tax rate of 37.0%.  Comparatively, we recorded an income tax benefit of $1.7 million for YTD 2002, resulting in an effective tax rate of 35.2% that excluded a write-off of in-process research and development purchased during the first quarter of 2002, which was not deductible for tax purposes.

The increase in the estimated effective tax rate between 2003 and 2002 is primarily due to a reduction in the estimated credits available for research and development activities, including credits earned for

Orphan Drug status of certain research and development activities in 2003, relative to our earnings growth.  These credits will vary from year to year depending on the activities of the Company.

Net Earnings / (Loss)

(in millions)

YTD 2003

YTD 2002

Historical	Acquisition-Related Adjustments	Adjusted	Historical	Acquisition-Related Adjustments	Adjusted
$106.6	$6.2	$112.8	$(1,182.6)	$1,197.0	$14.4

Net earnings for YTD 2003 were $106.6 million, or $0.42 basic and diluted earnings per share compared to a net loss for YTD 2002 of $1.2 billion or $4.75 per share.  Excluding the after-tax impact of the Acquisition-related adjustments totaling $6.2 million for YTD 2003, and $1.2 billion for YTD 2002, adjusted net earnings for YTD 2003 and YTD 2002 were $112.8 million and $14.4 million, respectively.  Adjusted earnings per share for YTD 2003 were $0.45 basic and $0.44 diluted.  Adjusted earnings per share for YTD 2002 were $0.06 basic and diluted.

Shares used in computing basic and diluted earnings per share for YTD 2003 were 251.0 million and 254.7 million, respectively, while shares used for computing basic and diluted earnings per share for YTD 2002 were 249.1 million.  Shares used in computing basic and diluted earnings per share on an adjusted basis were 251.0 million and 254.7 million, respectively, for YTD 2003 and 249.1 million and 251.7 million, respectively, for YTD 2002.

We do not believe inflation had a material effect on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash - Cash and marketable securities were $1,712.8 million at September 30, 2003 versus $1,423.1 million at December 31, 2002, an increase of 20%.  The increase in cash is primarily due to our issuance of $500 million in convertible senior notes in July 2003, offset by our purchase of $218.9 million of the Company’s common stock, as well as cash generated by the Company’s ongoing business operations.  Working capital increased to $632.0 million at September 30, 2003 from $476.8 million at December 31, 2002, primarily due to an increase in cash as a result of our convertible debt offering, net of a decrease in trade accounts receivable, caused by the seasonal nature of Synagis.  As of September, the Synagis selling season is just beginning and sales and accounts receivable have not yet peaked as compared to seasonally high accounts receivable balances in December and March.

Operating Activities

Net cash provided by operating activities increased to $97.5 million in YTD 2003 as compared to $43.2 million in YTD 2002, primarily as the result of net earnings for the period, the use of deferred tax assets to offset current tax liabilities, and cash received from Wyeth for the transfer of FluMist in preparation for the FluMist selling season.  These increases are partially offset by increases in inventory balances (including approximately $21 million related to FluMist doses transferred to Wyeth), and decreases in accrued expenses and product royalties payable as amounts paid for co-promotion expense and royalties increased year-over-year, reflecting the increase in net sales of Synagis.

Investing Activities

Cash used for investing activities during YTD 2003 amounted to $164.1 million, as compared to $132.5 million in YTD 2002.  Cash used for investing activities in YTD 2003 included net additions to our investment portfolio of $72.4 million; capital expenditures totaling $74.9 million, primarily for the construction of our new corporate headquarters, and the expansion of our FluMist manufacturing and filling and packaging facilities in Speke, England and Philadelphia, Pennsylvania; and minority interest investments in strategic partners totaling $16.8 million through our venture capital subsidiary.

Financing Activities

Financing activities provided $287.9 million in cash for YTD 2003, as compared to $36.5 million in YTD 2002. Approximately $36.0 million was received upon the exercise of employee stock options in YTD 2003, as compared to $40.9 million received in YTD 2002, reflecting increased stock option exercises by employees of MedImmune Vaccines in 2002 subsequent to the Acquisition. We received a net of $489.5 million in connection with the issuance of senior convertible debt, and we used $218.9 million in cash to purchase treasury stock under our share repurchase plan initiated in July 2003.  We also used $14.1 million to retire a portion of our 5 ¼% convertible subordinated notes and we paid down other debt in YTD 2003 in the amount of $4.5 million, as compared to YTD 2002 paydowns of $4.4 million.

In July 2003, the Company completed the issuance of $500 million of 1% convertible senior notes due 2023.  Net proceeds to the Company were $489.5 million, net of expenses, underwriters’ discounts and commissions.  At the time of issuance, we stated our intent to use a portion of the proceeds from the convertible senior notes to repurchase shares of our common stock under the stock repurchase program, and for general corporate purposes, which may include the retirement of existing debt obligations, and possible acquisitions or other external growth opportunities.  As of September 30, 2003, we have repurchased and retired $13.8 million principal amount of the 5 ¼% convertible notes at a cost of $14.1 million.  A gain of $0.3 million was recorded in accordance with the transaction.

In July 2003, our Board of Directors authorized the repurchase, over a two-year period, of up to $500 million of the Company’s common stock in the open market or in privately negotiated transactions, pursuant to terms management deems appropriate and at such times it may designate.  Under the stock repurchase program, we repurchased 5.9 million shares of our common stock at an average cost of $37.05 per share through September 30, 2003.   The Company also entered into a 10b5-1 trading plan to repurchase shares in the open market during those periods each quarter when trading in our common stock is restricted under our insider trading policy.  Of the shares repurchased, approximately 0.3 million shares were purchased under the 10b5-1 trading plan.  As of November 5, 2003, we had purchased 0.3 million additional shares at an average cost of $33.04 per share.  The Company will hold repurchased shares as treasury shares and intends to use them for general corporate purposes, including but not limited to acquisition-related transactions and for issuance upon exercise of outstanding stock options.

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

We expect to have approximately $155 million in capital expenditures during 2003.  Construction of the first phase of the new corporate headquarters facility and pilot plant, as well as major construction projects at our facilities in Pennsylvania and in England, will be funded from cash generated from operations and investments on hand.  We expect to take occupancy of the first phase of our new corporate headquarters, a complex of approximately 220,000 square feet, in early 2004.  At that time, we expect to sublease a portion of our existing space in Gaithersburg, which is leased through 2006.  There can be no guarantee that we will be successful in subleasing the space.

During June 2003, we entered into a research and development collaboration with Micromet, a private German biotechnology company.  Together with Micromet, we plan to develop MT103 for B cell tumors,

such as non-Hodgkin’s Lymphoma.  We also plan to develop novel drug candidates using Micromet’s proprietary Bi-Specific T cell Engager (BiTE)™ platform technology.   During July 2003, we made an upfront payment of $10.0 million to Critical Therapeutics to acquire an exclusive, worldwide license for technology associated with the HMGB-1 technology.  We will develop the commercial production process for any and all potential drug products resulting from the collaboration.  In conjunction with these collaborations, we are obligated to pay up to an aggregate of $178.5 million for various milestone payments, subject to the achievement of specified clinical, regulatory, and sales milestones, and fund certain research and development costs.   Additionally, we are obligated to pay royalties on any future sales, if any, of products resulting from the collaborations.  In connection with the collaborations, our venture capital subsidiary made minority interest investments in Micromet in Q3 2003 and in Critical Therapeutics in October 2003.

Effective for the upcoming RSV season, we reduced the number of U.S. specialty distributors in our Synagis network by approximately 85%.  In addition, we reduced the number of Synagis wholesalers and home health care agencies that we will use.  The changes were made to achieve a higher level of service to patients via contractual requirements for downstream service related to Synagis.  The selection criteria used in this process should also mitigate risks associated with a higher concentration of credit among fewer creditors.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our primary market risk as of September 30, 2003 is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices.  Market risk exposure exceeds that as of December 31, 2002 due to the increase in the size of our investment portfolio.

Expenditures relating to our manufacturing operations in England and the Netherlands are paid in local currency. We have not hedged our expenditures relating to these manufacturing operations;  therefore, foreign currency exchange rate fluctuations may result in increases or decreases in the amount of expenditures recorded. Additionally, certain of our distribution agreements outside the United States provide for us to be paid based upon sales in local currency. As a result, changes in foreign currency exchange rates could adversely affect the amount we expect to collect under these agreements.

During July 2003, we issued $500 million of our convertible senior notes due 2023.  These notes bear interest at 1.0% per annum payable semi-annually in arrears.  Beginning with the six-month interest period commencing July 15, 2006, if the average trading price of these notes during specified periods equals or exceeds 120% of the principal amount of such notes, we will pay contingent interest equal to 0.175% per six-month period of the average trading price per $1,000 of principal amount of these notes during such periods.  As a result, if the market value of these notes appreciates significantly in the future, we could be obligated to pay significant amounts of contingent interest beginning in 2006.

We regularly enter into collaborative research and development agreements with strategic partners, primarily through our venture capital subsidiary, MedImmune Ventures, Inc.  As part of those agreements, we may obtain common stock, preferred stock, convertible debt or other debt or equity securities of these strategic partners.   Our investment holdings were valued at $28.3 million as of September 30, 2003 and are expected to increase in the future as MedImmune Ventures continues to invest in accordance with its investment strategy.  These investments are subject to fluctuations from market value changes in stock prices, and in 2002 we recorded charges related to the write-down of certain investments for other than temporary impairments of approximately $10.7 million.  We have not recorded any write-downs for other than temporary impairments for 2003.  In accordance with our investment strategy, we intend to liquidate our holdings in certain equity securities in our portfolio, over a period of approximately one year, now that our business objectives have been reached.  To hedge the risk of market fluctuations, we have entered into equity derivative contracts which have been designated as cash flow hedges.  We have not incurred any material gains or losses on these hedge instruments since entering into these arrangements during September and October, 2003.

For other information regarding the Company’s market risk exposure, please refer to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures in connection with the Company’s filing of this quarterly report on Form 10-Q for Q3 2003, our management, with the participation of our principal executive officers and principal financial officers, namely our Vice Chairman and Chief Executive Officer; President and Chief Operating Officer; Senior Vice President and Chief Financial Officer; and Vice President and Controller; has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

Based on an evaluation of changes in the Company’s internal control over financial reporting that occurred during Q3 2003, our management, with the participation of our principal executive officers and principal financial officers, namely our Vice Chairman and Chief Executive Officer; President and Chief Operating Officer; Senior Vice President and Chief Financial Officer; and Vice President and Controller; has concluded that there were no changes in the Company’s internal control over financial reporting during Q3 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 13 of Part I, Item 1 “Consolidated Financial Statements,” and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2.                                                     CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — NONE

ITEM 5.                  OTHER INFORMATION – NONE

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
10.26.3	Third Amendment to the Distribution Agreement between MedImmune, Inc. and Abbott International dated July 1, 2003.
10.195	Master Amendment Agreement between MedImmune, Inc. and Wyeth dated September 30, 2003
31.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

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

(b) Reports on Form 8-K:

Report Date	Event Reported
July 10, 2003	MedImmune Announces Proposed $500 Million Convertible Notes Offering
July 24, 2003	MedImmune Reports Record Revenues for 2003 Six-Month Period and Second Quarter.
August 14, 2003	MedImmune Announces Addition of Dr. David Baltimore, Ph.D. to Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDIMMUNE, INC.
(Registrant)

/s/ Gregory S. Patrick
Date: November 7, 2003	Gregory S. Patrick
Senior Vice President and Chief Financial Officer
Principal Financial Officer

/s/ Lota S. Zoth
Date: November 7, 2003	Lota S. Zoth
Vice President and Controller
Principal Accounting Officer