Form 10-Q/A
period 2003-09-30
MEDIMMUNE INC /DE
filed 2003-12-22
CIK 873591

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 is being filed solely for the purpose of amending the Exhibit Index hereto and filing Exhibits 10.26.3 and 10.195, filed herewith.

PART I - OTHER INFORMATION

Exhibits:
10.26.3*	Third Amendment to the Distribution Agreement between MedImmune, Inc. and Abbott International dated July 1, 2003.
10.195*	Master Amendment Agreement between MedImmune, Inc. and Wyeth dated September 30, 2003
31.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*  Certain portions of this Exhibit were omitted by means of redacting a portion of the text.  This Exhibit has been filed separately with the Secretary of the Commission pursuant to our application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

MEDIMMUNE, INC.
(Registrant)

/s/ Gregory S. Patrick
Date: December 22, 2003	Gregory S. Patrick
Senior Vice President and Chief Financial Officer
Principal Financial Officer

/s/ Lota S. Zoth
Date: December 22, 2003	Lota S. Zoth
Vice President and Controller
Principal Accounting Officer

EXHIBIT INDEX

Exhibits:
10.26.3*	Third Amendment to the Distribution Agreement between MedImmune, Inc. and Abbott International dated July 1, 2003.
10.195*	Master Amendment Agreement between MedImmune, Inc. and Wyeth dated September 30, 2003
31.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*  Certain portions of this Exhibit were omitted by means of redacting a portion of the text.  This Exhibit has been filed separately with the Secretary of the Commission pursuant to our application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.