Form 10-Q/A
period 2003-03-31
MEDIMMUNE INC /DE
filed 2004-08-05
CIK 873591

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

         This Amendment No. 1 to MedImmune, Inc.‘s (“MedImmune” or the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 amends and restates Management’s Discussion and Analysis, or Item 2 of Part I of the original Form 10-Q, to eliminate references to or discussions of non-GAAP financial measures within our discussion of Results of Operations. No other information included in the original Form 10-Q is amended hereby.

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

Inventory Reserves – Most of the inventory components for FluMist have expiration dates that range from nine to 24 months. During 2002, we produced inventory in anticipation of FDA approval for the 2002/2003 influenza (flu) season. When it became probable that FDA approval would not be received in time for a launch for that flu season, we recorded a full reserve for the inventory components we believed would not be used prior to reaching their expiration dates. Certain of the inventory components may be used in subsequent flu seasons, dependent on the timing of FDA approval, which is currently anticipated to occur in Q2 2003. During Q1 2003, we began producing additional inventory components in anticipation of a possible launch for the 2003/ 2004 flu season. With respect to all inventory components on hand as of March 31, 2003, we reviewed the following assumptions to determine the amount of any additional reserves: the expected date of approval; the expected sales volume; the concentration of viral material in our vaccine; the influenza strains recommended by the Centers for Disease Control and Prevention; anticipated changes in the manufacturing process; and other variables associated with product launch efforts. As of March 31, 2003, we have $59.6 million of inventory against which we have a reserve of $44.3 million, resulting in a net inventory balance of $15.3 million. Should FluMist be approved for the 2003/2004 flu season and sales levels are higher than expected, we may be able to utilize more inventory than anticipated and, as such, our margins would be favorably impacted in those periods when the inventory is sold. Conversely, should FluMist not be approved, or if sales levels are lower than expected, we may have further reserves or writedowns for obsolete inventory.

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

Taxes — We record a valuation allowance to reduce our deferred tax assets to the amount that is anticipated to be realized. We consider future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Should we determine that we will be able to realize more than the recorded amounts of net deferred tax assets in the future, our net income would increase in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of the net deferred tax asset in the future, our net income would decrease in the period such determination was made.

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

Acquired In-Process Research and Development – We recorded a charge of $1,179.3 million during Q1 2002 for the write-off of purchased in-process research and development in conjunction with the Acquisition. The write-off represents the fair value of purchased in-process technologies at the acquisition date, calculated as the sum of probability-adjusted commercial scenarios. This method is based upon management’s estimates of the probability of FDA approval and commercial success for FluMist. As with all biotechnology products, the probability of FDA approval and commercial success for any particular research and development project is highly uncertain. Management’s projections were based on assumptions, which may or may not remain valid for the relevant period, including the estimated impact of four “key” factors: price per dose; dose volume; launch date; and the potential failure of the frozen or liquid formulations of the influenza vaccine. Based on current information, management believes that the estimates and assumptions underlying the fair value analysis are substantially accurate.

RESULTS OF OPERATIONS
Q1 2003 compared to Q1 2002
Revenues – Product Sales

(in millions)

	Q1	Q1
	2003	2002	Growth
Synagis	$392,301	$293,049	34%
Ethyol	27,021	18,182	49%

Other Products	13,113	9,437	39%

	$432,435	$320,668	35%

For Q1 2003, product sales grew 35% to $432.4 million as compared to $320.7 million in Q1 2002, primarily due to increased sales of Synagis.

Synagis — Synagis accounted for approximately 91% of our first quarter product sales in both 2003 and 2002. We achieved a 29% increase in domestic Synagis sales to $370.9 million for the 2003 quarter, up from $287.0 million in the 2002 quarter. This strong growth was driven primarily by an increase in unit sales that contributed 22 of the 29 percentage points, an increase in price that contributed five points and a decrease in sales allowances that contributed two points, reflecting a reduction in our estimate of rebates due to government purchasers. We record Synagis international product sales based on Abbott International’s (“AI’s”) sales price to customers, as defined in our agreement. AI is our exclusive distributor of Synagis outside of the United States. Our reported international sales of Synagis increased 252% to $21.4 million in Q1 2003 compared to $6.1 million in Q1 2002, largely due to an eight-fold increase in units sold to AI. We believe the growth is due to increased product demand by end users, particularly in Japan, where the product was approved for use in Q1 2002. Also contributing to international Synagis sales growth is the additional amount due from AI in Q1 2003 compared to Q1 2002, calculated as the difference in the contractually stipulated transfer price and our share of AI’s sales price to customers for inventory sold. Sales growth was also aided by the impact of a weaker U.S. dollar.

Ethyol — Ethyol accounted for approximately 6% of our product sales in Q1 2003 and Q1 2002. Worldwide Ethyol sales grew 49% to $27.0 million in Q1 2003, as compared to $18.2 million in Q1 2002. This growth was driven by a number of contributing factors, including: a strong increase in domestic unit sales that contributed 18 of the 49 percentage points; an increase in price that contributed 19 points, reflecting two price increases in last twelve months; a decrease in sales allowances that contributed ten points; and an increase in sales to our international partner, Schering-Plough Corporation (“Schering”), that contributed two points. We record Ethyol international product sales based on a percentage of Schering’s end-user sales, as defined in our agreement.

Other Products — Sales of other products in Q1 2003, which include sales of CytoGam, NeuTrexin, RespiGam, and by-products that result from the CytoGam manufacturing process, increased $3.7 million, or 39% from Q1 2002. The increase is driven by a 32% increase in CytoGam sales. We do not believe this increase is due to increased demand for the product and do not anticipate this level of sales to be sustained in future periods.

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

Revenues –Other Revenues

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

The expected timing of annual revenues to be recognized through 2005 under major collaborative agreements entered into before January 1, 2002, which we have accounted for using the contingency adjusted performance model and deferred a portion of the up-front and milestone payments received, based on current estimates of costs to complete, is as follows (in millions):

	Q2-Q4
	2003	2004	2005
Abbott Laboratories	$1.1	$--	$--
Schering-Plough Corporation	0.3	0.4	0.4

Total	$1.4	$0.4	$0.4

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

Research and Development Expenses

Research and development expenses of $30.7 million in Q1 2003 decreased 30% from $44.1 million in Q1 2002. The decline is largely due to decreases in clinical trial expenses, due to the timing of certain clinical studies, including completion in 2002 of certain Phase 2 studies with siplizumab in psoriasis and the Phase 3 cardiac study for Synagis. Our ongoing clinical programs also include several product candidates in various stages of development, including a pediatric trial of a liquid formulation of Synagis, and trials for FluMist and Vitaxin. Additionally, we have multiple programs in the preclinical development stage. Also contributing to the decrease in research and development expenses was a decrease in stock compensation expense for unvested stock options assumed in the Acquisition and for retention payments and stock compensation expense for acceleration of stock options for certain executives of MedImmune Vaccines in conjunction with the Acquisition.

Forward-looking commentary — On an annualized basis, we expect research and development expenses to be up slightly in 2003 compared to 2002. This is largely due to the anticipation of post-marketing commitments related to FluMist, additional trials associated with FluMist and Vitaxin and the continued progress of other pipeline candidates, partially offset by the impact of the conclusion of trials and studies as described above.

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

Selling, General, and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 23% to $118.1 million in Q1 2003 compared to $95.6 million in Q1 2002, due primarily to increased co-promotion expenses for Synagis. This increase was partially offset by lower administrative spending and synergies associated with the Acquisition. As a percentage of product sales, SG&A expenses decreased to 27% of product sales in Q1 2003 period from 30% in Q1, due primarily to the increase in product sales.

Other Operating Expenses

Other operating expenses, which reflect manufacturing start-up costs and other manufacturing related costs, decreased slightly to $21.5 million in Q1 2003 from $21.8 million in Q1 2002, primarily due to higher pre-production expenses for FluMist, driven by higher headcount and outside testing charges, net of decreases in stock compensation expense for unvested stock options assumed in the Acquisition and for retention payments and stock compensation expense for acceleration of stock options for certain executives of MedImmune Vaccines in conjunction with the Acquisition.

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

We are currently progressing towards obtaining approval of FluMist. We met with the FDA’s Vaccines and Related Biological Products Advisory Committee in December 2002, which voted favorably on questions regarding safety and efficacy for FluMist in preventing influenza in healthy children, adolescents and adults from ages five through 49 years, and on questions regarding safety for healthy individuals aged 50-64 years. On January 29, 2003, we received a third Complete Response Letter from the FDA containing five questions, to which we responded in early February 2003.

The valuation of the acquired in-process research and development is based upon certain estimates and assumptions by management. The valuation is based upon management’s estimates of the probability of FDA approval and commercial success for FluMist. As with all biotechnology products, the probability of FDA approval and commercial success for any particular research and development project is highly uncertain. Management’s projections were based on assumptions, which may or may not remain valid for the relevant period, including the estimated impact of four “key” factors: price per dose; dose volume; launch date; and the potential failure of the frozen or liquid formulations of the influenza vaccine. Based on current information, management believes that the estimates and assumptions underlying the fair value analysis are substantially accurate. In addition, as of March 31, 2003, none of the existing manufacturing facilities involved in the production of FluMist had been licensed by any regulatory agency and FluMist had not yet been manufactured at a sustained commercial scale. There can be no assurance that these facilities can achieve licensure by the FDA or any other regulatory agency, nor can there be any assurances that if licensed, commercial scale production could be achieved or sustained. If we fail to obtain FDA approval for the marketing and manufacture of FluMist, we will absorb all of the related ongoing expenses while recording no corresponding revenue.

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

Loss on Investment Activities

We incurred $0.3 million in losses on investment activities for Q1 2003 related to recording our portion of our minority investees’ operating results as required by the equity method of accounting.

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

Shares used in computing basic earnings per share for Q1 2003 were 251.5 million, while shares used for computing diluted earnings per share were 256.5 million. Shares used in computing net loss per share for Q1 2002 were 245.8 million.

We do not believe inflation had a material effect on our financial statements.

Forward-looking commentary — In 2003, we expect to generate net earnings per diluted share. The level of net earnings will depend on many factors, including, but not limited to, the timing and extent of regulatory approvals of our products and product candidates, the degree of acceptance of our products in the marketplace and adequate product supply to meet demand.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash- The Company’s capital requirements have generally been funded from cash generated from operations, cash and investments on hand, and the issuance of common stock. Cash and marketable securities were $1,633.5 million at March 31, 2003 versus $1,423.1 million at December 31, 2002, an increase of 15%. Increases in cash are primarily due to cash generated by the Company’s ongoing business operations. Working capital increased to $483.7 million at March 31, 2003 from $476.8 million at December 31, 2002.

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

Forward-looking commentary — Future expenditures related to our ongoing construction projects are expected to be funded using cash from operations and investments on hand. We expect to take occupancy of the first phase of our new corporate headquarters, a complex of approximately 220,000 square feet, in the fall of 2003. At that time, a portion of our existing space in Gaithersburg, which is leased through 2006, is expected to be subleased. There can be no guarantee that we will be successful in subleasing the space.

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

MEDIMMUNE, INC.
Date: August 5, 2004	/s/ DAVID M. MOTT David M. Mott Chief Executive Officer, President and Vice Chairman
Date: August 5, 2004	/s/ LOTA S. ZOTH Lota S. Zoth Senior Vice President and Chief Financial Officer