Form 10-Q/A
period 2003-06-30
MEDIMMUNE INC /DE
filed 2004-08-05
CIK 873591

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

As of August 5, 2003, 249,836,270 shares of Common Stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to MedImmune, Inc.‘s (“MedImmune” or the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 amends and restates Management’s Discussion and Analysis, or Item 2 of Part I of the original Form 10-Q, to eliminate references to or discussions of non-GAAP financial measures within our discussion of Results of Operations. No other information included in the original Form 10-Q is amended hereby.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues –Other Revenues

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

Selling, General, and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 17% to $55.5 million in Q2 2003 compared to $47.4 million in Q2 2002, due primarily to increased co-promotion expenses for Synagis associated with the product’s domestic sales growth and a modest increase in the size of the sales force associated with the marketing launch of FluMist.

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

Shares used in computing basic earnings per share for Q2 2003 were 252.1 million, while shares used for computing diluted earnings per share were 258.2 million. Shares used in computing net loss per share for Q2 2002 were 250.2 million.

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

Ethyol — Ethyol accounted for approximately 10% and 9% of our product sales in YTD 2003 and YTD 2002, respectively. Worldwide Ethyol sales grew 49% to $51.8 million in YTD 2003, as compared to $34.8 million in YTD 2002. This growth was driven by a number of contributing factors, including: an increase in domestic unit sales that contributed 24 of the 49 percentage points; an increase in price that contributed 15 points; a decrease in sales allowances that contributed seven points; and an increase in sales to our international partner, Schering-Plough Corporation (“Schering”), that contributed three points.

Revenues –Other Revenues

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

Research and Development Expenses

Research and development expenses of $59.6 million in YTD 2003 decreased 24% from $78.6 million in YTD 2002. The decline is largely due to the completion of several late-stage clinical trials by the end of 2002, including certain Phase 2 studies with siplizumab in psoriasis, and the Phase 3 Synagis clinical trial in congenital heart disease patients, the results of which were submitted to the FDA in November 2002. Additionally, there was a decrease in stock compensation expense for unvested stock options assumed in the Acquisition and for retention payments and stock compensation expense for acceleration of stock options for certain executives of MedImmune Vaccines in conjunction with the Acquisition.

Selling, General, and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 21% to $173.6 million in YTD 2003 compared to $143.0 million in YTD 2002, due primarily to increases in co-promotion expenses for Synagis. This increase was partially offset by lower administrative spending and synergies associated with the Acquisition.

Other Operating Expenses

Other operating expenses, which reflect manufacturing start-up costs and other manufacturing related costs, decreased to $22.9 million in YTD 2003 from $44.0 million in YTD 2002. The decrease is mainly due to the shift in the costs of FluMist manufacturing that are in inventory this year, but were expensed as other operating costs in the prior year. We also experienced decreases in stock compensation expense for unvested stock options assumed in the Acquisition and for retention payments and stock compensation expense for acceleration of stock options for certain executives of MedImmune Vaccines in conjunction with the Acquisition.

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

Shares used in computing basic earnings per share for YTD 2003 were 251.8 million, while shares used for computing diluted earnings per share were 257.4 million. Shares used in computing net loss per share for YTD 2002 were 248.1 million.

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