Form 10-Q/A
period 2003-09-30
MEDIMMUNE INC /DE
filed 2004-08-05
CIK 873591

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

EXPLANATORY NOTE

This Amendment No. 1 to MedImmune, Inc.‘s (“MedImmune” or the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 amends and restates Management’s Discussion and Analysis, or Item 2 of Part I of the original Form 10-Q, to eliminate references to or discussions of non-GAAP financial measures within our discussion of Results of Operations. No other information included in the original Form 10-Q is amended hereby.

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

RESULTS OF OPERATIONS
Q3 2003 compared to Q3
Revenues – Product Sales 2002

(in millions)

	Q3	Q3
	2003	2002	Growth
Synagis	$48.6	$31.4	55%
FluMist	$--	$--	N/A
Ethyol	$20.6	$20.5	--%
Other Products	$13.1	$8.9	47%

	$82.3	$60.8	35%

For Q3 2003, product sales grew 35% to $82.3 million as compared to $60.8 million in Q3 2002, primarily due to increased sales of Synagis.

Synagis — Synagis accounted for approximately 59% and 52% of our product sales in Q3 2003 and Q3 2002, respectively. We achieved a 31% increase in domestic Synagis sales to $35.4 million for 2003, up from $27.0 million in 2002. This strong growth was driven primarily by an increase in unit sales. A price increase which took effect in June of 2003 was offset by an increase in sales allowances. We record Synagis international product sales when we ship product to AI, and based on Abbott International’s (“AI’s”) sales price to customers, as defined in our agreement. AI is our exclusive distributor of Synagis outside of the United States. Our reported international sales of Synagis tripled from $4.4 million in Q3 2002 to $13.2 million in Q3 2003, largely due restocking of depleted inventories by AI reflecting increased demand for the product.

Ethyol — Ethyol accounted for approximately 25% of our product sales in Q3 2003 versus 34% in Q3 2002. Worldwide Ethyol sales remained consistent at $20.6 million in Q3 2003, as compared to $20.5 million in Q3 2002. This was due to the combination of a domestic price increase which was offset by an increase in sales allowances and a decrease in domestic unit sales, largely due to the depletion of wholesaler inventories to accommodate end-user demand. Sales to our international partner, Schering-Plough Corporation (“Schering”) also remained consistent from Q3 2002 to Q3 2003. We record Ethyol international product sales based on a percentage of Schering’s end-user sales, as defined in our agreement.

Other Products — Sales of other products in Q3 2003, which include sales of CytoGam, NeuTrexin, RespiGam, and by-products that result from the CytoGam manufacturing process, increased $4.2 million, or 47% from Q3 2002. The increase is due to a 47% increase in CytoGam sales. We believe this increase was largely the result of an increase in wholesaler inventory levels during the third quarter of 2003.

Forward-looking commentary — Due to the significant contribution of Synagis, we believe our revenues and operating results will reflect for the foreseeable future the seasonality of that product’s use to prevent RSV disease, which occurs primarily during the winter months. In addition, this seasonality will be compounded by FluMist, which was recently approved by the FDA, and is expected to be sold primarily during the third and fourth quarters of the year, the most common time for yearly influenza vaccination. The high concentration of product sales in a portion of the year exaggerates the adverse consequences on our sales of any manufacturing or supply delays, any sudden loss of inventory, any inability to satisfy product demand, or of any unsuccessful sales or marketing strategies during the Synagis and FluMist selling seasons. The level of future product sales will depend on several factors, including, but not limited to: potential limitations on pricing and profitability by government or third-party payors; availability of finished product inventory; commercialization of competitive products; and the degree of acceptance of our products in the marketplace.

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

Forward-looking commentary — For the remainder of 2003, we anticipate having continued year-over-year growth in our research and development expenditures, in part due to clinical trials for Vitaxin and Ethyol.

Selling, General, and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased slightly to $53.4 million in Q3 2003 compared to $52.8 million in Q3 2002, primarily due to increased co-promotion expenses for Synagis associated with the product’s domestic sales growth which were offset by a decrease in the provision for bad debts and the impact of settling a contractual dispute in 2002.

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

Shares used in computing basic and diluted earnings per share for Q3 2003 were 249.4 million, while shares used for computing basic and diluted earnings per share for Q3 2002 were 250.8 million. The decrease in share count reflects our purchase of 5.9 million shares of treasury stock during Q3 2003 in accordance with our share buy back program, which was initiated in July 2003. We do not believe inflation had a material effect on our financial statements.

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

YTD 2003 compared to YTD 2002
Revenues – Product Sales

(in millions)

	YTD	YTD
	2003	2002	Growth
Synagis	$490.8	$357.4	37%
FluMist	$--	$--	NA
Ethyol	71.5	55.6	29%
Other Products	31.7	26.9	18%

	$594.0	$439.9	35%

For YTD 2003, product sales grew 35% to $594.0 million as compared to $439.9 million in YTD 2002, primarily due to a 37% increase in sales of Synagis to $490.8 million and by a 29% increase in sales of Ethyol to $71.5 million.

Synagis — Synagis accounted for approximately 83% versus 81% of our product sales for YTD 2003 and YTD 2002, respectively. We achieved a 32% increase in domestic Synagis sales to $451.0 million for YTD 2003, up from $341.6 million in YTD 2002. This strong growth was driven primarily by an increase in unit sales that contributed 26 of the 32 percentage points and an increase in price that contributed 6 points. Our reported international sales of Synagis more than doubled to $39.8 million in YTD 2003 compared to $15.8 million in YTD 2002, largely due to an almost four-fold increase in units sold to AI. We believe the growth is due to AI replenishing their depleted inventory levels as well as increased product demand by end users. Also contributing to international Synagis sales growth is the additional amount due from AI in YTD 2003 compared to YTD 2002, calculated as the difference between the contractually stipulated transfer price and our share of AI’s sales price to end-users. Sales growth was also aided by the impact of a weaker U.S. dollar.

Ethyol — Ethyol accounted for approximately 12% and 13% of our product sales in YTD 2003 and YTD 2002, respectively. Worldwide Ethyol sales grew 29% to $71.5 million in YTD 2003, as compared to $55.6 million in YTD 2002. This growth was driven by a number of contributing factors, including: an increase in domestic unit sales that contributed 14 of the 29 percentage points; an increase in price that contributed 9 points, and a decrease in sales reserves that contributed 6 points.

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

Research and Development Expenses

Research and development expenses of $112.3 million in YTD 2003 increased 2% from $110.4 million in YTD 2002. The increase is largely due to the payments associated with gaining access to new data and technologies. The increase was partially offset by the completion of several late-stage clinical trials by the end of 2002, including Phase 2 clinical trials with siplizumab, and the Phase 3 Synagis clinical trial in congenital heart disease patients that led to the approval of an expanded indication by the FDA in September 2003 and decreases in stock compensation expense for unvested stock options assumed in the Acquisition and in retention payments and stock compensation expense for acceleration of stock options for certain executives of MedImmune Vaccines in conjunction with the Acquisition.

Selling, General, and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 12% to $220.4 million in YTD 2003 compared to $196.9 million in YTD 2002, due primarily to increases in co-promotion expenses for Synagis, partially offset by a decrease in bad debt expense and the impact of settling a contractual dispute in 2002.

Other Operating Expenses

Other operating expenses, which reflect manufacturing start-up costs and other manufacturing-related costs, decreased to $24.8 million in YTD 2003 from $68.1 million in YTD 2002. The decrease is due to the shift in the costs of FluMist manufacturing that are in inventory this year, but were expensed as other operating costs in the prior year. We also experienced decreases in stock compensation expense for unvested stock options assumed in the Acquisition and in retention payments and stock compensation expense for acceleration of stock options for certain executives of MedImmune Vaccines in conjunction with the Acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash — Cash and marketable securities were $1,712.8 million at September 30, 2003 versus $1,423.1 million at December 31, 2002, an increase of 20%. The increase in cash is primarily due to our issuance of $500 million in convertible senior notes in July 2003, offset by our purchase of $218.9 million of the Company’s common stock, as well as cash generated by the Company’s ongoing business operations. Working capital increased to $632.0 million at September 30, 2003 from $476.8 million at December 31, 2002, primarily due to an increase in cash as a result of our convertible debt offering, net of a decrease in trade accounts receivable, caused by the seasonal nature of Synagis. As of September, the Synagis selling season is just beginning and sales and accounts receivable have not yet peaked as compared to seasonally high accounts receivable balances in December and March.

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