Form 10-K/A
period 2003-12-31
MEDIMMUNE INC /DE
filed 2004-08-05
CIK 873591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
Commission File Number: 000-19131

MEDIMMUNE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1555759 (I.R.S. Employer Identification No.)

One MedImmune Way
Gaithersburg, Maryland 20878
(Address of principal executive office)
(Zip Code)

Registrant's telephone number, including area code: (301) 398-0000

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

EXPLANATORY NOTE

This Amendment No. 1 to MedImmune, Inc.‘s (“MedImmune” or the “Company”) Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 amends and restates Management’s Discussion and Analysis, or Item 7 of Part I of the original Form 10-K, to eliminate references to or discussions of non-GAAP financial measures within our discussion of Results of Operations. No other information included in the original Form 10-K is amended hereby.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Readers are referred to the “Forward-Looking Statements” and “Risk Factors” sections in Part I, Item 1 of this document.

INTRODUCTION

Since 1988, MedImmune has been focused on using biotechnology to produce innovative products to prevent or treat infectious disease, autoimmune disease and cancer. In January 2002, we acquired Aviron a California-based vaccines company (the “Acquisition”) subsequently renamed MedImmune Vaccines, Inc. The operating results of MedImmune Vaccines, Inc. have been included in our consolidated operating results beginning January 10, 2002.

MedImmune currently actively markets four products, Synagis, Ethyol, CytoGam and FluMist and has a diverse pipeline of development-stage products. We are focused on developing important new products, particularly vaccines and antibodies that address significant medical needs in the areas of infectious diseases, immunology and oncology.

Aviron’s leading product candidate at the time of the Acquisition was FluMist, the first U.S. vaccine delivered as a nasal mist. On June 17, 2003, the biologics license application for the commercial sale of FluMist was approved by the FDA. FluMist is indicated for active immunization for the prevention of disease caused by influenza A and B viruses in healthy people, 5 to 49 years of age. MedImmune manufactures FluMist and co-promotes FluMist with Wyeth.

OVERVIEW

The Company’s financial condition strengthened from 2002 to 2003, with cash and marketable securities increasing from $1.4 billion to $1.9 billion. We improved our capital structure by issuing $500 million of 1% Convertible Senior Notes (the “1% Notes”) on favorable terms. We used the proceeds from the 1% Notes to reinvest in our company through the repurchase of $229.8 million in common shares which are held in treasury and capital expansion of our research and development, manufacturing and administrative facilities. From an operating results perspective, our diluted earnings per share in 2003 were $0.72 compared to a net loss per share in 2002 of $4.40. Excluding the impact of the Acquisition, diluted earnings per share grew 81% from $0.42 in 2002 to $0.76 in 2003. We also surpassed the one billion dollar mark for revenues, which totaled $1.05 billion in 2003. While we were disappointed with the launch year results of the recently-approved FluMist product, the Company continued to show strong top-line and bottom-line year-over-year growth, and improved financial condition as of December 31, 2003.

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

We also have the following expectations for 2004:

Product sales — We believe that the growth rate of our product sales, while still at double-digit levels, will decelerate in 2004. Due to the significant contribution of Synagis, we believe our revenues and operating results will reflect for the foreseeable future the seasonality of that product’s use to prevent RSV disease, which occurs primarily during the winter months. We do not expect FluMist sales in the 2004/2005 influenza season to exceed sales from the 2003/2004 influenza season.

Other revenues — We anticipate the level of other revenues to decrease in 2004 largely due to decreases in milestone payments associated with the approval and commercialization of FluMist. The level of contract revenues in future periods will depend primarily upon the extent to which we enter into other collaborative contractual arrangements, if any, and the extent to which we achieve certain milestones provided for in existing agreements. Future revenues from the sale of excess production capacity will vary depending upon the extent to which we enter into these types of arrangements, and are not expected to be significant for 2004 or thereafter.

Gross margin — We expect that gross margins may vary significantly from quarter to quarter, based on the product mix. We expect that our gross annual margin percentage for 2004 will be lower than 2003, largely the result of the low volume of FluMist revenues to cover the manufacturing costs of the product.

Research and development expense — We expect research and development expenses to increase significantly in 2004 compared to 2003. This is largely due to the initiation of four Phase 2 studies for Vitaxin, post-marketing commitments and additional trials associated with FluMist, and the continued progress of Numax and our other pipeline candidates.

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

Revenue Recognition- We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. During 2003, we shipped 4.1 million doses of FluMist to Wyeth and received payments totaling $51.9 million. Wyeth is contractually responsible for distributing the product to third parties. At the end of the influenza season, Wyeth’s actual net sales for the season are used to calculate the final transfer price per dose and the amount of product royalties due to MedImmune. Actual net sales consists of any amounts actually received by Wyeth for the sale of FluMist less agreed-upon amounts paid or credited by Wyeth related to the sale of the product such as for returns, promotional discounts, rebates, taxes and freight. Prior to the calculation of actual net sales, our ability to recognize revenue is dependent upon our ability to estimate the sales volume for the season and the expected impact of the reduction to sales. As of December 31, 2003, we concluded that the variables associated with the product transfer price were not determinable, largely due to low sales volume and the lack of returns history and comparable rebate redemption rates for rebates for this new product. As a result, we have not recognized the revenue associated with the 4.1 million doses shipped to Wyeth during 2003. We believe the transfer price for the 2003/2004 flu season will be determinable when actual net sales are calculated in 2004, at which time we will record the associated product sales and cost of goods sold.

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

Inventory – We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the related production costs were expensed prior to the product being available for commercial sale.

We are required to state our inventory at lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to multiple factors affecting our inventories and compare these with current or committed inventory levels. In the highly regulated industry in which we operate, raw materials, work-in-process and finished goods inventories have expiration dates that must be factored into our judgments about the recoverability of inventory costs. Additionally, if a product’s pricing is such that we may not fully recover the cost of inventory, we must consider that in our judgments as well.

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

Beginning in October 2002, production costs incurred for the 2003/2004 season were partially reserved based on management’s assessment of the probability of approval and net realizable value. Approval was received from the FDA on June 17, 2003. At that time, approximately one-half of the annual production costs for the 2003/2004 season had already been fully reserved, $22.3 million in Q4 2002 and $19.6 million in Q1 2003. The production cycle for the 2003/2004 season ended in mid-October 2003.

The production cycle for the 2004/2005 season began in mid-October 2003. For all inventory components on hand as of December 31, 2003, we reviewed the following assumptions to determine the amount of any necessary reserves: the expected sales volume; the expected price to be received for the product; potential changes in the influenza strains recommended by the Centers for Disease Control and Prevention for each season’s vaccine; and anticipated changes in the manufacturing process. During the fourth quarter of 2003, we determined that additional reserves of approximately $37.5 million were required to reflect total FluMist inventories at estimated realizable value. These reserves are comprised of the following: raw materials and work-in-process components — $13.3 million; 2003/2004 finished goods inventory — $13.3 million; and 2004/2005 finished goods inventory — $10.9 million.

The table below summarizes the activity within the components of FluMist inventories:

	Gross Inventory	Reserves	Net Inventory
FluMist Details
As of December 31, 2002	$62.5	$(47.5)	$15.0
Q1 production, net	19.6	(19.6)	--
Q1 disposals	(3.1)	3.1	--
Q2 production, net	20.7	--	20.7
Q2 disposals	(13.1)	13.1	--
Q3 production, net	18.8	0.1	18.9
Q3 disposals	(2.5)	2.5	--
Q4 production, net	20.7	(17.7)	3.0
Q4 disposals	(1.5)	0.5	(1.0)
Q4 valuation adjustments	--	(20.3)	(20.3)

December 31, 2003	$122.1	$(85.8)	$36.3

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

Income Taxes — We record a valuation allowance to reduce our deferred tax assets to the amount that is anticipated to be realized. We consider future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Should we determine that we were able to realize more than the recorded amounts of net deferred tax assets in the future, our net income would increase in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, our net income would decrease in the period such determination was made. A tax reserve is recorded when the Company cannot assert that it is probable that a tax position claimed on a return will be sustained upon challenge by the tax authority. Any change in the balance of a tax reserve during the year is treated as an adjustment to current year tax expense.

Intangible Assets – We have recorded and valued significant intangible assets that we acquired as a result of the Acquisition. We engaged independent valuation experts who reviewed our critical assumptions and assisted us in determining a value for the identifiable intangibles. Of the $129.4 million of acquired intangible assets, $90.0 million was assigned to the worldwide collaborative agreement with Wyeth for the development, manufacture, distribution, marketing, promotion, and sale of FluMist. The Company estimated the fair value of the Wyeth agreement using the sum of the probability-adjusted scenarios under the income approach. In applying this method, the Company relied on revenue assumptions, profitability assumptions and anticipated approval dates. The remaining $39.0 million was assigned to a contract manufacturing agreement with Evans Vaccines Limited. The Company estimated the fair value of the Evans agreement using the cost approach, which is based on the theory that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced. In its analysis, the Company reduced replacement cost for such factors as physical deterioration and functional or economic obsolescence. We review intangible assets for impairment annually or when an event that could result in an impairment occurs. As of December 31, 2003, we have not identified any impairment of the intangible assets, of which $96.7 million remain unamortized.

During 2003, we reduced goodwill recorded in the Acquisition by $2.4 million, reflecting additional deferred tax assets for adjustments relating to pre-acquisition items.

RESULTS OF OPERATIONS
Comparison of 2003 to 2002
Revenues – Product Sales

(In Millions)

	2003	2002	Growth
Synagis	$849.3	$671.7	26%
Ethyol	100.2	81.2	23%
FluMist	--	--	--
Other Products	43.1	38.0	13%

	$992.6	$790.9	25%

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

Synagis — Synagis accounted for approximately 86% and 85% of our 2003 and 2002 product sales, respectively. We achieved a 21% increase in domestic Synagis sales to $777.1 million in 2003, up from $641.3 million in 2002. This growth was largely due to increased sales volume in the United States, which resulted in a 16% increase in domestic units sold. Also aiding growth was a price increase that took effect in June 2003, partially offset by an increase in sales allowances, which are accounted for as a reduction of product sales. Our reported international sales of Synagis to AI, our exclusive distributor of Synagis outside of the United States, more than doubled to $72.2 million in 2003 compared to $30.4 million in 2002, driven primarily by a more than two-fold increase in unit volumes over 2002 levels. The increase in unit volume was offset by an decrease in the realized per unit sales price recognized upon delivery of product to AI under the terms of our international distribution agreement. We record Synagis international product sales based on AI’s sales price to customers, as defined in the agreement.

Ethyol — Ethyol accounted for approximately 10% of our product sales in both 2003 and 2002. Domestic Ethyol sales increased 25% to $94.4 million in 2003, up from $75.5 million in 2002. This 25% increase is the result of a 15% increase in domestic units sold in 2003 compared to 2002 and a price increase which occurred in August 2003. Our 2003 international sales of Ethyol to our distribution partner, Schering, were consistent with 2002 sales of $5.7 million. We record Ethyol international product sales based on a percentage of Schering’s end-user sales, as defined in our agreement.

FluMist — During 2003, we shipped 4.1 million doses of FluMist to Wyeth and received payments totaling $51.9 million. Wyeth is contractually responsible for distributing the product to third parties. At the end of the influenza season, actual net sales for the season will be used to calculate the final transfer price per dose and the amount of product royalties due to MedImmune. Actual net sales consists of any amounts actually received by Wyeth for the sale of FluMist less agreed-upon amounts paid or credited by Wyeth related to the sale of the product such as for returns, promotional discounts, rebates, sales taxes and freight. Prior to the calculation of actual net sales, our ability to recognize revenue is dependent upon our ability to estimate the sales volume for the season and the expected impact of the reduction to sales. As of December 31, 2003, we concluded that the variables associated with the product transfer price were not determinable, largely due to low sales volume and the lack of returns history and comparable redemption rates for rebates for this new product. As a result, we have not recognized the revenue associated with the 4.1 million doses shipped to Wyeth during 2003. We believe the transfer price will be determinable when actual net sales are calculated in 2004, at which time we will record the associated product sales and cost of goods sold.

Other Products — Sales of other products in 2003, which include sales of CytoGam, NeuTrexin, RespiGam, and by-products that result from the CytoGam manufacturing process, increased $5.1 million, or 13% compared to last year. The increase was largely due to a 10% increase in our sales of CytoGam.

Revenues –Other Revenues

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

Cost of Sales

Cost of sales for 2003 increased 44% to $289.8 million from $201.8 million for 2002, mainly due to increases in product sales volumes and inventory valuation adjustments for FluMist of $37.5 million. Gross margins on product sales for 2003 were 71%, down three percentage points from last year, largely due to the valuation adjustments for FluMist inventory. Partially offsetting this decrease were lower costs for CytoGam, and a favorable impact of a value-added tax refund for transfers of Synagis manufactured in Europe.

Research and Development Expenses

Research and development expenses of $156.3 million in 2003 increased 6% from $147.9 million in 2002. The increase is due largely to payments made in 2003 associated with gaining access to new data and technologies, net of a decrease in clinical trials expense and a decrease in stock compensation expense for unvested stock options assumed in the Acquisition and in retention payments and stock compensation expense for acceleration of stock options for certain executives of MedImmune Vaccines in conjunction with the Acquisition. During 2003, we made a $10.0 million payment to Critical Therapeutics, Inc. as part of a new collaboration to co-develop biologic products to treat severe inflammatory diseases. Additionally in 2003, the Company initiated four Phase 2 studies for Vitaxin and agreed to pay $10.0 million for data from the completed international Phase 3 studies for a liquid formulation of the live, attenuated influenza virus vaccine. This data may have the potential to accelerate the evolution of MedImmune’s long-range plans for its intranasally delivered flu vaccine program in the United States.

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

Selling, General, and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased 14% to $340.9 million in 2003 compared to $299.6 million for the 2002 period, largely due to increased co-promotion expense, reflective of the increase in Synagis sales. As a percentage of product sales, SG&A expense decreased to 34% of product sales in the 2003 period from 38% in the 2002 period, due to product sales growing at a faster rate than expenses.

Other Operating Expenses

Other operating expenses, which reflect manufacturing start-up costs and other manufacturing-related costs, were $26.1 million in 2003 compared to $100.0 million in 2002. The decrease in other operating expenses is principally due to the shift in the costs of FluMist manufacturing that are capitalized in inventory beginning in the second quarter of 2003, but were expensed as other operating costs in the prior year. Additionally, 2002 other operating expenses include impairment charges of $12.9 million relating to the write-off of certain plasma manufacturing assets, as the Company outsourced its production of CytoGam during 2002. We also experienced decreases in stock compensation expense for unvested stock options assumed in the Acquisition and in retention payments and stock compensation expense for acceleration of stock options for certain executives of MedImmune Vaccines in conjunction with the Acquisition.

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

Interest Income and Expense

We earned interest income of $56.9 million for 2003, compared to $49.4 million in 2002, reflecting higher cash balances available for investment, partially offset by a decrease in interest rates, which lowered the overall portfolio yield. Interest expense for 2003, net of amounts capitalized, was $10.3 million, up from $9.1 million for 2002, principally due to interest expense generated by the 1% Notes issued in July 2003.

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

Net Earnings / (Loss)

Net earnings for 2003 were $183.2 million, or $0.73 per share basic and $0.72 per share diluted, compared to a net loss for 2002 of $1.1 billion or $4.40 per share. Shares used in computing basic and diluted earnings per share in 2003 were 250.1 and 253.8, respectively. Shares used in computing net loss per share for 2002 were 249.6 million. We do not believe inflation had a material effect on our financial statements.

2002 Compared to 2001
Revenues - Product Sales

(In Millions)

	2002	2001	Growth
Synagis	$671.7	$518.0	30%
Ethyol	81.2	20.5	296%
Other Products	38.0	43.0	(12%	)

	$790.9	$581.5	36%

Product sales grew 36% to $790.9 million, compared to $581.5 million in 2001, primarily due to increased sales of Synagis and the impact of reacquiring the domestic marketing rights to Ethyol from ALZA as of October 1, 2001.

Synagis — Synagis accounted for approximately 85% and 89%, respectively, of our 2002 and 2001 product sales. We achieved a 33% increase in domestic Synagis sales to $641.3 million in 2002, up from $481.3 million in 2001. This growth was largely due to increased demand in the United States, and resulted in a 30% increase in domestic units sold. Also aiding growth was a 3.5% price increase that took effect in June 2002, partially offset by an increase in sales allowances, which were accounted for as a reduction to product sales. Our reported international sales of Synagis decreased 17% to $30.4 million in 2002 compared to $36.7 million in 2001, due to a 40% decrease in units sold to AI, our exclusive distributor of Synagis outside of the United States. We believe that the decrease was due to reductions in the inventory stocking levels of AI, rather than reduced product demand by end users. The decrease in unit volume was offset by an increase in the per unit sales price recognized upon delivery of product to AI under the terms of our international distribution agreement. Based on information received from AI, we believe that end-user sales have increased over the 2001 year. We recorded Synagis international product sales based on AI’s sales price to customers, as defined in the agreement.

Ethyol — Ethyol accounted for approximately 10% and 4% of our product sales in 2002 and 2001, respectively. On October 1, 2001 we reacquired domestic marketing rights to Ethyol from ALZA and have since recorded all revenues from domestic sales of Ethyol to wholesalers and distributors. As part of this agreement, no third quarter 2001 supply sales were made to ALZA, and we purchased ALZA’s remaining Ethyol inventory at their original purchase price, which was recorded as a reduction to product sales. Beginning April 1, 2002, we pay ALZA a declining royalty through 2011 based on net sales of Ethyol in the United States. Domestic Ethyol sales were $75.5 million in 2002, as compared to $14.4 million in 2001. The increase was primarily attributable to a three-fold increase in domestic units sold in 2002 versus the 2001 year, which included nine months of revenues generated under our product supply agreement with ALZA and three months of sales to wholesalers and distributors. Further, two domestic price increases occurred during 2002, including a 9% increase in April 2002 and a 6% increase in September 2002. In addition, 2001 included net returns of $2.3 million, relating to our assumption of Ethyol marketing rights. Prior to October 1, 2001, we recorded Ethyol domestic product sales based on ALZA’s net unit selling price as defined in the agreement. Our international sales of Ethyol to our distribution partner, Schering, were $5.6 million for 2002, down 7% from the prior year sales of $6.0 million.

Other Products — Sales of other products in 2002, which included sales of CytoGam, NeuTrexin, RespiGam, and by-products that resulted from the CytoGam manufacturing process, decreased $5.0 million, or 12% compared to 2001. The decrease was due to marginal declines in all of our other product lines.

Revenues –Other Revenues

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

Research and Development Expenses

Research and development expenses of $147.9 million in 2002 increased 78% from $83.0 million in 2001. This increase was largely due to the on-going activities of MedImmune Vaccines, payments of approximately $19.0 million to gain access to various technologies and intellectual property to advance our pipeline and stock compensation expense for unvested stock options assumed in the Acquisition and for retention payments and stock compensation expense for acceleration of stock options for certain executives of MedImmune Vaccines in conjunction with the Acquisition. The increases were offset by decreases in clinical trial expenses, as several of our clinical trials were either completed, cancelled or delayed during 2002. During 2002, we completed several important clinical trials, including a successful Phase 3 trial for Synagis in children with congenital heart disease and three Phase 2 trials for siplizumab.

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

Selling, General, and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 52% to $299.6 million in 2002 compared to $196.8 million for the 2001 period. As a percentage of product sales, SG&A expense increased to 38% of product sales in the 2002 period from 34% in the 2001 period. The increase in this ratio was largely reflective of the impact of the Acquisition and the inclusion of MedImmune Vaccines’ ongoing expenses and Acquisition related expenses including: amortization of intangibles, stock compensation expense for unvested stock options assumed, retention payments and stock compensation expense for acceleration of stock options for certain executives of MedImmune Vaccines. Additionally, we incurred increased co-promotion expense directly related to the growth in domestic sales of Synagis, higher salaries and sales commissions, as well as increased Synagis marketing expense. SG&A expenses for 2002 also included a $5.0 million charge associated with the settlement of a contractual dispute in August 2002 regarding an agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts (“MBL”) to transfer certain technology relating to the Company’s monoclonal antibody manufacturing operations. The comparison to 2001 was favorably impacted as $13.4 million of expenses related to our accelerated acquisition of Ethyol marketing rights from ALZA was included in SG&A for 2001.

Other Operating Expenses

Other operating expenses, which reflected manufacturing start-up costs and other manufacturing related costs, increased to $100.0 million in 2002 from $9.6 million in 2001. The increase over 2001 was primarily related to $56.9 million of pre-production costs and inventory reserves for FluMist and Acquisition related expenses including: amortization of intangibles, stock compensation expense for unvested stock options assumed, retention payments and stock compensation expense for acceleration of stock options for certain executives of MedImmune Vaccines. The majority of the pre-production costs incurred for FluMist was associated with preparing for the aborted 2002 commercial launch. Additionally, we incurred a $12.9 million charge for the write-off of CytoGam manufacturing equipment as the Company had outsourced CytoGam production activities as of November 2002. Also included in other operating expense for both periods was excess capacity costs associated with the plasma production section of the FMC.

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

The valuation of the acquired in-process research and development was based upon certain estimates and assumptions by management. The valuation was based upon management’s estimates of the probability of FDA approval and commercial success for FluMist. Management’s projections were based on assumptions, which may or may not remain valid for the relevant period, including the estimated impact of four “key” factors: price per dose; dose volume; launch date; and the potential failure of the frozen or liquid formulations of the influenza vaccine.

Interest Income and Expense

We earned interest income of $49.4 million for 2002, compared to $36.5 million in 2001, reflecting higher cash balances available for investment, largely due to the Acquisition, partially offset by a decrease in interest rates, which lowered the overall portfolio yield. Interest expense for 2002, net of amounts capitalized, was $9.1 million, up $8.5 million over 2001. The increase over 2001 was principally due to the related interest expense assumed in the Acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s capital requirements have been funded from operations, cash and investments on hand, and issuance of common stock and convertible debt. Cash and marketable securities increased 34% to $1.9 billion at December 31, 2003 from $1.4 billion at December 31, 2002. This increase is largely due to cash received from the issuance of $500 million in 1% Notes due in July 2023 as well as cash generated from operations. Working capital increased 49% to $712.0 million at December 31, 2003 from $476.8 million at December 31, 2002, primarily due to cash received from the issuance of the 1% Notes.

Operating Activities — Net cash provided by operating activities increased to $357.7 million in the year ended December 31, 2003 as compared to $263.5 million in the comparable 2002 period, primarily as the result of net earnings for the period and the utilization of deferred tax assets to offset our current tax liability. Also affecting cash generated from operating activities were increases in accounts receivable and inventories, partially offset by an increase in accrued co-promotion expense for Synagis.

Investing Activities — Cash used for investing activities during 2003 was $238.3 million, as compared to $347.0 million in 2002. Cash used for investing activities in 2003 included net additions to our investment portfolio of $95.0 million and $112.9 in capital expenditures, primarily for land purchases and construction of the first phase of our new corporate headquarters in Gaithersburg, Maryland, and for the continued expansion of our manufacturing facilities in Pennsylvania, and Speke, the United Kingdom. We also invested $30.4 million in preferred equity securities and convertible bonds through our venture capital subsidiary.

Financing Activities — Financing activities generated $266.2 million in cash for 2003, as compared to $42.0 million in 2002. Approximately $44.4 million was received upon the issuance of common stock relating primarily to the exercise of employee stock options in 2003, as compared to $46.7 million received in 2002, reflecting increased option exercises by employees subsequent to the Acquisition in 2002.

In July 2003, the Company completed the issuance of $500 million of 1% Notes due 2023. Net proceeds to the Company were $489.4 million, net of expenses, underwriters’ discounts and commissions. At the time of issuance, we stated our intent to use a portion of the proceeds from the 1% Notes to repurchase shares of our common stock under the stock repurchase program, and for general corporate purposes, which may include the retirement of existing debt obligations, possible acquisitions or other external growth opportunities. As of December 31, 2003, we have repurchased and retired $32.4 million principal amount of the 5 ¼% notes at a cost of $33.1 million. A gain of $0.5 million was recorded in accordance with the transactions, representing the acceleration of the premium recorded on these notes in accordance with the Acquisition.

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

The Company’s 5 ¼% Notes are redeemable beginning in February 2004. The Company intends to redeem the entire remaining amount of the issue at approximately 103% of its principal amount in the first quarter of 2004. The redemption is expected to be financed from cash and investments on hand.

Contractual Obligations and Commitments — The following table summarizes our contractual obligations and commitments that will require significant cash outlays in the future:

	Total	2004	2005	2006	2007	2008	Beyond
Contractual Obligations
Long-term debt[1]	$675.7	$0.9	$1.0	$1.0	$1.3	$168.1	$503.4[2]
Facilities leases	54.3	8.8	6.5	4.5	2.8	2.5	29.2
Purchase obligations	136.1	59.2	20.4	11.5	7.5	7.5	30.0

Evans liability	26.8	3.9	22.9	--	--	--	--

Total contractual obligations	$892.9	$72.8	$50.8	$17.0	$11.6	$178.1	$562.6

Other Commercial Commitments
Standby letters of credit	$2.2	$2.2	$--	$--	$--	$--	$--
Obligations under Collaborative Agreements[3]	16.6	7.5	2.3	1.9	1.1	0.8	3.0

Total other commercial commitments	$18.8	$9.7	$2.3	$1.9	$1.1	$0.8	$3.0

[1]	The 2008 amount includes the aggregate principal amount of the 5 ¼% Notes. They are recorded at a premium on the balance sheet, which represents their fair value at the time of the Acquisition. These notes are due in 2008; however, in February 2004 the Board of Directors approved their redemption, which is expected to be completed by March 31, 2004.

[2]	The 1% Notes can be put to MedImmune by the holders for cash in 2006.

[3]	We participate in a number of research and development collaborations to develop and market certain technologies and products. The amounts indicated as obligations under collaborative agreements represent committed funding obligations to our collaborative partners under our various development programs. The amounts do not include any milestone payments or royalty payments related to these collaborations since the amount, timing, and likelihood of the payments is unknown as they are dependent on the occurrence of future events that may or may not occur.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIMMUNE, INC.
Date: August 5, 2004	/s/ DAVID M. MOTT David M. Mott Chief Executive Officer, President, and Vice Chairman Principal Executive Officer
Date: August 5, 2004	/s/ LOTA S. ZOTH Lota S. Zoth Senior Vice President and Chief Financial Officer Principal Accounting and Financial Officer