Form 10-K/A
MEDIMMUNE INC /DE
filed 2004-12-21
CIK 873591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

EXPLANATORY NOTE

This Amendment No. 2 to MedImmune, Inc.‘s (“MedImmune” or the “Company”) Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 is being filed solely for the purpose of amending the Exhibit Index hereto and filing Exhibits 10.20, 10.21, 10.26, 10.38, filed herewith.

PART IV — ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

 (a)(3)

                                                                             Exhibits:

3.1	Restated Certificate of Incorporation, as restated as of February 25, 2004.
3.2	By-Laws, as amended and restated as of February 25, 2004.
4.1	Amended and Restated Rights Agreement, dated as of October 31, 1998, between MedImmune, Inc., and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 99.2 filed with the Company’s Registration Statement on Form 8A/A, filed with the Securities and Exchange Commission on December 1, 1998.
4.2	Certificate of Designations of Series B Junior Preferred Stock, incorporated by reference to exhibit 4.2 filed with the Company’s Annual Report on Form 10-K for December 31, 2001.
4.3	Warrant for Common Stock, issued to University of Michigan, incorporated by reference to Exhibit 4.14 to Aviron’s Annual Report on Form 10-K for the year ended December 31, 1999.
4.4	Indenture entered into between Aviron and HSBC Bank USA as Trustee, dated February 7, 2001, incorporated by reference to Exhibit 4.22 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
4.5	Officer’s Certificate pursuant to Section 2.01 of the Subordinated Indenture, dated February 7, 2001, incorporated by reference to Exhibit 4.22 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
4.6	Warrant for Common Stock, issued to University of Michigan, incorporated by reference to Exhibit 4.25 to Aviron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.1	RSV License Agreement dated August 1, 1989 between the Company, PPI and MHRI, incorporated by reference to exhibit 10.5 filed in connection with the Company’s Registration Statement No. 33-39579.
10.2	RSV Supply Agreement dated August 1, 1989 between the Company, PPI, MHRI and the Massachusetts Public Health Biologic Laboratory (“MPHBL”), incorporated by reference to exhibit 10.6 filed in connection with the Company’s Registration Statement No. 33-39579.
10.3	License Agreement dated November 8, 1989 between the Company, PPI, and the Henry M. Jackson Foundation for the Advancement of Military Medicine (“HMJ”), incorporated by reference to exhibit 10.10 filed in connection with the Company’s Registration Statement No. 33-39579.
10.4	Agreement dated October 26, 1995 between American Cyanamid Company and the Company, related to the RSV MAB Co-Development and Co-Promotion Agreement between American Cyanamid Company and the Company dated November 8, 1993, incorporated by reference to exhibit 10.37.1 filed in connection with the Company’s Annual Report on Form 10-K for December 31, 1995.
10.5 (1)	Patent License Agreement, (MEDI-493) dated July 17, 1997 by and between Protein Design Labs and MedImmune, Inc., incorporated by reference to exhibit 10.73 filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.
10.6 (1)	License Agreement, dated June 4, 1997, between Genentech, Inc. and MedImmune, Inc., incorporated by reference to exhibit 10.180 filed with the Company's Annual Report on Form 10-K for December 31, 2002.
10.7 (1)	License for Winter Patent, dated August 13, 1997, between Medical Research Council and MedImmune, Inc., incorporated by reference to exhibit 10.181 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.8 (1)	Biological Materials License Agreement, effective as of August 24, 1997, between Public Health Service through the Office of Technology Transfer, National Institutes of Health, and MedImmune, Inc., incorporated by reference to exhibit 10.182 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.9 (1)	License Agreement, dated effective December 1, 1997, between the University of Iowa Research Foundation and MedImmune, Inc., incorporated by reference to exhibit 10.183 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.10 (1)	Sublicense Agreement between Centocor, Inc. and MedImmune, Inc., incorporated by reference to exhibit 10.174 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.11 (1)	License Agreement and Amendment to RSV License Agreement, dated December 16, 2002, between MedImmune, Inc. and the Massachusetts Biologic Laboratories of the University of Massachusetts, incorporated by reference to exhibit 10.184 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.12 (1)	Co-Promotion Agreement between Abbott Laboratories and MedImmune, Inc. dated November 26, 1997, incorporated by reference to exhibit 10.76 filed with the Company’s Annual Report on Form 10-K for December 31, 1997, as amended by the Amendment effective as of November 26, 1997, incorporated by reference to exhibit 10.23.1 filed with the Company’s Annual Report on Form 10-K for December 31, 2002, as further amended by the Amendment No. 2, effective as of November 26, 1997, incorporated by reference to exhibit 10.23.2 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.13 (1)	Distribution Agreement between MedImmune, Inc. and Abbott International, Ltd. dated November 26, 1997, incorporated by reference to exhibit 10.79 filed with the Company’s Annual Report on Form 10-K for December 31, 1997, as amended by the Amendment effective as of April 28, 1999, incorporated by reference to exhibit 10.26.1 filed with the Company’s Annual Report on Form 10-K for December 31, 2002, as further amended by the Second Amendment dated effective as of October 8, 1999, incorporated by reference to exhibit 10.26.2 filed with the Company’s Annual Report on Form 10-K for December 31, 2002, as further amended by the Third Amendment dated effective as of July 1, 2003, incorporated by reference to exhibit 10.26.3 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2002.
10.14 (1)	Manufacturing Agreement between MedImmune, Inc. and Dr. Karl Thomae GmbH dated November 27, 1997, incorporated by reference to exhibit 10.78 filed with the Company’s Annual Report on Form 10-K for December 31, 1997.
10.15 (1)	Supply Transfer Agreement between Immunex Corporation and MedImmune, Inc., incorporated by reference to exhibit 10.128 filed with the Company's Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2001.
10.16	Amended and Restated License Agreement, effective as of May 1, 1993, between U.S. Bioscience, Inc. and Southern Research Institute, incorporated by reference to Exhibit 10.8 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1993.
10.17	License Agreement, dated February 14, 1992, between U.S. Bioscience, Inc. and Schering Overseas Limited, incorporated by reference to Exhibit 10.14 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1992, as amended by the Amendment dated effective October 15, 1993, incorporated by reference to Exhibit 10.14.1 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1993.
10.18	Amended and restated License Agreement dated May 10, 1994 between U.S. Bioscience, Inc. and Scherico, Ltd., incorporated by reference to Exhibit 10.15 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1997.
10.19	License Agreement between U.S. Bioscience, Inc. and Scherico, Ltd. dated as of November 6, 1997, incorporated by reference to Exhibit 10.27 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1997, as amended by Amendment No. 1 dated effective as of November 6, 1997, incorporated by reference to Exhibit 10.27.1 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1997.
10.20 (2)	Amifostine Manufacturing and Supply Agreement, dated as of January 1, 2001 between MedImmune Oncology and PPG Industries, Inc.*
10.21 (2)	Terms and Conditions for the Manufacture of Products by Ben Venue Laboratories, Inc., dated as of October 17, 2003.*
10.22 (1)	Distribution and Supply Agreement, dated as of May 10, 1993 between U.S. Bioscience, Inc. and Scherico, Ltd., incorporated by reference to Exhibit 10.16 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1994, as amended by the Amendment dated effective August 31, 1996, incorporated by reference to Exhibit 10.16.1 to the U.S. Bioscience, Inc. Current Report on Form 8-K/A dated September 19, 1996.
10.23 (1)	Ethyol (Amifostine) Distribution and Marketing Collaboration Agreement between U.S. Bioscience, Inc. and ALZA Corporation dated December 12, 1995, incorporated by reference to Exhibit 5 to the U.S. Bioscience, Inc. Current Report on Form 8-K dated December 22, 1995, as amended by the Amendment No. 2, dated effective as of February 3, 1997, incorporated by reference to Exhibit 10.25.2 to the U.S. Bioscience, Inc. Current Report on Form 8-K dated February 3, 1997, as further amended by Amendment No. 3 dated effective as of September 4, 2001, incorporated by reference to exhibit 10.129 filed with the Company's Quarterly Report on Form 10-Q/A for the Quarter ended September 30, 2001.
10.24 (1)	Materials Transfer and Intellectual Property Agreement between the Registrant and the Regents of the University of Michigan, dated February 24,1995, incorporated by reference to Exhibit 10.3 to Aviron’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission June 5, 1996, as amended by the Letter Amendment dated effective as of February 24, 1999, incorporated by reference to Exhibit 10.24 to Aviron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.25	Stock Transfer Agreement between the Registrant and the Regents of the University of Michigan, dated February 24, 1995, incorporated by reference to Exhibit 10.4 to Aviron’s Registration Statement on Form S-1 filed June 5, 1996, as amended by Amendment No. 1 dated effective February 16, 2000, incorporated by reference to Exhibit 10.33 to Aviron’s Annual Report on Form 10-K for the year ended December 31, 1999, as further amended by Amendment No. 2 dated effective as of March 29, 2001, incorporated by reference to Exhibit 10.52 to Aviron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.26 (1)	Facility Reservation Agreement between the Registrant and Packaging Coordinators, Inc., dated as of October 31, 1997, incorporated by reference to Exhibit 10.17 to Aviron’s Registration Statement on Form S-3 filed December 5, 1997, as amended by the First Amendment dated effective as of August 1, 2000, incorporated by reference to Exhibit 10.32 to Aviron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as further amended by the Second Amendment dated December 31, 2003.
10.27 (1)	Biological Materials License Agreement between the Registrant and the National Institutes of Health, dated May 31, 1996, incorporated by reference to Exhibit 10.14 to Aviron’s Registration Statement on Form S-1/A filed June 20, 1996.
10.28 (1)	Supply Agreement between the Registrant and Becton Dickinson dated July 1, 1998, incorporated by reference to Exhibit 10.19 to Aviron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.29 (1)	United States License and Co-Promotion Agreement between the Registrant and (1) Wyeth Lederle Vaccines dated January 11, 1999, incorporated by reference to Exhibit 10.20 to Aviron’s Annual Report on Form 10-K for the year ended on December 31, 1998, as amended by the First Amendment, incorporated by reference to exhibit 10.177 filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.30 (1)	International FluMist™ License Agreement between the Registrant and Wyeth dated January 11, 1999, incorporated by reference to Exhibit 10.21 to Aviron’s Annual Report on Form 10-K for the year ended on December 31, 1998.
10.31 (1)	FluMist™ Supply Agreement between the Registrant and Wyeth Lederle Vaccines dated January 11, 1999, incorporated by reference to Exhibit 10.22 to Aviron’s Annual Report on Form 10-K for the year ended on December 31, 1998, as amended by the FluMist™ Supply Agreement Amendment dated January 1, 2001, incorporated by reference to Exhibit 10.49 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000, as further amended by the Second Amendment, incorporated by reference to exhibit 10.178 filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.32 (1)	Master Amendment Agreement between Registrant and Wyeth dated September 30, 2003, incorporated by reference to exhibit 10.195 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2003.
10.33 (1)	Master Agreement by and between Powderject Pharmaceuticals Limited, Evans Vaccines Limited, the Registrant and Aviron UK, dated October 11, 2000, incorporated by reference to Exhibit 10.44 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.34 (1)	Agreement Relating to the Sharing and Provision of Certain Services, by and between Evans Vaccines Limited and Aviron UK Limited, incorporated by reference to Exhibit 10.45 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.35 (1)	Transfer Agreement by and between Evans Vaccines Limited and Aviron UK Limited, dated October 11, 2000, incorporated by reference to Exhibit 10.46 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.36 (1)	Amended and Restated Contract Manufacture Agreement by and between Evans Vaccines Limited and the Registrant, dated October 11, 2000, incorporated by reference to Exhibit 10.47 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.37 (1)	Know How License Agreement by and between Evans Vaccines Limited and Aviron UK Limited, dated October 11, 2000, incorporated by reference to Exhibit 10.48 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.38 (2)	Second Amended and Restated Production Agreement by and between Cardinal Health 406, Inc. and MedImmune Vaccines, Inc., dated December 31, 2003.*
10.39	Lease Agreement between Clopper Road Associates and the Company dated February 14, 1991, incorporated by reference to exhibit 10.22 filed in connection with the Company’s Registration Statement No. 33-39579, as amended by the First Amendment dated effective as of June 8, 1993, incorporated by reference to exhibit 10.59 filed with the Company’s Annual Report on Form 10-K for December 31, 1996; as further amended by the Second Amendment dated effective June 30, 1993, incorporated by reference to exhibit 10.60 filed with the Company’s Annual Report on Form 10-K for December 31, 1996; as further amended by the Third Amendment effective as of January 1, 1995, incorporated by reference to exhibit 10.61 filed with the Company’s Annual Report on Form 10-K for December 31, 1996; as further amended by the Fourth Amendment dated October 3, 1996, incorporated by reference to exhibit 10.62 filed with the Company’s Annual Report on Form 10-K for December 31, 1996; as further amended by the Fifth Amendment dated October 3, 1996, incorporated by reference to exhibit 10.63 filed with the Company’s Annual Report on Form 10-K for December 31, 1996; as further amended by the Sixth Amendment dated September 10, 1997, incorporated by reference to exhibit 10.75 filed with the Company’s Annual Report on Form 10-K for December 31, 1997; as further amended by the Seventh Amendment dated effective August 1, 1998, incorporated by reference to exhibit 10.94 filed with the Company’s Annual Report on Form 10-K for December 31, 1998.
10.40 (1)	Agreement for Lease of AVU Premises at Gaskill Road, Speke, dated October 11, 2000, incorporated by reference to Exhibit 10.38 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.41 (1)	Underlease of AVU Premises at Gaskill Road Speke, dated October 11, 2000, incorporated by reference to Exhibit 10.39 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.42 (1)	Agreement for Lease of AVU Extension Premises at Gaskill Road Speke, dated October 11, 2000, incorporated by reference to Exhibit 10.40 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.43 (1)	Underlease of AVU Extension Premises at Gaskill Road Speke, dated October 11, 2000, incorporated by reference to Exhibit 10.41 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.44 (1)	Agreement for the Sale and Purchase of Leasehold Property known as Plot 6 Boulevard Industry Park, Halewood, Merseyside, dated October 10, 2000, incorporated by reference to Exhibit 10.42 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.45 (1)	Underlease of Plot 6 Boulevard Industry Park Halewood Merseyside, dated February 17, 2000, incorporated by reference to Exhibit 10.43 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.46 (1)	Stipulated Sum Agreement between MedImmune, Inc. and HITT Contracting Inc., incorporated by reference to exhibit 10.175 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.47 (1)	Supplementary General Conditions to the General Conditions of the Contract for Construction Agreement between MedImmune, Inc. and HITT Contracting Inc., incorporated by reference to exhibit 10.176 filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.48	1991 Stock Option Plan, incorporated by reference to exhibit 10.23 filed in connection with the Company’s Registration Statement No. 33-46165.
10.49	Form of 1993 Non-Employee Director Stock Option Plan, incorporated by reference to exhibit 10.32 filed in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10.50	Employment agreement, dated as of October 1, 2003, by and between Wayne T. Hockmeyer, Ph.D. and MedImmune, Inc.
10.51	Employment agreement between Edward J. Arcuri, Ph.D. and MedImmune, Inc. dated February 25, 2002, incorporated by reference to exhibit 10.133 filed with the Company's Annual Report on Form 10-K for December 31, 2001.
10.52	Employment Agreement between David M. Mott and the Company dated August 15, 2002, incorporated by reference to exhibit 10.189 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.53	Part-Time Employment Agreement between Melvin D. Booth and the Company dated December 31, 2003.
10.54	Employment Agreement between James F. Young and the Company dated August 15, 2002 incorporated by reference to exhibit 10.191 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.55	Employment Agreement between Armando Anido and the Company dated August 15, 2002 incorporated by reference to exhibit 10.192 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.56	Employment Agreement between Edward M. Connor and the Company dated August 15, 2002 incorporated by reference to exhibit 10.193 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.57	Employment Agreement between Gail M. Folena-Wasserman and the Company dated August 15, 2002 incorporated by reference to exhibit 10.194 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.58	Agreement and General Release between Gregory S. Patrick and the Company dated December 31, 2003.
18.1	Independent Accountant’s Preferability Letter Regarding a Change in Accounting Principle, incorporated by reference to exhibit 18.1 filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002.
21	Subsidiaries of MedImmune, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Patent Table

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

MEDIMMUNE, INC.
Date: December 21, 2004	/s/ DAVID M. MOTT David M. Mott Chief Executive Officer, President, and Vice Chairman Principal Executive Officer
Date: December 21, 2004	/s/ LOTA S. ZOTH Lota S. Zoth Senior Vice President and Chief Financial Officer Principal Accounting and Financial Officer

EXHIBIT INDEX

                                                                             Exhibits:

3.1	Restated Certificate of Incorporation, as restated as of February 25, 2004.
3.2	By-Laws, as amended and restated as of February 25, 2004.
4.1	Amended and Restated Rights Agreement, dated as of October 31, 1998, between MedImmune, Inc., and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 99.2 filed with the Company’s Registration Statement on Form 8A/A, filed with the Securities and Exchange Commission on December 1, 1998.
4.2	Certificate of Designations of Series B Junior Preferred Stock, incorporated by reference to exhibit 4.2 filed with the Company’s Annual Report on Form 10-K for December 31, 2001.
4.3	Warrant for Common Stock, issued to University of Michigan, incorporated by reference to Exhibit 4.14 to Aviron’s Annual Report on Form 10-K for the year ended December 31, 1999.
4.4	Indenture entered into between Aviron and HSBC Bank USA as Trustee, dated February 7, 2001, incorporated by reference to Exhibit 4.22 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
4.5	Officer’s Certificate pursuant to Section 2.01 of the Subordinated Indenture, dated February 7, 2001, incorporated by reference to Exhibit 4.22 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
4.6	Warrant for Common Stock, issued to University of Michigan, incorporated by reference to Exhibit 4.25 to Aviron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.1	RSV License Agreement dated August 1, 1989 between the Company, PPI and MHRI, incorporated by reference to exhibit 10.5 filed in connection with the Company’s Registration Statement No. 33-39579.
10.2	RSV Supply Agreement dated August 1, 1989 between the Company, PPI, MHRI and the Massachusetts Public Health Biologic Laboratory (“MPHBL”), incorporated by reference to exhibit 10.6 filed in connection with the Company’s Registration Statement No. 33-39579.
10.3	License Agreement dated November 8, 1989 between the Company, PPI, and the Henry M. Jackson Foundation for the Advancement of Military Medicine (“HMJ”), incorporated by reference to exhibit 10.10 filed in connection with the Company’s Registration Statement No. 33-39579.
10.4	Agreement dated October 26, 1995 between American Cyanamid Company and the Company, related to the RSV MAB Co-Development and Co-Promotion Agreement between American Cyanamid Company and the Company dated November 8, 1993, incorporated by reference to exhibit 10.37.1 filed in connection with the Company’s Annual Report on Form 10-K for December 31, 1995.
10.5 (1)	Patent License Agreement, (MEDI-493) dated July 17, 1997 by and between Protein Design Labs and MedImmune, Inc., incorporated by reference to exhibit 10.73 filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.
10.6 (1)	License Agreement, dated June 4, 1997, between Genentech, Inc. and MedImmune, Inc., incorporated by reference to exhibit 10.180 filed with the Company's Annual Report on Form 10-K for December 31, 2002.
10.7 (1)	License for Winter Patent, dated August 13, 1997, between Medical Research Council and MedImmune, Inc., incorporated by reference to exhibit 10.181 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.8 (1)	Biological Materials License Agreement, effective as of August 24, 1997, between Public Health Service through the Office of Technology Transfer, National Institutes of Health, and MedImmune, Inc., incorporated by reference to exhibit 10.182 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.9 (1)	License Agreement, dated effective December 1, 1997, between the University of Iowa Research Foundation and MedImmune, Inc., incorporated by reference to exhibit 10.183 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.10 (1)	Sublicense Agreement between Centocor, Inc. and MedImmune, Inc., incorporated by reference to exhibit 10.174 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.11 (1)	License Agreement and Amendment to RSV License Agreement, dated December 16, 2002, between MedImmune, Inc. and the Massachusetts Biologic Laboratories of the University of Massachusetts, incorporated by reference to exhibit 10.184 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.12 (1)	Co-Promotion Agreement between Abbott Laboratories and MedImmune, Inc. dated November 26, 1997, incorporated by reference to exhibit 10.76 filed with the Company’s Annual Report on Form 10-K for December 31, 1997, as amended by the Amendment effective as of November 26, 1997, incorporated by reference to exhibit 10.23.1 filed with the Company’s Annual Report on Form 10-K for December 31, 2002, as further amended by the Amendment No. 2, effective as of November 26, 1997, incorporated by reference to exhibit 10.23.2 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.13 (1)	Distribution Agreement between MedImmune, Inc. and Abbott International, Ltd. dated November 26, 1997, incorporated by reference to exhibit 10.79 filed with the Company’s Annual Report on Form 10-K for December 31, 1997, as amended by the Amendment effective as of April 28, 1999, incorporated by reference to exhibit 10.26.1 filed with the Company’s Annual Report on Form 10-K for December 31, 2002, as further amended by the Second Amendment dated effective as of October 8, 1999, incorporated by reference to exhibit 10.26.2 filed with the Company’s Annual Report on Form 10-K for December 31, 2002, as further amended by the Third Amendment dated effective as of July 1, 2003, incorporated by reference to exhibit 10.26.3 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2002.
10.14 (1)	Manufacturing Agreement between MedImmune, Inc. and Dr. Karl Thomae GmbH dated November 27, 1997, incorporated by reference to exhibit 10.78 filed with the Company’s Annual Report on Form 10-K for December 31, 1997.
10.15 (1)	Supply Transfer Agreement between Immunex Corporation and MedImmune, Inc., incorporated by reference to exhibit 10.128 filed with the Company's Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2001.
10.16	Amended and Restated License Agreement, effective as of May 1, 1993, between U.S. Bioscience, Inc. and Southern Research Institute, incorporated by reference to Exhibit 10.8 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1993.
10.17	License Agreement, dated February 14, 1992, between U.S. Bioscience, Inc. and Schering Overseas Limited, incorporated by reference to Exhibit 10.14 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1992, as amended by the Amendment dated effective October 15, 1993, incorporated by reference to Exhibit 10.14.1 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1993.
10.18	Amended and restated License Agreement dated May 10, 1994 between U.S. Bioscience, Inc. and Scherico, Ltd., incorporated by reference to Exhibit 10.15 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1997.
10.19	License Agreement between U.S. Bioscience, Inc. and Scherico, Ltd. dated as of November 6, 1997, incorporated by reference to Exhibit 10.27 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1997, as amended by Amendment No. 1 dated effective as of November 6, 1997, incorporated by reference to Exhibit 10.27.1 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1997.
10.20 (2)	Amifostine Manufacturing and Supply Agreement, dated as of January 1, 2001 between MedImmune Oncology and PPG Industries, Inc.*
10.21 (2)	Terms and Conditions for the Manufacture of Products by Ben Venue Laboratories, Inc., dated as of October 17, 2003.*
10.22 (1)	Distribution and Supply Agreement, dated as of May 10, 1993 between U.S. Bioscience, Inc. and Scherico, Ltd., incorporated by reference to Exhibit 10.16 to the U.S. Bioscience, Inc. Annual Report on Form 10-K for December 31, 1994, as amended by the Amendment dated effective August 31, 1996, incorporated by reference to Exhibit 10.16.1 to the U.S. Bioscience, Inc. Current Report on Form 8-K/A dated September 19, 1996.
10.23 (1)	Ethyol (Amifostine) Distribution and Marketing Collaboration Agreement between U.S. Bioscience, Inc. and ALZA Corporation dated December 12, 1995, incorporated by reference to Exhibit 5 to the U.S. Bioscience, Inc. Current Report on Form 8-K dated December 22, 1995, as amended by the Amendment No. 2, dated effective as of February 3, 1997, incorporated by reference to Exhibit 10.25.2 to the U.S. Bioscience, Inc. Current Report on Form 8-K dated February 3, 1997, as further amended by Amendment No. 3 dated effective as of September 4, 2001, incorporated by reference to exhibit 10.129 filed with the Company's Quarterly Report on Form 10-Q/A for the Quarter ended September 30, 2001.
10.24 (1)	Materials Transfer and Intellectual Property Agreement between the Registrant and the Regents of the University of Michigan, dated February 24,1995, incorporated by reference to Exhibit 10.3 to Aviron’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission June 5, 1996, as amended by the Letter Amendment dated effective as of February 24, 1999, incorporated by reference to Exhibit 10.24 to Aviron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.25	Stock Transfer Agreement between the Registrant and the Regents of the University of Michigan, dated February 24, 1995, incorporated by reference to Exhibit 10.4 to Aviron’s Registration Statement on Form S-1 filed June 5, 1996, as amended by Amendment No. 1 dated effective February 16, 2000, incorporated by reference to Exhibit 10.33 to Aviron’s Annual Report on Form 10-K for the year ended December 31, 1999, as further amended by Amendment No. 2 dated effective as of March 29, 2001, incorporated by reference to Exhibit 10.52 to Aviron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.26 (1)	Facility Reservation Agreement between the Registrant and Packaging Coordinators, Inc., dated as of October 31, 1997, incorporated by reference to Exhibit 10.17 to Aviron’s Registration Statement on Form S-3 filed December 5, 1997, as amended by the First Amendment dated effective as of August 1, 2000, incorporated by reference to Exhibit 10.32 to Aviron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as further amended by the Second Amendment dated December 31, 2003.
10.27 (1)	Biological Materials License Agreement between the Registrant and the National Institutes of Health, dated May 31, 1996, incorporated by reference to Exhibit 10.14 to Aviron’s Registration Statement on Form S-1/A filed June 20, 1996.
10.28 (1)	Supply Agreement between the Registrant and Becton Dickinson dated July 1, 1998, incorporated by reference to Exhibit 10.19 to Aviron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.29 (1)	United States License and Co-Promotion Agreement between the Registrant and (1) Wyeth Lederle Vaccines dated January 11, 1999, incorporated by reference to Exhibit 10.20 to Aviron’s Annual Report on Form 10-K for the year ended on December 31, 1998, as amended by the First Amendment, incorporated by reference to exhibit 10.177 filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.30 (1)	International FluMist™ License Agreement between the Registrant and Wyeth dated January 11, 1999, incorporated by reference to Exhibit 10.21 to Aviron’s Annual Report on Form 10-K for the year ended on December 31, 1998.
10.31 (1)	FluMist™ Supply Agreement between the Registrant and Wyeth Lederle Vaccines dated January 11, 1999, incorporated by reference to Exhibit 10.22 to Aviron’s Annual Report on Form 10-K for the year ended on December 31, 1998, as amended by the FluMist™ Supply Agreement Amendment dated January 1, 2001, incorporated by reference to Exhibit 10.49 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000, as further amended by the Second Amendment, incorporated by reference to exhibit 10.178 filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.32 (1)	Master Amendment Agreement between Registrant and Wyeth dated September 30, 2003, incorporated by reference to exhibit 10.195 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2003.
10.33 (1)	Master Agreement by and between Powderject Pharmaceuticals Limited, Evans Vaccines Limited, the Registrant and Aviron UK, dated October 11, 2000, incorporated by reference to Exhibit 10.44 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.34 (1)	Agreement Relating to the Sharing and Provision of Certain Services, by and between Evans Vaccines Limited and Aviron UK Limited, incorporated by reference to Exhibit 10.45 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.35 (1)	Transfer Agreement by and between Evans Vaccines Limited and Aviron UK Limited, dated October 11, 2000, incorporated by reference to Exhibit 10.46 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.36 (1)	Amended and Restated Contract Manufacture Agreement by and between Evans Vaccines Limited and the Registrant, dated October 11, 2000, incorporated by reference to Exhibit 10.47 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.37 (1)	Know How License Agreement by and between Evans Vaccines Limited and Aviron UK Limited, dated October 11, 2000, incorporated by reference to Exhibit 10.48 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.38 (2)	Second Amended and Restated Production Agreement by and between Cardinal Health 406, Inc. and MedImmune Vaccines, Inc., dated December 31, 2003.*
10.39	Lease Agreement between Clopper Road Associates and the Company dated February 14, 1991, incorporated by reference to exhibit 10.22 filed in connection with the Company’s Registration Statement No. 33-39579, as amended by the First Amendment dated effective as of June 8, 1993, incorporated by reference to exhibit 10.59 filed with the Company’s Annual Report on Form 10-K for December 31, 1996; as further amended by the Second Amendment dated effective June 30, 1993, incorporated by reference to exhibit 10.60 filed with the Company’s Annual Report on Form 10-K for December 31, 1996; as further amended by the Third Amendment effective as of January 1, 1995, incorporated by reference to exhibit 10.61 filed with the Company’s Annual Report on Form 10-K for December 31, 1996; as further amended by the Fourth Amendment dated October 3, 1996, incorporated by reference to exhibit 10.62 filed with the Company’s Annual Report on Form 10-K for December 31, 1996; as further amended by the Fifth Amendment dated October 3, 1996, incorporated by reference to exhibit 10.63 filed with the Company’s Annual Report on Form 10-K for December 31, 1996; as further amended by the Sixth Amendment dated September 10, 1997, incorporated by reference to exhibit 10.75 filed with the Company’s Annual Report on Form 10-K for December 31, 1997; as further amended by the Seventh Amendment dated effective August 1, 1998, incorporated by reference to exhibit 10.94 filed with the Company’s Annual Report on Form 10-K for December 31, 1998.
10.40 (1)	Agreement for Lease of AVU Premises at Gaskill Road, Speke, dated October 11, 2000, incorporated by reference to Exhibit 10.38 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.41 (1)	Underlease of AVU Premises at Gaskill Road Speke, dated October 11, 2000, incorporated by reference to Exhibit 10.39 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.42 (1)	Agreement for Lease of AVU Extension Premises at Gaskill Road Speke, dated October 11, 2000, incorporated by reference to Exhibit 10.40 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.43 (1)	Underlease of AVU Extension Premises at Gaskill Road Speke, dated October 11, 2000, incorporated by reference to Exhibit 10.41 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.44 (1)	Agreement for the Sale and Purchase of Leasehold Property known as Plot 6 Boulevard Industry Park, Halewood, Merseyside, dated October 10, 2000, incorporated by reference to Exhibit 10.42 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.45 (1)	Underlease of Plot 6 Boulevard Industry Park Halewood Merseyside, dated February 17, 2000, incorporated by reference to Exhibit 10.43 to Aviron’s Annual Report on Form 10-K405 for the year ended December 31, 2000.
10.46 (1)	Stipulated Sum Agreement between MedImmune, Inc. and HITT Contracting Inc., incorporated by reference to exhibit 10.175 filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.47 (1)	Supplementary General Conditions to the General Conditions of the Contract for Construction Agreement between MedImmune, Inc. and HITT Contracting Inc., incorporated by reference to exhibit 10.176 filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
10.48	1991 Stock Option Plan, incorporated by reference to exhibit 10.23 filed in connection with the Company’s Registration Statement No. 33-46165.
10.49	Form of 1993 Non-Employee Director Stock Option Plan, incorporated by reference to exhibit 10.32 filed in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10.50	Employment agreement, dated as of October 1, 2003, by and between Wayne T. Hockmeyer, Ph.D. and MedImmune, Inc.
10.51	Employment agreement between Edward J. Arcuri, Ph.D. and MedImmune, Inc. dated February 25, 2002, incorporated by reference to exhibit 10.133 filed with the Company's Annual Report on Form 10-K for December 31, 2001.
10.52	Employment Agreement between David M. Mott and the Company dated August 15, 2002, incorporated by reference to exhibit 10.189 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.53	Part-Time Employment Agreement between Melvin D. Booth and the Company dated December 31, 2003.
10.54	Employment Agreement between James F. Young and the Company dated August 15, 2002 incorporated by reference to exhibit 10.191 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.55	Employment Agreement between Armando Anido and the Company dated August 15, 2002 incorporated by reference to exhibit 10.192 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.56	Employment Agreement between Edward M. Connor and the Company dated August 15, 2002 incorporated by reference to exhibit 10.193 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.57	Employment Agreement between Gail M. Folena-Wasserman and the Company dated August 15, 2002 incorporated by reference to exhibit 10.194 filed with the Company’s Annual Report on Form 10-K for December 31, 2002.
10.58	Agreement and General Release between Gregory S. Patrick and the Company dated December 31, 2003.
18.1	Independent Accountant’s Preferability Letter Regarding a Change in Accounting Principle, incorporated by reference to exhibit 18.1 filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002.
21	Subsidiaries of MedImmune, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 United States C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Patent Table

Notes:
* Filed herewith.
(1)     Confidential treatment has been granted by the SEC. The copy filed as an exhibit omits the information subject to the confidentiality grant.
(2)     Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.