Form 10-K
period 2005-12-31
MEDIMMUNE INC /DE
filed 2006-03-13
CIK 873591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

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
Common Stock, $.01 par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
     Aggregate market value of the 206,045,901 shares of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on June 30, 2005, was $5.5 billion.* Common Stock outstanding as of March 3, 2006: 255,457,569 shares.
     Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held May 25, 2006 (Part III).
* Excludes 40,600,440 shares of common stock held by directors, officers and any stockholder whose ownership exceeds 5% of the shares outstanding as of June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

MEDIMMUNE, INC.
FORM 10-K
TABLE OF CONTENTS
MedImmune, Synagis, CytoGam, Ethyol, FluMist, NeuTrexin, RespiGam and Vitaxin are registered trademarks of the Company. Numax is a trademark of the Company. Accuspray is a trademark of Becton Dickinson. BiTE is a trademark of Micromet AG. Cervarix is a trademark of GlaxoSmithKline. Gardasil is a registered trademark of Merck & Co., Inc.

FORWARD-LOOKING STATEMENTS
     The statements in this annual report that are not descriptions of historical facts may be forward-looking statements. Those statements involve substantial risks and uncertainties. You can identify those statements by the fact that they contain words such as “anticipate,” “believe,” “estimate,” “expect,” “ intend,” “project” or other terms of similar meaning. Those statements reflect management’s current beliefs, but are based on numerous assumptions, over which MedImmune may have little or no control and that may not develop as MedImmune expects. Consequently, actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks, uncertainties and other matters discussed below under Item 1A. Risk Factors, and elsewhere in this report. MedImmune cautions that RSV disease and influenza, two diseases targeted by the Company’s products, occur primarily during the winter months; MedImmune believes its operating results will reflect that seasonality for the foreseeable future. MedImmune is also developing several products for potential future marketing. There can be no assurance that such development efforts will succeed, that such products will receive required regulatory clearance or that, even if such regulatory clearance is received, such products will ultimately achieve commercial success. Unless otherwise indicated, the information in this annual report is as of December 31, 2005. This annual report will not be updated as a result of new information or future events.

PART I
ITEM 1. BUSINESS
     MedImmune is committed to advancing science to develop better medicines that help people live healthier, longer and more satisfying lives. We currently focus our efforts on the areas of infectious disease, cancer and inflammatory disease. We market four products: Synagis (palivizumab) and FluMist (Influenza Virus Vaccine Live, Intranasal) to help prevent two common respiratory infectious diseases; Ethyol (amifostine) to help reduce undesired side effects of certain anti-cancer chemo- and radiotherapies; and CytoGam (cytomegalovirus immune globulin intravenous (human)) to help prevent cytomegalovirus (CMV) disease associated with solid organ transplantation.
     Founded in 1988 and headquartered in Gaithersburg, Maryland, MedImmune operates facilities in the United States and Europe to manufacture and distribute one or more components of each of its products. We have a U.S.-based marketing team and sales force as well as clinical, research and development staff, through which we are developing a pipeline of product candidates for potential commercialization. In addition to our internal efforts, we have established clinical, research, development, manufacturing and commercialization collaborations with other companies and organizations.
Products
     Synagis
     Synagis is a humanized monoclonal antibody (“MAb”) approved for marketing in 1998 by the U.S. Food and Drug Administration (the “FDA”) for the prevention of serious lower respiratory tract disease caused by respiratory syncytial virus (“RSV”) in pediatric patients at high risk of acquiring RSV disease. RSV is the most common cause of lower respiratory tract infections in infants and children worldwide. Healthy children and individuals with adequate immune systems often catch a benign chest cold when infected with RSV. In contrast, high-risk infants, including children born prematurely or with chronic lung disease, also known as bronchopulmonary dysplasia (“BPD”), and children with certain heart diseases present at birth (hemodynamically significant congenital heart disease (“CHD”)) are at increased risk for acquiring severe RSV disease (pneumonia and bronchiolitis), often requiring hospitalization.
     Synagis is administered by intramuscular injection once per month during anticipated periods of RSV prevalence in the community, which is typically during the winter months in the Northern Hemisphere. As such, the sales of Synagis reflect this seasonality and occur primarily in the first and fourth quarters of the calendar year. Since its launch in 1998, Synagis has been co-promoted by MedImmune and the Ross Products Division of Abbott Laboratories (“Abbott”). In August 2005, we amended this U.S. co-promotion agreement such that we will now take full responsibility for promoting Synagis in the U.S. starting July 1, 2006.
     Outside the U.S., Abbott International (“AI”), an affiliate of Abbott, exclusively distributes Synagis. Synagis was originally approved by the European Medicines Agency (“EMEA”) in 1999 and the Japanese Pharmaceutical and Medical Devices Agency (“PMDA”) in 2002 for the prevention of serious lower respiratory tract disease caused by RSV. The indication for CHD infants was approved by the EMEA in October 2003 and the PMDA in October 2005. As of December 31, 2005, 64 countries outside the U.S. had approved Synagis for marketing.
     In February 2005, MedImmune and AI amended the international distribution agreement for Synagis to include the exclusive distribution of Numax, a second-generation, anti-RSV MAb, should the product be approved for marketing by regulatory authorities outside of the United States. Under the terms of the amended agreement, AI will be working to secure regulatory approval of Numax outside of the U.S. and, upon receipt of such approval, will distribute and market Numax outside of the United States. As a part of this amendment, we have the option to co-promote Numax with Abbott in up to seven countries outside of the United States. In the U.S., we intend to market and sell Numax on our own.
     In the fourth quarter of 2005, we switched from the lyophilized (freeze-dried) formulation of Synagis to the new liquid formulation of Synagis in the United States. The liquid formulation is a product improvement over the lyophilized version that we believe enhances the convenience for physicians in administering the drug and benefits patients by reducing waiting times.
     In 2005, 2004 and 2003, we reported $1,063 million, $942 million, and $849 million, respectively, in worldwide product sales from Synagis representing 87%, 84%, and 86%, respectively, of our total product sales in each of these three years.
     Ethyol
     Ethyol is used to help prevent certain unwanted side effects of specific types of chemo- and radiotherapies that are used to treat cancer.

     In 1999, the FDA approved the use of Ethyol for the reduction of the incidence of moderate-to-severe dry mouth (xerostomia) in patients undergoing post-operative radiation treatment for head and neck cancer, where the radiation port includes a significant portion of the parotid glands. Xerostomia, both acute and chronic, is a debilitating condition in which saliva production is reduced due to damage caused to the salivary glands by therapeutic radiation. Patients with xerostomia are at increased risk of oral infection, dental cavities and loss of teeth, and often have difficulty chewing, swallowing and speaking.
     Ethyol was initially approved by the FDA in 1995 to reduce the cumulative renal (kidney) toxicity associated with repeated administration of cisplatin (a common chemotherapy agent) to patients with advanced ovarian cancer. In 1996, our supplemental new drug application was also approved under the FDA’s Accelerated Approval Regulations to include treatment of patients with non-small cell lung cancer (“NSCLC”). Products approved under the Accelerated Approval Regulations require further adequate and well-controlled studies to verify and describe clinical benefit. Following completion of such a study, as well as discussions with the FDA on the results of the trial and analysis of changes in the marketplace showing that the use of high-dose cisplatin in this patient population had substantially diminished and is no longer a common treatment in the U.S., we officially withdrew the filing for this indication and modified the label in 2005.
     We are the sole marketer of Ethyol in the U.S., and outside the U.S. we have various distribution and marketing arrangements for the drug, primarily with affiliates of Schering-Plough Corporation (“Schering”). Ethyol has been approved for marketing in 67 countries worldwide, including the United States.
     In 2005, 2004 and 2003, we reported worldwide product sales for Ethyol of $95 million, $92 million, and $100 million, respectively, which represented 8%, 8%, and 10%, respectively, of our total product sales in each of these three years.
     FluMist
     FluMist is a vaccine approved for marketing in 2003 by the FDA for the prevention of disease caused by influenza A and B viruses in healthy children and adolescents, 5-17 years of age, and healthy adults, 18-49 years of age. The vaccine is delivered as a nasal mist and is a live, attenuated vaccine, meaning that it uses modified and weakened live viruses that stimulate the immune system to help prevent the flu. Each year in the U.S., the influenza virus infects an estimated 17 million to 50 million people, many of whom are otherwise healthy children and adults. Vaccination against the influenza virus in the Northern Hemisphere typically commences in October and may last through the peak of the season, which usually occurs in February.
     During the 2005/2006 influenza season, the U.S. Centers for Disease Control and Prevention’s (the “CDC”) Advisory Committee on Immunization Practices (the “ACIP”) included FluMist in the federal government’s Vaccines for Children (the “VFC”) program as an alternative to the trivalent injectable influenza vaccine (“TIV”). As a result, the federal government provides FluMist free of charge to healthy children ages 5 to 18 years who meet the eligibility requirements of the VFC program.
     In 2005, we reported $21 million in total revenues for FluMist, or about 2% of our total revenues. This amount consists of $18 million of product sales of FluMist during the second half of 2005 for the 2005/2006 influenza season and $3 million of product sales in the first quarter of 2005 for the 2004/2005 influenza season. In 2004, we reported $54 million in total revenues for FluMist, or about 5% of our total revenues. This amount was composed of $21 million in product sales of FluMist during the fourth quarter of 2004 for the 2004/2005 influenza season, and $33 million in total revenues related to vaccine sold for the 2003/2004 influenza season that were not reported as revenue until the first half of 2004, representing transfer price revenue for product shipped to Wyeth, our former collaboration partner for FluMist, as well as royalties, supply goal payments and corporate funding from Wyeth. In 2003, we reported $46 million in other revenues for FluMist, or about 4% of our total revenues. This amount was derived solely from milestone and reimbursement payments from Wyeth.
     CAIV-T (cold adapted intranasal influenza vaccine—trivalent) is our next generation, refrigerator-stable influenza vaccine being developed as a potential improved replacement for FluMist. Toward that end, in December 2005 we announced preliminary results from our pivotal study comparing CAIV-T with TIV, which included 8,475 children between the ages of 6 months through 59 months, and demonstrated that CAIV-T showed a statistically significant reduction (55 percent) in influenza illness caused by any influenza strain compared to TIV. We expect to complete our analysis of the safety and efficacy data from this trial and submit it, along with other supportive data, to the FDA in the second quarter of 2006 requesting priority review for the use of CAIV-T as an alternative to TIV in children between the ages of 6 months and 5 years.
     In 2005 we announced a Cooperative Research and Development Agreement with the National Institutes of Health to produce and test live, attenuated intranasal influenza vaccines against pandemic influenza strains. This effort will use our proprietary reverse genetics technology, which allows researchers to remove potentially pathogenic portions of a pandemic virus, thereby making the vaccine and its production safer. MedImmune is offering licenses to its reverse genetics technology to other manufacturers of both pandemic and seasonal influenza vaccines.

Other Products
     We also sold two additional products (CytoGam and NeuTrexin (trimetrexate glucuronate for injection)) in 2005, 2004 and 2003 and a third product (RespiGam) in 2004 and 2003 reporting $42 million, $41 million, and $43 million in combined worldwide product sales for each year, respectively. These amounts represent less than 5% of our total reported product sales in 2005, 2004 and 2003.
•	CytoGam —an intravenous immune globulin product enriched in antibodies against CMV, a herpesvirus. It is indicated for the prevention of CMV disease associated with solid organ transplantation.

•	NeuTrexin —a lipid-soluble analog of methotrexate, approved for use with concurrent leucovorin administration as an alterative therapy for the treatment of moderate-to-severe Pneumocystis carinii pneumonia in immunocompromised patients, such as AIDS patients.

•	RespiGam —an intravenous immune globulin enriched in neutralizing antibodies against RSV, indicated for the prevention of serious RSV disease in children less than 24 month of age with bronchopulmonary dysplasia (BPD) or a history of premature birth (i.e., born at 35 weeks or less gestation). RespiGam, our first anti-RSV product, has been replaced in the marketplace by Synagis, and is no longer manufactured or marketed.
Product Candidates
     A significant portion of our operating expenses are related to the research and development of investigational-stage product candidates. Research and development expenses were $385 million in 2005, $327 million in 2004, and $156 million in 2003. During 2005 and 2004, we also incurred charges for acquired in process research and development (“IPR&D”) of $48 million and $29 million, respectively, in connection with the acquisition of research and development assets that expanded our pipeline. We currently focus our research and development efforts in the therapeutic areas of infectious disease, cancer and inflammatory diseases. Any of our programs in these disease areas could become more significant to us in the future, but there can be no assurance that any program in development or investigation will generate viable marketable products. As such, we continually evaluate all product candidates and may, from time to time, discontinue the development of any given program and focus our attention and resources elsewhere. For example, we discontinued our preclinical research activities targeting TIRC 7 in 2005, and terminated preclinical research relating to technology targeting the enzyme Human Aspartyl (Asparaginyl) Beta-Hydroxylase (HAAH) and PC-cell-derived growth factor (PCDGF) in 2004. We may choose to address new opportunities for future growth in a number of ways including, but not limited to, internal discovery and development of new products, in-licensing of products and technologies, and/or acquisition of companies with products and/or technologies. Any of these activities may require substantial research and development efforts and expenditure of significant amounts of capital.
     The following table summarizes our current product candidate programs and each is described in greater detail on the following pages:

Infectious Disease	Immunology	Oncology
CAIV-T vaccine	Anti-IL-9 MAb	Human papillomavirus vaccine
Numax MAb	Anti-IFN-alpha and Anti-IFNaR MAbs	Vitaxin MAb
Anti-staphylococcal MAb	Anti-HMGB-1MAb	Siplizumab MAb
Epstein-Barr Virus vaccine	Anti-CD19, Anti-CD20, and Anti-CD22 MAbs	MT-103 BiTE
S. pneumoniae vaccine	Anti-chitinase MAb	Anti-EphA2 MAb
RSV/PIV-3/hMPV combination vaccines		Listeria-EphA2 vaccine
Anti-hMPV MAb		Anti-EphA4 MAb
Anti-RSV small molecule compounds		Anti-EphB4 and Anti-EphrinB2 MAbs
Anti-ALK MAb
cMET Avimers
Anti-Eph peptides

Infectious Disease
•	CAIV-T—CAIV-T is our next generation, refrigerator-stable influenza vaccine being developed as a potential improved replacement of our currently marketed frozen influenza vaccine, FluMist. Toward that end, we completed two Phase 3 studies in 2005: a pivotal trial designed to compare CAIV-T with TIV, and a bridging study designed to establish that CAIV-T and FluMist are biologically equivalent. In December 2005, we announced preliminary results from the pivotal study, which included 8,475 children between the ages of 6 months through 59 months, and demonstrated that CAIV-T showed a statistically significant reduction (55%) in influenza illness caused by any influenza strain compared to TIV. We expect to complete our analysis of the safety and efficacy data from this trial and submit it, along with other supportive data, to the FDA in the second quarter of 2006 requesting priority review for the use of CAIV-T as an alternative to TIV in children between the ages of 6 months and 5 years.

Preliminary data from the bridging study, which included 980 healthy participants between the ages of 5 and 49 years, indicated that CAIV-T and FluMist produced similar immune responses. We announced this data in June 2005 and submitted our supplemental Biologics License Application (“sBLA”) to the FDA in September 2005 for approval to use CAIV-T in preventing influenza in healthy individuals 5 to 49 years of age.

•	Numax MAb— In 2005, we moved forward in a number of clinical trials with Numax, which is being developed as a second-generation anti-RSV MAb that may have greater therapeutic benefits than Synagis. In December 2005, we completed enrolling 6,600 infants in a pivotal Phase 3 trial designed to evaluate Numax’s potential to prevent serious RSV in high-risk infants as compared to Synagis. In 2005, we also completed: a Phase 1/2 trial in high-risk infants; enrollment in a late-stage clinical study in children with CHD; and dosing in a Southern Hemisphere re-dosing trial. We also initiated enrollment for a second season in a Phase 3 feasibility study in full-term Native American infants. Recently accumulated epidemiological data indicate that the risks associated with RSV disease for otherwise healthy, full-term Native American infants is similar to those commonly associated with children considered to be at high-risk to the virus.

•	Anti-staphylococcal MAb—During 2005, we licensed worldwide rights from GlaxoSmithKline (“GSK”) to develop certain anti-staphylococcal MAbs. The program includes the A110 molecule, which is in development for the prevention of serious bloodstream infections caused by Staphylococcus in low-birthweight infants. A110 is targeted against Staphylococcus, including coagulase negative Staphylococcus, which is a leading cause of bloodstream infections among infants in the neonatal intensive care unit.

•	Epstein-Barr virus (“EBV”) vaccine—We have rights to a vaccine against certain subunits of EBV, a herpesvirus that is the leading cause of infectious mononucleosis. This vaccine is based upon the major envelope glycoprotein that mediates viral absorption and penetration, and is a major target for the production of neutralizing antibodies stimulated by natural EBV infection. The vaccine is being developed with GSK under a worldwide collaboration, excluding North Korea and South Korea. Data from a 2002 GSK study in Europe showed that the formulations were both well tolerated and highly immunogenic. A Phase 1 trial in patients with cystic fibrosis awaiting lung transplants and a Phase 1 trial in patients awaiting kidney or liver transplants continued in 2005. The vaccine is currently in Phase 2 development.

•	Streptococcus pneumoniae vaccine—In 2000, we granted a worldwide exclusive license to a Streptococcus pneumoniae vaccine to GSK. Streptococcus pneumoniae is a major cause of pneumonia, middle-ear infections and meningitis worldwide, especially in very young children and in the elderly. During 2005, GSK continued the clinical development efforts with this vaccine in two Phase 1 studies that were started in 2003 and 2004.

•	Parainfluenza virus type 3 (“PIV-3”)/RSV/human metapneumovirus (“hMPV”) combination vaccines—In 2005, we conducted additional preclinical research and process development to further evaluate the safety and efficacy of live, attenuated intranasal vaccine candidates targeting combinations of PIV-3 with either RSV or hMPV. In January 2005, we filed an investigational new drug (“IND”) application to begin clinical studies of our RSV/PIV-3 candidate vaccine. During the year, we fully enrolled a Phase 1 trial to evaluate the safety, tolerability and immunogenicity of our lead candidate vaccine in healthy adults. We plan to further advance the RSV/PIV-3 vaccine program before moving ahead with an hMPV/PIV-3 vaccine candidate.

•	Anti-hMPV MAb—hMPV is a respiratory virus with a high incidence of infection in children under the age of five. Early epidemiological studies indicate that outbreaks of hMPV occur on a seasonal basis, with clinical symptoms that are similar to RSV, ranging from mild respiratory problems to severe cough, bronchiolitis, and pneumonia. The very youngest children infected with hMPV often require hospitalization and mechanical ventilation. During 2005, we continued our preclinical epidemiology study designed to evaluate the prevalence of hMPV lower respiratory tract disease. Hospitalized children with lower respiratory tract disease will be evaluated virologically for hMPV, as well as for RSV and PIV.

•	Anti-RSV small molecule compounds—During 2005, we entered into a licensing and collaboration agreement with Biota Holdings Limited to develop and commercialize Biota’s small molecule compounds designed to prevent and treat RSV infection. These compounds are orally available drug candidates, and if successfully developed, could expand the RSV market to other susceptible patient groups beyond those groups currently approved for Synagis, such as older children, the elderly and individuals with compromised immune systems.

Immunology
•	Anti-interleukin-9 (“IL-9”) MAb—IL-9 is a naturally occurring cytokine implicated in the pathogenesis of asthma and may contribute to other types of chronic obstructive pulmonary disease and cystic fibrosis. Data from preclinical studies in models of asthma suggest that IL-9 neutralizing monoclonal antibodies may help reduce airway hyper-reactivity, mucous production and inflammation. During 2005, we continued to enroll patients in a Phase 1 study in which our lead anti-IL-9 antibody was administered subcutaneously. In 2005, we also completed a Phase 1 safety and pharmacokinetics study in which this antibody was administered intravenously to healthy adult volunteers. We are evaluating this molecule as a potential new treatment for symptomatic, moderate-to-severe persistent asthma.

•	Anti-interferon alpha and anti-type 1 interferon receptor MAbs—During 2004, we announced a collaboration with Medarex, Inc. to develop antibodies targeting interferon-alpha and the type 1 interferon receptor. This collaboration is expected to initially focus on two antibodies, one of which is MEDI-545, for the treatment of autoimmune diseases. In October 2005, we filed an IND application to begin clinical studies of MEDI-545, a MAb targeting interferon-alpha. Preclinical data indicate that levels of interferon-alpha are elevated in many patients with active systemic lupus erythematosus and other autoimmune disorders, and may be associated with disease activity. The second molecule, MEDI-546, is a MAb targeting the type 1 interferon receptor. It is currently in preclinical development.

•	Anti-high mobility group box chromosomal protein 1 (“HMGB-1”) MAb—HMGB-1 is a late-acting cytokine believed to be involved in the tissue damage associated with a range of inflammatory illnesses, such as rheumatoid arthritis, sepsis and acute lung injury. Preclinical studies to date have suggested that blocking HMGB-1 may help protect against injury associated with many chronic and acute inflammatory diseases, and may reduce sepsis-related deaths. In 2003, we entered into an agreement with Critical Therapeutics, Inc. to co-develop biological products targeting HMGB-1 to treat severe inflammatory diseases. In 2005, we continued to evaluate HMGB-1’s role in a various inflammatory diseases and continued preclinical testing of anti-HMGB-1 antibodies.

•	Anti-CD19, Anti-CD20 and Anti-CD22 MAbs—During 2005, we acquired Cellective Therapeutics, Inc., which provided us with three preclinical stage programs developing MAbs that target the B-cell antigens CD19, CD20 and CD22. These antigens are believed to play important roles in regulating the immune system. Preclinical studies indicate that antibodies targeting these antigens may block B-cell activities that are associated with many tumors and autoimmune diseases, including multiple myeloma, B-cell lymphomas, rheumatoid arthritis, and systemic lupus erythematosus.

•	Anti-chitinase MAb—During 2004, we acquired the rights from Yale University to a family of proteins known as chitinases that may be important therapeutic targets in a number of cancers, as well as inflammatory and other diseases. During 2005, we continued our preclinical development efforts evaluating the role of chitinases in respiratory diseases.
Oncology
•	Human papillomavirus (“HPV”) vaccine—Since 1997, MedImmune and GSK have been co-developing a vaccine against HPV to prevent cervical cancer under a research collaboration. Final data from a Phase 2 clinical trial with this HPV vaccine, Cervarix, were presented by GSK in February 2004 at The International Papillomavirus Conference and were published in The Lancet in 2004. In 2005, GSK continued a global Phase 3 clinical program, involving approximately 28,000 women, designed to evaluate the safety and efficacy of the vaccine in preventing cervical cancer. Also in 2005, we amended our agreement with GSK, permitting Merck & Co., Inc. (“Merck”), which also has an HPV vaccine, Gardasil®, in Phase 3 development, to sublicense rights to our patents. As a result, we may receive certain milestone payments and royalties on future development and sales from both vaccines as they are developed and should they be approved. Data from Merck’s Phase 3 clinical trial, which showed 100% prevention of high-grade cervical pre-cancers and non-invasive cervical cancers associated with HPV types 16 and 18, were presented in October 2005 at Infectious Diseases Society of America annual meeting. In December 2005, Merck submitted a BLA to the FDA and a Marketing Authorisation Application to the European Medicines Agency for its HPV vaccine. GSK submitted a Marketing Authorisation Application to the European Medicines Agency for Cervarix in March 2006 and is expected to file for regulatory approval in the U.S. by the end of 2006.

•	Ethyol—During 2005, we continued to enroll and treat patients in a Phase 2 trial evaluating Ethyol’s ability to help reduce esophagitis in patients with non-small cell lung cancer. In 2005, we discontinued a Phase 1/2 trial with Ethyol in patients with acute myelogenous leukemia after it was assessed that there was insufficient clinical effectiveness in reducing toxicities of certain increased chemotherapy regimens on these patients at acceptable dose levels.

•	Vitaxin MAb—Vitaxin is our development-stage MAb currently being evaluated in separate trials for advanced melanoma and prostate cancer. Vitaxin has been shown in preclinical studies to block the function of alpha-v beta-3 integrin, which is frequently found on newly-forming blood vessels and certain tumor cells (for example, melanoma, prostate cancer, and tumors with bone metastases). In May 2005, we announced the preliminary data from our Phase 2 study involving 112 patients with stage IV metastatic melanoma, showing a 12.7-month median survival for patients treated with Vitaxin alone. During 2005, we also completed enrolling patients in our Phase 2 trial for hormone refractory prostate cancer. We expect to complete the prostate study in 2006, and assess the data from both Phase 2 trials as we continue to invest in this molecule as a potential cancer therapeutic.

•	Siplizumab MAb—Siplizumab is a humanized MAb that targets CD2, a molecule expressed on certain white blood cells, and appears to have the effect of depleting T-cells and natural killer cells. These properties suggest that siplizumab could provide a treatment for patients with T-cell lymphoproliferative disorders. Animal studies of T-cell leukemia have indicated that siplizumab can help increase survival. In May 2005, we presented preliminary data from a Phase 1 trial run by the National Cancer Institute with siplizumab indicating the antibody was well tolerated in patients with certain T-cell lymphomas and leukemias. Partial disease remissions for some study participants were among the data presented. As a result of the initial observations from this Phase 1 trial, during 2005 we expedited enrollment of patients in an additional Phase 1/2 study using similar dose escalation criteria.

•	MT-103 BiTE—MT-103 is a bi-specific T-cell engager (BiTE™) molecule that binds to B-cell lymphomas expressing the CD19 surface molecule. With its second binding arm, MT-103 recruits and activates T-cells to kill the cancerous B-cells. In 2005, a Phase 1 dose-escalation trial involving continuous infusion of MT-103 in patients with non-Hodgkin’s lymphoma was ongoing in Europe. We anticipate filing an IND for MT-103 in the U.S. in 2006. We are also evaluating the broader application of Micromet’s BiTE technology to other targets of interest, such as BiTEs against EphA2 and carcinoembryonic antigen (CEA).

•	Anti-EphA2 MAbs and vaccines—EphA2 is normally expressed at very low levels on normal epithelial cells, but many different cancers over-express EphA2, including metastatic melanoma, breast, prostate, colon, lung, ovarian and esophageal carcinomas. Further, when over-expressed, EphA2 appears to promote metastases. Based on preclinical studies to date, we believe that targeting EphA2 in animal models may selectively inhibit the growth and survival of malignant cells, without altering the function or survival of corresponding normal cells. In 2004, we licensed the worldwide rights to the Listeria vaccine technologies from Cerus Corporation to target EphA2-expressing tumors. In 2005, we continued our preclinical testing in these areas, applying monoclonal antibody and vaccine research against EphA2. A development plan to initiate clinical trials with an anti-EphA2 MAb in the U.S. is under review.

•	Anti-EphA4 MAb—We have identified EphA4 as a potential new target on certain cancer cells. Preclinical studies indicate that high levels of EphA4 are found on many different cancers, including breast and pancreatic carcinomas, and that targeted intervention against EphA4 may decrease the proliferation and metastatic behavior of these malignant cells. In 2005, we continued our preclinical testing of EphA4 antibodies.

•	Anti-EphB4 and EphrinB2 MAbs—In 2005, we entered into a collaborative agreement with VasGene Therapeutics to develop cancer-focused MAbs targeting a novel member of a subfamily of receptor tyrosine kinases, EphB4, as well as its ligand, EphrinB2. EphB4 is found at high levels on tumor cells and in tumor-associated blood vessels. The binding of EphB4 to EphrinB2 has been linked with the metastatic and angiogenic potential of many cancers. As such, antibodies targeting EphB4 or EphrinB2 may selectively inhibit the growth and survival of tumor cells and tumor-associated blood vessels.

•	Anti-ALK MAb—In 2005, we entered into a licensing and collaboration agreement with Georgetown University for the development of MAbs targeting anaplastic lymphoma kinase (ALK), a member of the insulin receptor family of tyrosine kinases. ALK is found at high levels in cancer cells, where it is believed to play an important role in tumor cell growth and survival. Over-expression of ALK and its ligand, pleiotrophin (PTN), has been confirmed in numerous cancer types, including prostate, breast, colon, lung , pancreatic and ovarian cancers. Further, research has shown that high levels of PTN are associated with lower survival rates, and results from in vivo studies suggest that anti-ALK antibodies may potentially reduce tumor growth and increase survival.

•	cMET Avimers—In 2005, we entered into a licensing and collaboration agreement with Avidia, Inc. to develop anti-cancer products targeting cMET, a receptor tyrosine kinase found in high levels in certain cancer cells. The collaboration also promotes the development of additional targets using Avidia’s Avimer technology. Avimers are small, stable proteins that can act like antibodies and bind selectively to different receptors or ligands. They may have several advantages over MAbs or small molecules as therapeutic products in terms of biological activity, tissue distribution, reduced immunogenicity, and improved manufacturing efficiencies.

•	Anti-Eph peptides—In 2005, we entered into a licensing agreement with the Burnham Institute for Medical Research to develop peptides targeting the EphA and EphB subfamilies of receptor tyrosine kinases. Certain Eph proteins are believed to play an important role in uncontrolled tumor growth and metastasis in many types of human cancers.

Collaborations, Alliances and Investments
     To build, advance and promote our product portfolio, we often seek to augment our own internal programs and capabilities with collaborative projects with a number of outside partners. For our marketed products, we have established certain license agreements, co-promotion arrangements, manufacturing, supply and co-development alliances with pharmaceutical and other biotechnology companies, academic institutions and government laboratories to which we currently pay royalties. For more information on these collaborations, please see Note 16, “Collaborative Arrangements” to our Consolidated Financial Statements. Similarly, for product candidates now in development, we have secured licenses to certain intellectual property and entered into strategic alliances with outside parties for various aspects of research, development, manufacturing and commercialization, pursuant to which we will owe future royalties if the product candidates are licensed and commercialized.
     We also believe that investing in early stage biotechnology companies allows us to benefit from other innovations in the industry. Accordingly, we established MedImmune Ventures, Inc. in 2002 as a wholly owned venture capital subsidiary that makes minority interest investments in biotechnology companies we believe have promising technology. Occasionally, we will make these investments in connection with strategic alliances as we have done with Critical Therapeutics, Inc. and Micromet AG. As of February 25, 2006, MedImmune Ventures has invested approximately $95 million of the $200 million that was allocated to it by MedImmune’s Board of Directors.
Sales and Marketing
     We have developed a sales and marketing organization that focuses on targeting healthcare providers, managed healthcare organizations, specialty distribution companies, chain pharmacies, government purchasers and payers. Approximately 65 sales and managed care representatives cover approximately 1,200 hospitals, managed care organizations, and clinics in the U.S., which specialize in pediatric/neonatal care or transplantation for the promotion of Synagis, FluMist and CytoGam. Approximately 225 sales representatives cover approximately 16,000 pediatric practices in the U.S. for the promotion and detailing of Synagis and FluMist. In addition, approximately 65 oncology/immunology specialists are devoted to the sales and marketing of Ethyol to oncologists practicing in cancer treatment centers, large hospitals and private medical practices. In total, we now employ approximately 460 sales and marketing personnel in the United States.
     Since 1998, we have had a co-promotion agreement with Abbott for the promotion of Synagis in the United States. Under this agreement, Abbott details Synagis to approximately 27,000 office-based pediatricians and 6,000 birth hospitals through its 500 sales representatives. In August 2005, we amended this co-promotion agreement whereby we will take full responsibility for product promotion in the U.S. starting July 1, 2006. We plan to expand the pediatric sales organization by approximately 125 professionals in advance of the 2006/2007 RSV season to replace Abbott’s co-promotion efforts.
     In the U.S., we also rely upon specialty distributors and wholesalers to deliver Synagis to our customers, including physicians, hospitals and pharmacies. In 2003, we launched the Synagis Distribution Network (“SDN”), which significantly reduced the number of distributors and wholesalers involved in the distribution of Synagis with the intention of providing high-quality and consistent services for patients. We reevaluate the distribution network membership every season and make changes as needed to ensure our customers and patients receive the highest levels of service and customer support. In addition to distribution services, there are a relatively small number of specialty distributors who have demonstrated expertise in providing patient support services. There can be no assurances that these distributors will adequately provide their services to either the end users or to MedImmune, nor can there be any guarantee that these service providers remain solvent.
     As discussed in Note 4, “Segment, Geographic and Product Information,” of our Consolidated Financial Statements, we have four major customers who each accounted for over 12% of our total revenue during 2005. Note 4 also contains information concerning the geographic areas in which we operate. We face risks related to foreign currency exchange rates, as discussed under the caption “Risk Factors—Changes in foreign currency exchange rates or interest rates could result in losses.”
Manufacturing and Supply
     We operate commercial manufacturing facilities and distribution facilities in the U.S. and Europe. In addition, we have entered into manufacturing, supply and purchase agreements with other companies to provide certain portions of the production capacity for all of our marketed products and to produce clinical supplies for our development-stage products. Certain materials necessary for our commercial manufacturing of our products are proprietary products of other companies, and in some cases, these proprietary products are specifically cited in our drug application with the FDA such that they must be obtained from that specific, sole source. In addition, certain materials necessary for our commercial manufacturing of our products are only available through one approved single source supplier though the materials are available from more than one supplier. We currently attempt to manage the risk associated with such sole-sourced and single-sourced materials by active inventory management and, where feasible, alternate source development. We monitor the financial condition of our suppliers, their ability to supply our needs and the market conditions for these raw materials. Also, certain materials required in the commercial manufacturing of our products are derived from biological sources. We maintain screening procedures with respect to certain biological sources, where appropriate, and we are investigating alternatives to them.
     Synagis— The primary manufacturing facility for Synagis bulk drug substance is our Frederick, Maryland manufacturing center (“FMC”). The FMC is a biologics facility with cell culture production and associated downstream processing equipment for recombinant products. Filling of Synagis bulk produced at the FMC is performed by Sicor Pharmaceuticals, Inc. and packaging is performed by Cardinal Health PTS, LLC.
     Supplemental supply of Synagis for the U.S. market is manufactured by Boehringer Ingelheim Pharma GmbH & Co. KG (“BI”) under a manufacturing and supply agreement. BI also fills and packages Synagis produced at its German facility. As the sole supplier of Synagis for all territories outside the U.S. and supplemental supplier for the U.S. market, BI is responsible for obtaining and maintaining licensure and approval for making the product at its facility from all appropriate regulatory authorities including the FDA. We plan to continue to rely upon BI for production of additional quantities of Synagis to meet expected worldwide demand for the product.
     Ethyol— All bulk drug substance for Ethyol is produced by a contract manufacturer. In 2005, filling and finishing of all product was completed at our manufacturing facility in Nijmegen, the Netherlands. To backup our own filling and finishing capabilities, we have an agreement with Ben Venue Laboratories, Inc., a subsidiary of BI, to fill and finish Ethyol for sale in the United States.
     FluMist— FluMist is produced at several facilities either owned or leased by MedImmune. The master virus seeds are prepared at our Mountain View, California facility. In 2005, the bulk monovalents and diluent were produced at leased facilities in Speke, the United Kingdom. In December 2005, the FDA approved our recently constructed bulk manufacturing facility, which is also located in the United Kingdom. We plan to begin manufacturing FluMist at this site in 2006. Blending of FluMist into its trivalent formulation and filling of the final vaccine into the Accuspray™ applicators, the non-invasive nasal spray delivery system developed and supplied by Becton, Dickinson and Company, takes place at our Philadelphia, Pennsylvania facilities. In addition to these manufacturing facilities, we own a distribution facility in Louisville, Kentucky from which FluMist is distributed to physicians, pharmacies and government agencies.
     CytoGam —We are in the process of transferring CytoGam manufacturing responsibilities to a different contract manufacturer, a process which is expected to be completed during the second half of 2006. Until the transfer is complete and the new manufacturing sites are approved by the FDA, we expect supply to be limited and sales to be adversely affected.
Patents, Licenses and Proprietary Rights
     The products and product candidates currently being developed or considered for development by MedImmune are in the area of biotechnology, an area in which there are extensive patent filings. We rely on patent protection against use of our proprietary products and technologies by competitors. The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications owned or licensed by us will result in patents being issued or that, if issued, such patents will afford meaningful protection against competitors with similar technology. We currently own or in-license significant intellectual property related to our products or product candidates and own or in-license additional applications for patents currently pending. A list of the U.S. patents we own or exclusively in-license as of February 2006 is filed as Exhibit 99.1 hereto and is incorporated by reference into this annual report on Form 10-K.
Government Regulation
     The research, development, manufacture and sale of our products are subject to numerous complex laws and statutes as well as regulations promulgated by the applicable governmental authorities, principally the FDA in the U.S. and similar authorities in other countries. While there is considerable time and expense associated with complying with these requirements, knowledge of and experience with these matters also yields benefits to MedImmune. For example, the more knowledgeable we are about these matters, the more we are able to design our research, development and manufacturing strategies in a manner that is calculated to obtain regulatory approval to market our products in the applicable countries. Moreover, the complexity of these matters can have the effect of delaying or limiting the number of competing products that can successfully be brought to market. In addition, certain regulatory approval pathways, for example, orphan drug designation in the U.S. for marketing products applicable to rare diseases or small populations, can also have the effect of limiting the number of competing products available in the market.
Competition
     The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include pharmaceutical, chemical and biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of MedImmune. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with those of MedImmune. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture arrangements.
     We expect our products to compete primarily on the basis of product efficacy, safety, patient convenience, reliability and patent position. In addition, the first product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement product and marketing plans, obtain patent protection and secure adequate capital resources.
     We believe that Synagis is the only product currently available for the prevention of RSV disease. However, we are aware of one product, ribavirin, which is indicated for the treatment of RSV disease in the United States. The existence of this product, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by MedImmune.
     In relation to influenza vaccines, in the past, we have been aware of two main manufacturers of TIV sold in the United States. From these two manufacturers, approximately 80 million doses of these inactivated vaccines have traditionally been sold annually in the United States. In August 2005 the FDA also approved an inactivated influenza vaccine manufactured by GSK for distribution in the United States. We are also aware that Merck has licensed a live virus intranasal vaccine, currently available in Russia, and that GSK is developing an intranasal, inactivated influenza vaccine that we understand is in the early stages of clinical testing. If the FDA decides to allow additional manufacturers into the market, it will create additional competition in the influenza vaccine market. Any of the products described here, as well as other products of which we are not aware, may adversely affect the marketability of FluMist.
     Many companies, including well-known pharmaceutical companies, are marketing anti-cancer drugs and drugs to ameliorate or treat the side effects of cancer therapies. These companies, and many others, are seeking to develop new drugs and technologies for various cancer applications. Many of these drugs, products and technologies are, or in the future may be, competitive with our oncology products. In the U.S., we believe that Sanofi-Aventis holds the largest share of the chemotherapy market in terms of both approved products and annual sales. To our knowledge, other companies maintaining a significant active oncology marketing and sales presence include Amgen, Inc., AstraZeneca Pharmaceuticals, LP, Bristol-Myers Squibb Company, Chiron Corporation, Eli Lilly and Company, Genentech, Inc., GSK, Hoffmann-La Roche, Inc., Johnson & Johnson, Pfizer, Inc., and Schering. These companies have greater financial, technical, manufacturing, marketing and other resources than us and may be better equipped than us to develop, market and manufacture these therapies.
     In June 2004, we received a notification from Sun Pharmaceutical Industries, Ltd. that it had submitted an abbreviated new drug application to the FDA seeking approval for a generic version of Ethyol (amifostine). We evaluated all options available to us and in August, 2004, we filed a patent infringement case against Sun Pharmaceutical in the U.S. District Court for the District of Maryland. During 2005 there were no material developments in the proceedings between MedImmune and Sun Pharmaceutical Industries Limited. For additional information see Note 18, “Legal Proceedings,” of our Consolidated Financial Statements.

Officers and Key Employees of the Company

Name	Age	Position	Joined MedImmune
Wayne T. Hockmeyer, Ph.D.	61	Chairman of the Board and Founder; President, MedImmune Ventures, Inc.	1988
David M. Mott	40	Chief Executive Officer, President and Vice Chairman of the Board	1992
James F. Young, Ph.D.	53	President, Research and Development	1989
Edward M. Connor, M.D.	53	Executive Vice President and Chief Medical Officer	1994
William C. Bertrand, Jr., J.D.	41	Senior Vice President, General Counsel, Secretary and Corporate Compliance Officer	2001
Peter A. Kiener, D.Phil.	53	Senior Vice President, Research	2001
Pamela J. Lupien	46	Senior Vice President, Human Resources	2002
Bernardus N. Machielse, Drs.	45	Senior Vice President, Operations	1999
Edward T. Mathers	45	Senior Vice President, Corporate Development	2002
Linda J. Peters	40	Senior Vice President, Regulatory Affairs	2005
R. Michael Smullen	51	Senior Vice President, Sales	1994
Gail Folena-Wasserman, Ph.D.	51	Senior Vice President, Development	1991
Lota S. Zoth, C.P.A.	46	Senior Vice President and Chief Financial Officer	2002
     Wayne T. Hockmeyer, Ph.D.— Dr. Hockmeyer founded MedImmune, Inc. in April 1988 as President and Chief Executive Officer and was elected to serve on the Board of Directors in May 1988. Dr. Hockmeyer became Chairman of the Board of Directors in May 1993. He relinquished his position as Chief Executive Officer in October 2000 and now serves as the Chairman of the Board of Directors and President of MedImmune Ventures, Inc. Dr. Hockmeyer earned his bachelor’s degree from Purdue University and his Ph.D. from the University of Florida in 1972. Dr. Hockmeyer was recognized in 1998 by the University of Florida as a Distinguished Alumnus and in 2002, Dr. Hockmeyer was awarded a Doctor of Science honoris causa from Purdue University. Dr. Hockmeyer is a member of the Maryland Economic Development Commission and the Maryland Governor’s Workforce Investment Board (GWIB). He is also a member of the Maryland Governor’s Scientific Advisory Board. He is a member of the Board of Directors of the publicly traded biotechnology companies, Advancis Pharmaceutical Corp., GenVec, Inc. and Idenix Pharmaceuticals, Inc. and serves on the boards of several educational and philanthropic organizations.
     David M. Mott— Mr. Mott was appointed Chief Executive Officer and Vice Chairman in October 2000 and was also appointed President in February 2004. He joined MedImmune in April 1992 as Vice President with responsibility for business development, strategic planning and investor relations. In 1994, Mr. Mott assumed additional responsibility for the medical and regulatory groups, and in March 1995 was appointed Executive Vice President and Chief Financial Officer. In November 1995, Mr. Mott was appointed to the position of President and Chief Operating Officer and was elected to the Board of Directors. In October 1998, Mr. Mott was appointed Vice Chairman. Mr. Mott is a member of the board of the Biotechnology Industry Organization (BIO), and also serves on the Board of Trustees of St. James School and on the Board of Governors of Beauvoir, the National Cathedral Elementary School. He holds a bachelor of arts degree from Dartmouth College.
     James F. Young, Ph.D.— Dr. Young has over 20 years of experience in the fields of molecular genetics, microbiology, immunology and pharmaceutical development. In December 2000, Dr. Young was promoted to the position of President, Research and Development. He joined MedImmune in 1989 as Vice President, Research and Development. In 1995, he was promoted to Senior Vice President and in 1999 he was promoted to Executive Vice President, Research and Development. Dr. Young received his doctorate in microbiology and immunology from Baylor College of Medicine in Houston, Texas and bachelor of science degrees in biology and general science from Villanova University in Villanova, Pennsylvania. Dr. Young is a member of the Board of Directors of Arriva Pharmaceuticals, Inc. and Iomai Corporation.
     Edward M. Connor, M.D.— Dr. Connor was promoted to executive vice president and chief medical officer in September 2004. He joined MedImmune as Director of Clinical Studies in 1994 and was promoted to Vice President, Clinical Development in 1995. In his current post, he is responsible for directing all medical activities for MedImmune, which include clinical development, medical affairs and product safety. Dr. Connor holds a bachelor’s degree in biology from Villanova University and a medical degree from University of Pennsylvania School of Medicine. He is board certified in pediatrics and is a consultant in pediatric infectious diseases.
     William C. Bertrand, Jr., J.D. — Mr. Bertrand was promoted to Senior Vice President in November 2005, and he serves as our General Counsel, Secretary and Corporate Compliance Officer. He was appointed our first General Counsel in September 2003. He joined MedImmune in 2001 as Vice President, Legal Affairs, and Corporate Compliance Officer. Prior to joining MedImmune, Mr. Bertrand served in various legal positions at Pharmacia Corporation from 1997-2001, including Litigation Counsel, Senior Corporate Counsel and Associate General Counsel. He had also been Associate General Counsel for a life insurance company; a partner at Dickinson, Wright, Moon, Van Dusen & Freeman of Lansing, MI; and taught courses at various institutions, including Seton Hall University School of Law. Mr. Bertrand holds a bachelor of science degree in biology from Wayne State University and a juris doctorate (cum laude) from University of Wisconsin — Madison.
     Peter A. Kiener, D.Phil.— Dr. Kiener was promoted to Senior Vice President, Research, in February 2005 with oversight of our global research activities. He joined MedImmune in 2001 and was named Vice President, Research, in 2003. Prior to joining MedImmune, Dr. Kiener spent 18 years with Bristol-Myers Squibb’s (“BMS”) Pharmaceutical Research Division, finally holding the position of director, immunology, inflammation, pulmonary and oncology drug discovery at the BMS facility in Princeton, New Jersey. Before his employment at BMS, Dr. Kiener previously served as assistant professor at the University of North Texas/Texas College of Osteopathic Medicine’s Department of Anatomy; as a research associate at the Department of Biochemistry, University of Massachusetts (Amherst); and, as a postdoctoral research assistant, Medical Research Council, Sir William Dunn School of Pathology, University of Oxford. Dr. Kiener holds a bachelor of science degree with honors in chemistry from Lancaster University, Lancaster, the United Kingdom, and a doctorate of philosophy in biochemistry from the Sir William Dunn School of Pathology, Oxford University, Oxford, the United Kingdom.
     Pamela J. Lupien— Ms. Lupien was promoted to Senior Vice President of Human Resources in November 2005. She joined MedImmune as Vice President of Human Resources in April 2002. Prior to joining MedImmune, Ms. Lupien was Senior Vice President of Human Resources at Orbital Sciences Corporation from 2000 until 2002. Previously she held a variety of positions of increasing responsibility at James Martin & Company, Betzdearborn, Inc., Freuhauf Trailer Corporation and IBM Corporation. Ms. Lupien has a bachelor’s degree in social sciences from the University of South Florida and a master’s degree in business administration from Jacksonville University.
     Bernardus N. Machielse, Drs.— Drs. Machielse was appointed Senior Vice President, Operations, in January 2005. Drs. Machielse joined MedImmune in May 1999 as Vice President, Quality and was named Senior Vice President, Quality, in September 2003. Prior to joining MedImmune, Drs. Machielse was vice president of quality control and quality assurance for Xoma Corporation of Berkeley, California. He also spent several years in various manufacturing and quality positions at Centocor BV of the Netherlands. Drs. Machielse holds a bachelor of science degree in medical biology and a master of science degree in biochemistry from the University of Utrecht, The Netherlands.
     Edward T. Mathers— Mr. Mathers was named Senior Vice President, Corporate Development, in February 2005. He joined MedImmune as Vice President, Corporate Development, in 2002. Prior to joining MedImmune, Mr. Mathers was Vice President of Marketing and Corporate Licensing and Acquisitions at Inhale Therapeutic Systems. Previously, he enjoyed a successful 15-year career at Glaxo Wellcome, Inc. (now GlaxoSmithKline), holding a number of positions of increasing responsibility in sales and marketing. Mr. Mathers started his career at Ortho Pharmaceuticals Corporation (a division of Johnson & Johnson) as a researcher. He holds a bachelor’s degree in chemistry from North Carolina State University.
     Linda J. Peters— Ms. Peters joined MedImmune as Senior Vice President, Regulatory Affairs, in February 2005. Prior to joining MedImmune, Ms. Peters was Vice President of Global Regulatory Affairs for Baxter Healthcare’s BioScience and Renal businesses. Before that, she served as Director of Regulatory Affairs at Takeda Pharmaceuticals North America and held positions of increasing responsibility at TAP Pharmaceuticals. Ms. Peters earned her bachelor of science and master of science degrees in animal science from Southern Illinois University, and a master of business administration degree from the J.L. Kellogg School of Management at Northwestern University.
     R. Michael Smullen — Mr. Smullen was promoted to Senior Vice President, Sales, in February 2006. He joined MedImmune in 1994 as Vice President, Sales. Prior to joining MedImmune, Mr. Smullen served as national sales director for Synergen, Inc., a biopharmaceutical company, where he was responsible for developing the strategic plan and design for Synergen’s first U.S.-based sales force. Prior to Synergen, Mr. Smullen held the position of national sales director for Fujisawa U.S.A. He was responsible for building Fujisawa’s first U.S.-based sales force, and also helped to establish its first managed care group. Mr. Smullen started his professional career in 1976 as a sales representative at Boehringer Ingelheim, and spent several years at SmithKline Beecham in sales, sales training and sales management. Mr. Smullen holds a bachelor’s degree from Norwich University.
     Gail Folena-Wasserman, Ph.D.— Dr. Folena-Wasserman was promoted to Senior Vice President, Development in February 2002. Dr. Folena-Wasserman joined MedImmune in 1991 as Director, Development and was promoted to Vice President, Development in October 1995. Prior to joining MedImmune, she spent nine years at SmithKline Beecham Pharmaceuticals (now GlaxoSmithKline). Dr. Folena-Wasserman holds a bachelor’s degree in biology and chemistry from Montclair State College in New Jersey, and has a master’s degree in biochemistry and a doctorate in chemistry from the Pennsylvania State University.
     Lota S. Zoth, C.P.A.—Ms. Zoth was appointed MedImmune’s Senior Vice President and Chief Financial Officer in April 2004. Ms. Zoth joined MedImmune in August 2002 as Vice President and Controller. Prior to joining MedImmune, Ms. Zoth was Senior Vice President and Corporate Controller for PSINet, Inc. During her tenure at PSINet, Ms. Zoth led many of the efforts associated with compliance with the bankruptcy court and participated in the due diligence efforts as parts of the company were disposed. Between 1998 and 2000, Ms. Zoth was Vice President, Corporate Controller and Chief Accounting Officer of Sodexho Marriott Services, Inc. Prior to Sodexho Marriott, Ms. Zoth was Vice President, Financial Analysis, for Marriott International, Inc.’s food and management services division. Ms. Zoth is a CPA, and holds a bachelor of business administration (summa cum laude) in accounting from Texas Tech University.
Employees
     We consider relations with our employees to be good. As of December 31, 2005, we had 2,059 full-time permanent employees and 156 full-time temporary employees.
     Approximately 80 of our employees in the U.K. are members of a labor union, with which we renegotiated two-year employment terms in 2005. There can be no guarantee that future negotiations will lead to an outcome that is favorable to MedImmune. If negotiations were to break down between MedImmune and the union, there can be no guarantee that we would be able to manufacture an adequate supply of influenza vaccines.
Investor Information
     MedImmune files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You can inspect, read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.
     You can also obtain copies of these materials at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549. You can obtain information on the operation of the public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (www.sec.gov) that makes available reports, proxy statements and other information regarding issuers that file electronically with it.
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

ITEM 1A.	RISK FACTORS
     Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our securities.
Our revenues are largely dependent on sales of Synagis.
     Sales of Synagis accounted for approximately 87% of our total product sales in 2005 and our revenues will continue to be largely dependent on sales of Synagis for the foreseeable future. Any perceived or actual event or series of events that have a negative effect on sales of Synagis will have a detrimental affect on our financial condition and results of operations. Events which would affect sales of Synagis include, but are not limited to, any product liability claims (whether supported or not), any manufacturing or supply delays, any sudden loss of inventory, any inability to satisfy product demand, any unsuccessful sales, marketing or distribution strategies and any changes in the authorization, policies, or reimbursement rates for Synagis by private or public insurance carriers or programs.
     In addition, Synagis is a biological product regulated and approved for marketing in the U.S. by the FDA and any adverse change in the marketing approval or label for Synagis required by the FDA will have a detrimental affect on our business. We have also created an exclusive network for distribution of Synagis in the U.S., which will have the effect of preventing certain entities from obtaining Synagis and may have the effect of limiting patient access to the product, changing the authorization, policies or reimbursement rates for Synagis by private or public insurance carriers or programs, any of which could result in reduced sales.
     Outside of the U.S., AI is responsible for the distribution and commercialization of Synagis as well as obtaining and maintaining regulatory approval for commercialization. Accordingly, sales of Synagis outside of the U.S. are not within our direct control and any negative effect on AI’s sales of Synagis could affect our revenues related to those sales. In addition, actions of AI related to the regulatory approval or commercialization of Synagis outside of the U.S. could negatively affect our sales of Synagis in the United States.
The seasonal nature of a significant portion of our business causes significant fluctuations in our quarterly operating results.
     Sales of two of our products, Synagis and FluMist, are seasonal in nature. Synagis sales occur primarily in the first and fourth quarters of the calendar year and FluMist sales occur primarily in the second half of the calendar year. This high concentration of product sales in a portion of the year causes quarter-to-quarter operating results to vary widely and would exaggerate the adverse consequences on our revenues of any manufacturing or supply delays, any sudden loss of inventory, any inability to satisfy product demand, the inability to estimate the effect of returns and rebates, or of any unsuccessful sales or marketing strategies during the applicable sales season. Furthermore, our current product base limits our ability to offset in the second and third quarters any lower-than-expected sales of Synagis during the first and fourth quarters or FluMist during the second half of the year.
The approval of CAIV-T is critical to the future of our influenza vaccine business.
     FluMist, in its current frozen formulation, has not been commercially successful. We do not expect our influenza vaccine business to contribute meaningfully to our revenues, income or earnings until and unless we are able to obtain regulatory approval of CAIV-T, the next-generation, refrigerator-stable formulation of FluMist, with a broader approved indication. The timing and outcome of obtaining approval from the U.S. Food and Drug Administration and other similar regulatory agencies in other parts of the world is uncertain. There can be no assurance that any such regulatory agency will approve CAIV-T without the need for additional costly and time-intensive measures; without restrictions as to its marketability; on a timely basis consistent with our expectations; or at all.
Even if CAIV-T is approved, the commercial success of our influenza vaccine business is uncertain and we may not be able to recover the value of our investment.
     Even if CAIV-T is approved, the market for influenza vaccines is competitive and complex. The commercial success of the product will be limited if we cannot successfully manufacture, distribute and sell it in jurisdictions in which it is approved. The marketplace may view our influenza vaccines as competing against the injectable vaccine. FluMist and CAIV-T have a higher cost of manufacturing at their historic and current volumes relative to injectable vaccines. There can be no assurance that demand for our vaccines will support a volume and price that will achieve a profit in accordance with our expectations, or that our revenues for these products will exceed our cost of goods.

     The manufacturing process for FluMist and CAIV-T is complex and product supply will be adversely affected if we are unable to perform the annual update of the formulations for new influenza strains, if we encounter contamination or other problems or difficulties in the process, if we are unable to obtain eggs or other materials necessary for their manufacture, if the regulatory authorities do not approve the product for release, if there is a sudden loss of inventory or for other reasons.
     Our distribution experience relates primarily to sales to wholesalers and specialty pharmaceutical distributors. We have limited experience in distributing and selling products like influenza vaccines that are generally sold in greater volume and smaller order quantities, so there can be no assurance that our distribution and sales systems have been optimally designed to yield the greatest return.
     We have made significant investments in the development and commercialization of live, attenuated intranasal influenza vaccines. In addition to our internal research, development and commercialization activities, these investments also include the research and development conducted by Aviron before our acquisition of that company; the cost of our acquisition of Aviron; the cost of the activities conducted by Wyeth, our former collaboration partner for development, promotion and distribution of these vaccines; the cost of dissolving the collaboration and reacquiring Wyeth’s rights to this franchise; and losses incurred in manufacturing and selling FluMist after its launch. Our results of operations would be negatively affected by impairment charges for the write-down of manufacturing and intangible assets related to FluMist and CAIV-T. For various reasons, primarily those set forth above, there can be no assurance that we will be able to recover the value of our investment in the influenza vaccine business.
Government involvement may limit the commercial success of our influenza vaccine business.
     If an influenza outbreak occurs and is classified as a pandemic or large epidemic by public health authorities, it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities. We have not manufactured a pandemic vaccine to date, but even if we were to do so, the economic value of such a vaccine to the company could be limited. Our primary manufacturing facility for influenza vaccines is in the U.K. and, in an influenza pandemic, the U.K. government may limit our ability to export product outside the United Kingdom.
     Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against influenza, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish competitive market share for our influenza vaccines.
     In addition, current influenza vaccines are trivalent (contain three strains) and are derived from or analogous to two circulating influenza A viral strains and one circulating influenza B viral strain. If the World Health Organization, the U.S. Centers for Disease Control and Prevention or other similar agencies require or recommend changes in influenza vaccines, for example for a monovalent or quadravalent vaccine or for use of a strain that is not currently circulating in the human population, it is uncertain whether we will be able to manufacture such a product at commercially reasonable rates.
We may not be able to bring our product candidates to market.
     Research and development activities are costly and may not be successful, and there can be no assurance that any of our product candidates, even if they are in or approved to enter Phase 3 clinical trials, will be approved for marketing by the FDA or the equivalent regulatory agency of any other country. A significant portion of our annual operating budget is spent on research, development and clinical activities. Currently, numerous products are being developed that may never reach clinical trials, achieve success in the clinic, be submitted to the appropriate regulatory authorities for approval, or be approved for marketing or manufacturing by the appropriate regulatory authorities. There can also be no assurance that we will be able to generate additional product candidates for our pipeline, either through internal research and development, or through the in-licensing or acquisition of products or technology. Even if a product candidate is approved for marketing by the applicable regulatory agency, there can be no assurance that we will be able to successfully manufacture the product on a commercial scale or effectively commercialize the product.
A significant portion of our business is dependent on third parties.
     We license a significant portion of the technology necessary for our business from third parties and rely on third parties for a significant portion of the clinical development, supply of components, manufacturing, distribution, and promotion of our products. The actions of these third parties are outside of our control and the failure of these third parties to act in accordance with their obligations to us would have a material adverse effect on our business. Even if we are legally entitled to damages for a failure of a third party to fulfill its obligations to us, there can be no assurance that such damages will adequately compensate us for indirect or consequential losses such as the damage to a product brand or our reputation. If a third party does not fulfill its obligations to us, we may have to incur substantial additional costs, which could have a material adverse effect on our business.
Defending product liability claims could be costly and divert focus from our business operations and product recalls may be necessary.
     Our products contain biologically active agents that can alter the physiology of the person using the product. Accordingly, as a developer, tester, manufacturer, marketer and seller of biological products, we may be subject to product liability claims that may be costly to defend, regardless of whether the claims have merit, and may require removal of an approved product from the market. If a claim were to be successful, there is no guarantee that the amount of the claim would not exceed the limit of our insurance coverage and available cash or cash equivalents. Further, a successful claim could reduce revenues related to the product, result in the FDA taking regulatory action (including suspension of product sales for an indefinite period) or result in significant negative publicity for us or damage to our product brand. Any of these occurrences could have a material adverse effect on our business and could result in a clinical trial interruption or cancellation. Additionally, product recalls may be necessary either in connection with product liability claims or for other reasons. Any such recall would adversely affect sales of that product.
We may not be able to meet the market demand for our products.
     We generally do not have or contract for redundant supply, production, packaging or other resources to manufacture our products. As a result, we are at risk for business interruption if there is any disruption in the manufacturing chain. Difficulties or delays in our or our contractors’ manufacturing of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation. In addition, because our various manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. In particular, the supply of our products is affected by several manufacturing variables, including the number of production runs, production success rate, product yield and the outcome of quality testing. If we are unable to provide an uninterrupted supply of our products to patients our reputation may be negatively affected, which could have a material and adverse effect on our results of operations.
We may lose product due to difficulties in the manufacturing process.
     Our manufacturing operations expose us to a variety of significant risks, including: product defects; contamination of product or product loss; environmental problems resulting from our production process; sudden loss of inventory and the inability to manufacture products at a cost that is competitive with third party manufacturing operations. Furthermore, we collaborate and have arrangements with other companies related to the manufacture of our products and, accordingly, certain aspects of the manufacturing process are not within our direct control. In addition, we have not produced FluMist for commercial use at higher volumes and may encounter additional unforeseeable risks as we develop additional commercial manufacturing experience with this product.
Certain developments in the United Kingdom could have an adverse effect on our ability to manufacture our products.
     Our operations in the U.K. expose us to additional business risks, and failure to manage those risks could have a material adverse effect on our ability to manufacture influenza vaccines. In particular, in the event of a regional or global influenza pandemic, our facilities in the U.K. may be subject to government nationalization. In addition, the facilities are unionized and manufacturing may therefore be interrupted due to labor action.
Contamination of our raw materials could have a material adverse effect on our product sales, financial condition and results of operations.
     As with other biotechnology companies, the manufacture of our products requires raw materials obtained from a variety of sources including but not limited to animal products or by-products. If these raw materials contain contaminants that are not removed by our approved purification processes, it could result in a material adverse effect on our product sales, financial condition and results of operations and might negatively affect our ability to manufacture those products for an indefinite period of time, regardless of whether such contamination has any proven effect on the safety or efficacy of the product.
Reimbursement by government and third-party payers is critical for the success of our products.
     The cost to individual consumers for purchase of our products can be significant. Accordingly, sales of our products are dependent to a large extent on the insurance reimbursement available for our products. Actions by government and third-party payers to contain or reduce the costs of health care by limiting reimbursement, changing reimbursement calculation methodologies, increasing procedural hurdles to obtain reimbursement or by other means may have a material adverse effect on sales of our products. We fund and accrue for rebates due to government entities subject to reimbursement, primarily Medicaid payments to state governments. State governments have the ability to collect rebates for prior periods’ activity without restriction by statute and accordingly, we may be subject to future rebate claims by entities for product use in the past for which reimbursement was not sought. In addition, there have been numerous proposals in the U.S., both at the state and federal level, as well as in other countries that would, if adopted, affect the reimbursement of our products and could have a material adverse effect on our product sales, results of operations and financial condition.
We rely upon a limited number of pharmaceutical wholesalers and distributors that could affect the ability to sell our products.
     We rely largely upon specialty pharmaceutical distributors and wholesalers to deliver our currently marketed products to the end users, including physicians, hospitals, and pharmacies. There can be no assurance that these distributors and wholesalers will adequately fulfill the market demand for our products, nor can there be any guarantee that these service providers will remain solvent. Given the high concentration of sales to certain pharmaceutical distributors and wholesalers, we could experience a significant loss if one of our top customers were to declare bankruptcy or otherwise become unable to fulfill its obligations to us.
Obtaining and maintaining regulatory approvals to develop, manufacture and market our products is costly and time consuming.
     The development, manufacturing and marketing of all of our products are subject to regulatory approval by the FDA in the U.S., as well as similar authorities in other countries. The approval process for each product is lengthy and potentially subject to numerous delays, which generally would not be in our control. There can be no assurance that any product candidate will be approved for marketing and, if approved, such approval may be limited in scope in such a manner that would harm the product’s potential for market success. Even after a product is approved for marketing, it is still subject to continuing regulation. For example, if new adverse event information about a product becomes available from broader use in the market or from additional testing, we may be required by applicable authorities to recall the product or notify health care providers of additional risks associated with use of the product. In addition, our product labeling and marketing activities may be found to be inconsistent with applicable laws and regulations. Even if we have substantially complied with all applicable laws and regulations, the applicable regulatory authorities have the authority to and may revoke or limit approvals or licenses without consulting or obtaining our consent. If we fail to comply with applicable requirements, we may be subject to: fines; seizure of products; total or partial suspension of production; refusal by the applicable authority to approve product license applications; restrictions on our ability to enter into supply contracts; and criminal prosecution. If we are unable to obtain approvals on a timely basis or at all, if the scope of approval is more limited than expected by us or if we are unable to maintain approvals, our ability to successfully market products and to generate revenues will be impaired.
Patent protection for our products may be inadequate or costly to enforce.
     We may not be able to obtain effective patent protection for our products in development. There are extensive patent filings in the biotechnology industry and the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that our patent applications will result in patents being issued or that, if issued, such patents will afford protection against competitors with similar technology. Litigation may be necessary to enforce our intellectual property rights. Any such litigation will involve substantial cost and significant diversion of our attention and resources and there can be no assurance that any of our litigation matters will result in an outcome that is beneficial to us. We are also aware that regulatory authorities, including the FDA, are considering whether an abbreviated approval process for so-called “generic” or “follow-on” biological products is appropriate. We are uncertain as to when, or if, any such process may be adopted or how such a process would relate to our intellectual property rights, but any such process could have a material effect on the prospects of our products.
If we fail to obtain and maintain any required intellectual property licenses from third parties, our product development and marketing efforts will be limited.
     Patents have been and will be issued to third parties, and patent applications have been filed by third parties, that claim one or more inventions used in the development, manufacture or use of our products or product candidates. These patents (including any patents issuing from pending patent applications), if valid and enforceable, would preclude our ability to manufacture, use or sell these products unless we obtain a license from the applicable third party. These third parties are not generally required to provide us with a license and, as such, obtaining any such licenses may not be possible or could be costly and impose significant ongoing financial burdens on us. There can be no assurance that a license will be available on terms acceptable to us or at all, which could have a material adverse effect on our business. In addition, there can be no assurance that we will be able to obtain an exclusive license to any such patent, and as a result, the third parties or their sublicencees may be able to produce products that compete with ours. Litigation may be necessary to challenge the intellectual property rights of third parties and would involve significant cost and significant diversion of management’s time and resources. There can be no assurance that any such litigation will result in an outcome that is beneficial to us.
Technological developments by competitors may render our products obsolete.
     If competitors were to develop superior products or technologies, our products or technologies could be rendered noncompetitive or obsolete. Developments in the biotechnology and pharmaceutical industries are expected to continue at a rapid pace. Success depends upon achieving and maintaining a competitive position in the development of products and technologies. Competition from other biotechnology and pharmaceutical companies can be intense. Many competitors have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. If a competitor develops a better product or technology, our products or technologies could be rendered obsolete, resulting in decreased product sales and a material adverse effect to our business. Even if a competitor creates a product that is not technologically superior, our products may not be able to compete with such products, decreasing our sales.
We are subject to numerous complex laws and regulations and compliance with these laws and regulations is costly and time consuming.
     U.S. federal government entities, most significantly the FDA, the U.S. Securities and Exchange Commission, the Internal Revenue Service, the Occupational Safety and Health Administration, the Environmental Protection Agency, the Centers for Medicare and Medicaid Services and the U.S. Department of Veteran’s Affairs, as well as regulatory authorities in each state and other countries, have each been empowered to administer certain laws and regulations applicable to us. Many of the laws and regulations administered by these agencies are complex and compliance requires substantial time, effort and consultation with our outside advisors. Because of this complexity, there can be no assurance that our efforts will be sufficient to ensure compliance or to ensure that we are in technical compliance with all such laws and regulations at any given time. In addition, we are subject to audit, investigation and litigation by each of these entities to ensure compliance, each of which can also be time consuming, costly, divert the attention of senior management and have a significant effect on our business, even if we are found to have been in compliance or the extent of our non-compliance is deemed immaterial. If we are found to not be in compliance with any of these laws and regulations, we and, in some cases, our officers may be subject to fines, penalties, criminal sanctions and other liability, any of which could have a material adverse effect on our business.
We cannot control the use of our products.
     The product labeling for each of our products is approved by the FDA and other similar regulatory authorities in other countries and marketed only for certain medical indications, but treating health care practitioners, particularly in the oncology field, are not generally required to restrict prescriptions to the approved label. These practices make it likely that our products are being used for unapproved uses and may subject us to regulatory scrutiny, sanctions or product liability, any of which could have a material adverse effect on our business.
We may not be able to hire or retain highly qualified personnel or maintain key relationships.
     The success of our business depends, in large part, on our continued ability to attract and retain highly qualified scientific, manufacturing and sales and marketing personnel, as well as senior management such as Mr. David M. Mott, our Chief Executive Officer, President and Vice Chairman, and Dr. James F. Young, our President, Research and Development. In addition, we rely on our ability to develop and maintain important relationships with leading research institutions and key distributors. Competition for these types of personnel and relationships is intense among pharmaceutical, biopharmaceutical and biotechnology companies, and any obstacles hindering our ability to attract or retain such employees and relationships could have a material effect on our business. We do not maintain or intend to purchase “key man” life insurance on any of our personnel and, accordingly, our business may be subject to disruption upon the sudden or unexpected loss of a key employee.
If we fail to manage our growth properly, the business will suffer.
     We have expanded significantly in recent years due to both acquisition and internal growth. To accommodate our rapid growth and compete effectively, we will need to continue to improve our management, operational and financial information systems and controls, generate more revenue to cover a higher level of operating expenses, continue to attract and retain new employees, accurately anticipate demand for products manufactured and expand our manufacturing capacity. This rapid growth and increased scope of operations present risks not previously encountered and could result in substantial unanticipated costs and time delays in product manufacture and development, which could materially and adversely affect the business.
Fluctuations in our common stock price over time could cause stockholders to lose investment value.
     The market price of our common stock has fluctuated significantly over time, and it is likely that the price will fluctuate in the future. During 2005, the daily closing price of our common stock on the NASDAQ National Market ranged from a high of $37.06 to a low of $23.32. Investors and analysts have been, and will continue to be, interested in our reported earnings, as well as how we perform compared to our expectations. Announcements by us or others regarding operating results, existing and future collaborations, results of clinical trials, scientific discoveries, commercial products, patents or proprietary rights or regulatory actions may have a significant effect on the market price of our common stock. In addition, the stock market has experienced price and volume fluctuations that have affected the market price for many biotechnology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.
Changes in foreign currency exchange rates or interest rates could result in losses.
     We have entered into a supplemental manufacturing contract denominated in Euros. Fluctuations in the Euro-U.S. Dollar exchange rate would lead to changes in the U.S. Dollar cost of manufacturing. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under this contract, the forward foreign exchange contracts may not mitigate the potential adverse effect on our financial results. In addition, expenditures relating to our manufacturing operations in the U.K. and the Netherlands are paid in local currency. We have not hedged our expenditures relating to these manufacturing operations, and therefore foreign currency exchange rate fluctuations may result in increases or decreases in the amount of expenditures recorded. Additionally, certain of our distribution agreements outside the U.S. provide for us to be paid based upon sales in local currency. As a result, changes in foreign currency exchange rates could adversely affect the amount we expect to collect under these agreements. A substantial portion of our current assets is invested in marketable securities, particularly bonds and other fixed income securities, which are subject to fluctuations in value based on interest rates and other factors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
As of December 31, 2005, there are no unresolved comments from the staff of the Securities and Exchange Commission.

ITEM 2.	PROPERTIES
     Our principal executive and administrative offices and research and development facilities are located in Gaithersburg, Maryland. In 2004, we took occupancy of our new headquarters facility, an owned complex totaling 219,000 square feet consisting of a research and development facility and administrative offices on approximately 23 acres of land. This complex also serves as the site for our pilot lab, which totals 90,000 square feet, including 50,000 square feet of administrative and laboratory space, and is currently under construction. The pilot lab is expected to be substantially complete by April 2006 and fully operational by November 2006. We broke ground at the Gaithersburg headquarters site in 2005 on 142,000 square feet of additional administrative space which is scheduled to be completed by September 2006. We continue to occupy facilities consisting of approximately 113,000 square feet in Gaithersburg, of which approximately 61,000 square feet is leased until the end of 2006 and 52,000 square feet has been extended through April 2007.
     We also own 56,000 square feet of administrative and warehouse space and a 91,000 square foot biologics facility in Frederick, Maryland. The biologics facility includes a cell culture production area used to manufacture Synagis and development-stage projects. In November 2005, we announced the decision to expand our biologics and manufacturing capacity by building a new facility adjacent to the current site in Frederick, Maryland. The first phase of this expansion, originally estimated to be approximately 331,000 square feet, is currently expected to include approximately 493,000 square feet of office, laboratory and manufacturing space. Construction is expected to commence in March 2006, with licensure expected in late 2009. In addition, in Nijmegen, the Netherlands, we own a 21,000 square foot manufacturing facility on 36,000 square feet of land and lease approximately 12,600 square feet of warehouse space. This lease runs through December 2010.
     We operate a number of facilities related to research and development, manufacture and distribution of FluMist and CAIV-T, including: 104,000 square feet of office and laboratory space in Mountain View, California, which is leased through October 2008 with two options to extend for successive three-year periods; approximately 55,000 square feet of space in Philadelphia, Pennsylvania, pursuant to a lease agreement through December 2007, with an option to extend for two terms of three years; approximately 72,000 square feet of office, laboratory and warehouse space in Bensalem, Pennsylvania, pursuant to a lease agreement through June 2008; approximately 72,000 square feet of office, laboratory and manufacturing space in Santa Clara, California, pursuant to a lease agreement through January 2019, with an option to renew for seven years; a fully owned 86,000 square foot distribution facility in Louisville, Kentucky on 19 acres; an 8,900 square foot manufacturing facility in Speke, the U.K., pursuant to a sublease expiring in June 2006; and 94,000 square feet of manufacturing and laboratory space on approximately eight acres of land in Speke pursuant to a lease agreement through 2024.
     We believe that our current facilities and anticipated additions are adequate to meet our research and development, commercial production, and administrative needs for the near term. Additional, long-term laboratory and administrative office space needs at the Gaithersburg headquarters are being evaluated.

ITEM 3.	LEGAL PROCEEDINGS
     Information with respect to legal proceedings is included in Note 18 of Item 8 Consolidated Financial Statements and Supplementary Data and is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR MEDIMMUNE’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock trades on the Nasdaq National Market under the symbol “MEDI.” As of March 3, 2006, we had 1,895 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
     The following table shows the range of high and low prices and year-end closing prices for the common stock for the two most recent fiscal years.

	2005		2004
	High	Low	High	Low
First Quarter	$27.45	$23.20	$26.41	$20.77
Second Quarter	27.55	23.60	25.95	22.91
Third Quarter	33.83	26.48	25.15	21.70
Fourth Quarter	37.58	31.82	28.70	23.62

Year End Close	$35.02		$27.11
     We have never declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently intend to retain any earnings to fund future growth, product development, investments, collaborations and operations.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share data)

	2005(1)(2)	2004(2)	2003	2002(3)(4)	2001(4)
RESULTS FOR THE YEAR
Total revenues	$1,243.9	$1,141.1	$1,054.4	$852.7	$620.7
Gross profit	884.3	757.6	702.8	589.1	442.8
Net earnings (loss)	(16.6)	(3.8)	183.2	(1,098.0)	149.0
Basic earnings (loss) per share	(0.07)	(0.02)	0.73	(4.40)	0.70
Diluted earnings (loss) per share	(0.07)	(0.02)	0.72	(4.40)	0.68

YEAR END POSITION
Cash and marketable securities	$1,471.9	$1,706.1	$1,900.1	$1,423.1	$777.7
Total assets	2,780.0	2,564.4	2,794.6	2,188.3	1,236.9
Long-term debt, including current portion (5)	506.2	507.1	682.1	218.4	9.5
Shareholders’ equity	1,570.5	1,674.6	1,699.2	1,677.2	1,044.3

(1)	Includes charges for acquired in-process research and development (IPR&D) in connection with our acquisition of Cellective on October 14, 2005.

(2)	Includes charges related to the dissolution of the collaboration with Wyeth and reacquisition of full rights to the influenza vaccines franchise.

(3)	Includes a charge for acquired IPR&D in connection with our acquisition of Aviron on January 10, 2002.

(4)	Certain prior year amounts have been reclassified to conform to the current year presentation.

(5)	The 1% convertible senior notes, which have an aggregate principal amount of $500 million, have been classified as current liabilities in our consolidated balance sheet as of December 31, 2005 as we anticipate that the holders will require us to redeem the notes on July 15, 2006, as permitted by the senior notes indenture.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(in millions, except per share data)
2005 Quarter Ended

	Dec. 31	Sept. 30	June 30	Mar. 31
Net product sales	$481.6	$146.0	$84.7	$508.7
Gross profit	341.4	97.3	56.7	388.9
Net earnings (loss)	(22.4)	(64.1)	(44.2)	114.1
Net earnings (loss) per share:
Basic	$(0.09)	$(0.26)	$(0.18)	$0.46
Diluted	$(0.09)	$(0.26)	$(0.18)	$0.45
2004 Quarter Ended

	Dec. 31	Sept. 30	June 30	Mar. 31
Net product sales	$457.8	$92.3	$90.7	$483.2
Gross profit	327.3	51.9	53.4	325.0
Net earnings (loss)	50.5	(65.0)	(100.3)	111.0
Net earnings (loss) per share:
Basic	$0.20	$(0.26)	$(0.40)	$0.45
Diluted(1)	$0.20	$(0.26)	$(0.40)	$0.43

(1)	In accordance with EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which became effective during 2004, our 1% convertible senior notes are now included in diluted earnings per share using the if-converted method, regardless if the market price trigger has been met, unless the effect is anti-dilutive. As required, prior period diluted earnings per share have been restated for comparative purposes. The table below presents a reconciliation of historical and restated diluted earnings per share for the 2004 quarter in which the 1% convertible senior notes were dilutive:

		Weighted
	Net Income	Average Shares	Per Share
	(numerator)	(denominator)	Amount
Quarter ended March 31, 2004
Historical diluted earnings	$111.0	$250.9	$0.44
Assuming conversion of 1% Notes	1.2	7.3	—

Restated diluted earnings	$112.2	$258.2	$0.43

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and the beliefs, assumptions and judgments of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks and uncertainties that are difficult to predict. Readers are referred to the “Forward-Looking Statements” and “Risk Factors” sections in Part I, Item 1 and Part I, Item 1A, respectively, of this document.
INTRODUCTION
     MedImmune is committed to advancing science to develop better medicines that help people live healthier, longer and more satisfying lives. MedImmune currently focuses its efforts on using biotechnology to produce innovative products for prevention and treatment in the therapeutic areas of infectious disease, cancer and inflammatory disease. MedImmune’s scientific expertise is primarily in the areas of monoclonal antibodies and vaccines. MedImmune markets four products, Synagis, FluMist, Ethyol and CytoGam and has a diverse pipeline of development-stage products.
OVERVIEW
     Total revenues for 2005 were $1.2 billion, an increase of 9% over $1.1 billion in 2004, primarily reflecting 13% growth in sales of Synagis to $1.1 billion. We reported a net loss for 2005 of $17 million, or $0.07 per share, compared to a net loss of $4 million, or $0.02 per share, in 2004. Both periods included significant charges associated with the acquisition of research and development (R&D) assets that expanded our pipeline. The 2005 results reflect the impact of $48 million of charges for acquired in-process research and development (“IPR&D”), and 2004 results include acquired IPR&D and impairment charges totaling $102 million for the reacquisition of Wyeth’s interest in the influenza vaccines franchise. We continued to invest aggressively in building our future with R&D expenditures excluding acquired IPR&D increasing to 31% of product sales in 2005, compared to 29% in 2004, as we successfully completed multiple Phase 3 trials, filed three Investigational New Drug applications, and added 11 new targets to our portfolio.
     During 2005, we amended our distribution arrangement with Abbott International (“AI”) to include Numax, which provides us with a larger portion of the economics from our respiratory syncytial virus (“RSV”) franchise outside the U.S. and provides us with the opportunity in seven countries to participate directly in the commercialization of Numax outside the United States. We also amended our co-promotion agreement with Abbott Laboratories (“Abbott”) to take full responsibility for the sales and marketing of Synagis in the U.S. starting in the 2006-2007 RSV season. This will provide us with strategic and operational advantages as we prepare for the continued growth of the pediatric infectious disease component of our business. During the fourth quarter 2005, we successfully transitioned to the liquid formulation of Synagis in the U.S. from the lyophilized (or freeze-dried) form. The liquid formulation is a product improvement over the freeze-dried formulation that we believe enhances the convenience for physicians in administering the drug and has the potential to reduce the waiting time for patients in doctors’ offices and reduce their exposure to sick children. In October 2005, we received regulatory approval in Japan for the use of Synagis as a prevention in pediatric patients with hemodynamically significant congenital heart disease.
     We also made substantial progress in our influenza vaccines franchise with the completion of our Phase 3 study to demonstrate clinical efficacy of CAIV-T over the flu shot. Preliminary data indicates that CAIV-T is 55% more effective than the flu shot in preventing influenza disease caused by any influenza strain in children under 5 years of age. We also completed the Phase 3 study to bridge refrigerator-stable CAIV-T to frozen FluMist, which successfully demonstrated equivalent immunogenicity, and filed a supplemental Biologics License Application with the FDA for approval to use CAIV-T in preventing influenza in healthy individuals 5 to 49 years of age. In addition, we received approval by the U.S. Food and Drug Administration (“FDA”) of our new bulk vaccine manufacturing facility in the United Kingdom. We are also actively pursuing government funding that may be available to U.S. based manufacturers to develop the technology to manufacture influenza vaccines using cell-culture. Although we do not expect frozen FluMist to contribute meaningfully to our revenues until we introduce CAIV-T, we continue to focus on building awareness, support and usage of our live, attenuated intranasal influenza vaccine technology in anticipation of launching CAIV-T in 2007.
     We continued to advance the development of our third-generation antibody product targeting RSV during 2005 with the completion of patient enrollment in two late-stage trials with Numax, in addition to several other supportive studies. We completed enrollment in our pivotal Phase 3 study in which we are comparing the safety and efficacy of Numax to Synagis in reducing RSV hospitalizations in high-risk infants. We expect to have results from this trial in the second half of 2006. We also completed enrollment in a separate, late-stage clinical safety study in the Northern Hemisphere in which Numax will be compared to Synagis for the first time in children with congenital heart disease.
     Research and development activities during 2005 also included the completion of a Phase 2 melanoma study with Vitaxin and completion of patient enrollment in our Phase 2 prostate cancer study with Vitaxin. Data from both of these trials will be evaluated in 2006 as we continue to invest in this molecule as a potential cancer therapeutic. Additionally, we filed three Investigational New Drug applications to begin clinical studies with our antibody candidate targeting lupus; our combination RSV and parainfluenza virus type-3 (“PIV-3”) vaccine candidate; and our H5N1 pandemic vaccine under our research agreement with the National Institutes of Health.
     During the year, we expanded our pipeline of potential product candidates through the in-licensing and acquisition of new product candidates and technologies. We licensed worldwide rights from GlaxoSmithKline (“GSK”) to develop certain anti-Staphylococcal monoclonal antibodies for the prevention of serious bloodstream infections caused by Staphylococcus in low-birthweight infants. We also expanded our oncology pipeline through new collaborations with VasGene Therapeutics, Inc. (“VasGene”), Seattle Genetics, Inc., and Avidia, Inc., in-licensing agreements with Georgetown University, BioWa, Inc, Xencor, Inc., and the Burnham Institute for Medical Research, and the acquisition of Cellective Therapeutics, Inc. (“Cellective”). We also amended our licensing agreement for cervical cancer vaccines with GSK to receive milestone payments and royalties for both GSK and Merck & Co, Inc. (“Merck”) products. In addition, we entered into a collaboration with Avalon Pharmaceuticals, Inc. (“Avalon”) to discover and develop small molecule therapeutic compounds in the area of inflammatory disease. We expanded our RSV research programs by entering into a license and collaboration agreement with Biota Holdings Limited (“Biota”) to develop and commercialize small molecule compounds designed to prevent and treat RSV infection. We also acquired the exclusive worldwide rights to certain intellectual property owned by Mount Sinai School of Medicine of New York University for reverse genetics in the production of influenza vaccines; we now own or have exclusive licenses to all of the key intellectual property for this technology.
     During June 2005, we settled the dispute with Celltech R&D Ltd. related to the Adair 927 Patent, resulting in the dismissal of all pending litigation related to the patent. Under the terms of the settlement, we have no royalty obligation for sales of Synagis before July 1, 2005, which was estimated to range up to $35 million under the original license terms. We agreed to pay Celltech a royalty (which is lower than the royalty rate called for in the original license agreement) based on Synagis sold or manufactured in the U.S. after July 1, 2005. Our overall royalty obligation with respect to sales of Synagis will not materially change as a result of the settlement due to the ability to offset the payments to Celltech against our royalty obligations to certain other licensors.
     Our cash and marketable securities at December 31, 2005 totaled $1.5 billion as compared to $1.7 billion as of December 31, 2004, reflecting the upfront payment of $70 million to Abbott in conjunction with the reacquisition of full promotion rights for Synagis in the U.S., $44 million paid to acquire the outstanding equity interests in Cellective, net of cash acquired, as well as repurchases of approximately 4.0 million shares of our common stock at a total cost of $106 million.
     As we look to the future, we intend to continue to focus on our long-term strategic objectives, including: supporting the continued growth of Synagis and Ethyol; developing FluMist into a better influenza vaccine; developing Numax as a differentiated successor to Synagis; developing our pipeline through our own internal discovery and development efforts and by gaining access to new technologies through acquisition and in-licensing arrangements, resulting in the introduction of two additional products by 2010; elevating science and evolving our R&D governance; and continuing to develop our people, processes and culture.
     We have the following expectations for 2006:
     Total Revenue — Total revenues for 2005 reflected the strong finish for Synagis for the 2004/2005 RSV season that was moderated by the slower than expected start for the 2005/2006 RSV season and the modest sales of frozen FluMist for the 2005/2006 influenza season. We plan to take actions to address and, to the extent possible, mitigate the underlying issues for the slower than expected start to the 2005/2006 RSV season. For 2006, we expect total revenues to grow by about 10 percent to approximately $1.4 billion. Synagis is expected to continue to comprise a majority of our product sales; accordingly, we believe our revenues and operating results will reflect the seasonality of that product’s use to prevent RSV disease, which occurs primarily during the winter months. We do not expect FluMist to be a meaningful contributor to revenue growth before 2007, when we expect to launch CAIV-T, an improved formulation of this influenza vaccine with a label including a broader age indication, in the United States. Accordingly, our 2006 FluMist sales target is approximately three million doses and our marketing efforts are focused on building awareness, support and usage, particularly among pediatricians.

     Gross margin— We expect that our gross margins, excluding stock compensation expense, will be approximately 74 percent of product sales for the full-year 2006. We anticipate that FluMist will continue to exert downward pressure on gross margins until we successfully launch an improved formulation with a broader label. We expect that gross margins may vary significantly from quarter to quarter, based on the product mix and reflecting the seasonality of Synagis and FluMist.
     Research and development expense— We expect research and development expenses, excluding stock compensation expense, to be approximately $400 million, or approximately 30 percent of product sales. We expect that slightly more than half of our current 2006 estimate will occur in the first half of the year.
     Selling, general and administrative expense (“SG&A”)— We expect SG&A, excluding stock compensation expense, as a percentage of product sales to decrease to approximately 38 percent of product sales. Co-promotion expenses will cease mid-year 2006 when we take full responsibility for sales of Synagis in the United States. The savings from reduced co-promotion expenses will be partially offset by approximately $25 million in annualized selling expense related to the addition of 125 new sales representatives to our pediatric sales organization, bringing the total to about 425 by the middle of this year. The additional sales representatives will help us prepare for the anticipated continued growth of the pediatric infectious disease component of our business. Key opportunities in this area include the potential launch of CAIV-T in the fall of 2007; the potential fall 2008 launch of Numax; and the future potential of the anti-Staphylococcal antibody program we licensed from GSK.
     Stock-based Compensation Expense —On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires us to begin recognizing expense associated with share-based compensation arrangements, including stock options. The compensation expense will be based on the fair value of the share-based compensation award at the date of grant and allocated over the period in which the employee is required to render service in order to vest in the award. The expense will be classified in cost of sales, research and development expense and SG&A expense in the same manner as wages are recorded. We anticipate that our pre-tax stock-based compensation expense will approximate $40 million in 2006. Stock compensation expense for certain stock options is not deductible until the employee exercises those options. This will cause our overall effective tax rate to be approximately 42.5%. For a further discussion of the impact of this standard, refer to the section entitled “New Accounting Standards” below and in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements.
     Liquidity —We believe that the holders of our 1% convertible senior notes will require us to redeem the notes on or about July 15, 2006, as provided for under the senior notes indenture. We anticipate using cash and investments on hand, a line of credit and/or another type of financing instrument to repay these notes.
AMENDMENT OF INTERNATIONAL DISTRIBUTION AGREEMENT WITH ABBOTT INTERNATIONAL
     In February 2005, we amended our international distribution agreement with AI to include the exclusive distribution of Numax, our third-generation anti-RSV antibody that is currently in Phase 3 development, outside of the U.S., if and to the extent approved for marketing by the appropriate regulatory authorities. Under the amended terms of the agreement, AI pays us additional compensation as compared to the previous agreement, and such amounts in excess of estimated fair value for product sales of Synagis are recognized as other revenue in the consolidated statement of operations.
AMENDMENT OF CO-PROMOTION AGREEMENT WITH ABBOTT
     In August 2005, we amended our co-promotion agreement with Abbott for sales of Synagis in the United States. Under the terms of the amended agreement, Abbott will continue to provide promotional activities with respect to Synagis until June 30, 2006, at which time we will take full responsibility for Synagis sales and marketing in the United States. We will continue to pay Abbott for their co-promotion services during the 2005/2006 RSV season as provided for under the original agreement. We have agreed to make certain incremental payments, as compared to the original agreement, to Abbott, including milestone-based payments and increased incentive payments contingent upon the achievement of certain sales thresholds during 2005 and 2006. In addition, if Numax is not approved by the FDA before September 1, 2008, we would pay Abbott a portion of the proceeds from the sales of Synagis in the U.S. for up to a two-year period beginning at such time. The present value of the incremental payments that we deem probable have been recorded as liabilities in the consolidated balance sheet and are as follows as of December 31, 2005: Other Current Liabilities, $236.7 million; Other Liabilities, $54.8 million.
     In connection with this transaction, we recorded an intangible asset of $360.4 million which represents the estimated fair value of the exclusive promotion rights, determined as the aggregate present value of the probable incremental payments to be made as a result of the amended terms of the agreement in excess of the value of the co-promotion services to be rendered, as determined under the previous agreement. The intangible asset will be amortized ratably over future sales of Synagis over the expected period of active sales and marketing in the U.S., which are projected to continue through the first half of 2009, as we expect to launch Numax during the 2008/2009 RSV season.
ACQUISITION OF CELLECTIVE THERAPEUTICS, INC.
     On October 14, 2005, we acquired the outstanding equity interests of Cellective, a privately-held development-stage biopharmaceutical company, for approximately $44.0 million in cash, net of cash acquired of approximately $8.9 million. Cellective has three preclinical stage programs developing monoclonal antibodies that target the B-cell antigens CD19, CD20 and CD22, which are believed to play important roles in regulating the immune system and offer potential treatments for cancer and autoimmune diseases. Under the terms of the agreement, we could pay Cellective’s shareholders future contingent payments of up to approximately $105 million should the antibody programs achieve certain product development and sales milestones. Our wholly owned venture capital subsidiary, MedImmune Ventures, Inc., owned approximately 10% of the outstanding equity interests of Cellective prior to the acquisition. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values. In connection with the transaction, we recorded a charge for acquired IPR&D of $43.7 million during the fourth quarter of 2005. The charge for acquired IPR&D is not deductible for tax purposes.
LICENSING AND COLLABORATIVE AGREEMENTS
     In February 2005, we amended our agreement with GSK for the development of HPV vaccines. Under the amended agreement, we may, in addition to receiving milestone payments and royalties from GSK, also receive certain milestone payments and royalties on future development and sales of an investigational HPV vaccine now in Phase 3 development by Merck. The FDA is currently reviewing the Biologics License Application for Merck’s HPV vaccine under priority review, with a review goal date of mid-2006. Merck has also submitted applications for regulatory approval in the European Union, Australia, Mexico, Brazil, Argentina, Taiwan and Singapore. GSK filed its application for regulatory approval for their HPV vaccine in the European Union in March 2006 and expects to file in the U.S. by the end of 2006.
     In August 2005, we licensed worldwide rights from GSK to develop certain anti-Staphylococcal monoclonal antibodies. We will be responsible for future research and development and any resulting second-generation monoclonal antibodies as well as all future sales and marketing activities worldwide. Under the terms of the agreement, we agreed to an upfront fee, and potential milestone payments and royalties on any resulting marketed products. We are also obligated to make future milestone and royalty payments to Biosynexus, Inc., from which GSK originally licensed the BSYX-A110 antibody and related rights in 2002, on behalf of GSK. MedImmune and GSK have been sued by Biosynexus in connection with this transaction. See Note 18, “Legal Proceedings,” to our consolidated financial statements for additional detail.
     In September 2005, we entered into a collaborative agreement with VasGene to develop monoclonal antibodies targeting cancer. Under the terms of the agreement, we will be responsible for the clinical development and commercialization of any resulting products. VasGene received an upfront fee, and could receive development and regulatory milestone payments, as well as royalties on any resulting marketed products. Vasgene will provide research and development support.
     In December 2005, we entered into a licensing and collaborative agreement with Biota to develop and commercialize Biota’s small molecule compounds designed to prevent and treat RSV. Under the terms of the agreement, Biota received an upfront fee, and could receive clinical and regulatory milestone payments and royalties on any resulting marketed products.
     Also in December 2005, we acquired the exclusive worldwide rights to certain intellectual property owned by Mount Sinai School of Medicine of New York University for the use of reverse genetics in the production of influenza vaccine; we now own or have exclusive licenses to all of the key intellectual property for this technology. Under the terms of the agreement, we paid Mount Sinai an upfront fee and agreed to potential milestone payments and royalties on any resulting future product sales.
     We recorded charges totaling $54 million during 2005 and $19 million during 2004 associated with upfront fees and milestone payments under licensing agreements and research collaborations, which are included as a component of research and development expense in the consolidated statements of operations.

NEW ACCOUNTING STANDARDS
     On January 1, 2006, we adopted SFAS 123R, which requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model. Adoption of the expense provisions of the statement will have a material impact on our results of operations going forward. Using the modified prospective transition method of adoption, we will reflect compensation expense in our financial statements beginning January 1, 2006 with no restatement of prior periods. As such, compensation expense will be recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that have not vested as of January 1, 2006. Upon the adoption, we implemented the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
     In December 2004, the FASB issued SFAS 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to require that idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 for inventory costs on January 1, 2006, with an immaterial impact to our consolidated financial position and results of operations.
     In December 2005, the SEC issued an interpretive release entitled “Commission Guidance Regarding Accounting for Sales of Vaccines and Bioterror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile.” This release addresses the timing of revenue recognition for the sale of vaccines related to Federal governmental stockpile programs and allows revenue earned under these programs to be recognized when all of the revenue recognition criteria specified under accounting principles generally accepted in the United States (“GAAP”) and SEC rules and regulations are met, with the exception of those criteria that require a fixed schedule for delivery of goods and that the ordered goods must be segregated from the seller’s inventory. The alternative accounting method described in this release is effective on January 1, 2006. The new interpretive release does not have any impact on our consolidated financial position or results of operations as of and for the year ended December 31, 2005. However, the interpretive release may ease revenue recognition criteria for sales to the federal government under certain stockpile programs, and we may participate at a more significant level in such federal government stockpile programs in the future.
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
     In-Process Research and Development — When we enter into agreements to acquire early to late-stage technology or product candidates, we assign value to acquired in-process technologies by identifying those acquired specific in-process research and development projects that will be continued and for which, as of the acquisition date, technological feasibility has not been established, there is no alternative future use, and the fair value is estimable with reasonable reliability. During 2005, we recorded a charge of $43.7 million for acquired IPR&D in conjunction with the acquisition of the outstanding equity interests in Cellective. The charge represents the estimated relative fair value, as of the purchase date, of the acquired in-process technologies and certain IPR&D projects. Cellective has three preclinical stage programs developing monoclonal antibodies that target the B-cell antigens CD19, CD20 and CD22, which are believed to play important roles in regulating the immune system and offer potential treatments for cancer and autoimmune diseases. We have valued the three preclinical stage programs equally. Significant efforts will be required to complete the projects and we do not anticipate material cash inflows until 8 to 10 years from the acquisition date, if ever. The nature, timing and projected costs associated with the remaining efforts for completion are not reasonably estimable at this time.
     As with all biotechnology products, the probability of commercial success for any one research and development project is highly uncertain. The risks and uncertainties associated with completing development within the projected completion dates and realization of the anticipated return on our investment include the inability to obtain and maintain access to intellectual property, failure in clinical trials, the inability to obtain required regulatory approvals, and the availability of competitive products. If we fail to successfully advance Cellective’s antibody programs, we may not achieve the currently anticipated return on any investment we have made or will make.
     During 2005 and 2004, we recorded charges of $4.7 million and $29.2 million, respectively, for acquired IPR&D in conjunction with our reacquisition of influenza vaccine franchise rights from Wyeth in May 2004. The charges represent the estimated relative fair value, as of the purchase date, of the acquired in-process technologies and certain IPR&D projects, primarily CAIV-T, calculated utilizing the sum of probability-adjusted commercial scenarios, or income approach. The valuation was based upon management’s estimates of the probability of FDA and/or other regulatory body approval and commercial success, including the estimated impact of the size of the indicated population, price, volume, timing of regulatory approval and any potential failure to commercialize the product.
     CAIV-T is not expected to have the logistical and distribution issues associated with the frozen formulation and is expected to have an expanded label. We did not believe that there will be any alternative future use for the in-process technologies that were expensed as of the reacquisition date. In valuing the purchased in-process technologies, we estimated cash inflows based on extensive market research performed on the U.S. marketplace and cash outflows for product costs, milestones and royalties to be paid over a 10-year period assuming approval and U.S. launch in the 2007/2008 timeframe using probability-of-success-adjusted scenarios and a discount rate of 11.3%. Based on current information, management believes that the projections underlying the analysis are reasonable; however, the actual cash inflows or outflows cannot be predicted with certainty.
     As with all biotechnology products, the probability of commercial success for any one research and development project is highly uncertain. If we fail to successfully complete the clinical trials or if CAIV-T is not approved by the FDA as a safe and effective vaccine for our targeted populations, the launch may be delayed or terminated, resulting in a diminished or no return on the purchase price and development costs incurred to date. In addition, as of December 31, 2005, CAIV-T has not been manufactured on a sustained commercial scale. There can be no assurance that commercial scale production could be achieved or sustained. If we fail to obtain FDA approval for the marketing and manufacture of CAIV-T, we will not achieve the currently anticipated return on any investment we have made or will make in CAIV-T.
     Revenue Recognition— We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.
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
     Inventory— We capitalize inventory costs associated with certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale.
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
     We are required to state all inventory at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to multiple factors affecting our inventories and compare these with current or committed inventory levels. In the highly regulated industry in which we operate, raw materials, work-in-process and finished goods inventories have expiration dates that must be factored into our judgments about the recoverability of inventory costs. Additionally, if our estimate of a product’s pricing is such that we may not fully recover the cost of inventory, we must consider that in our judgments as well. In order to reflect inventory at the lower of cost or market, we will record permanent inventory write-downs as soon as determined; such write-downs are permanent in nature and will not be reversed in future periods.
     The valuation of FluMist inventories requires a significant amount of judgment for multiple reasons. Specifically, the manufacturing process is complex, in part due to the required annual update of the formulation for recommended influenza strains, and there can be no guarantee that we will be able to continue to successfully manufacture the product.
     The annual FluMist production cycle begins in October of the year prior to the influenza season in which the product will be available for consumption. For example, the production cycle for the 2006/2007 season began in October 2005. The production cycle begins by preparing the master viral working seeds and preparing the manufacturing facilities for the bulk monovalent production. The next part of the process includes blending three monovalent strains into a trivalent vaccine, filling into intranasal sprayers, packaging sprayers into multi-dose packs and distributing the frozen product. Our raw materials have expiration dates (dates by which they must be used in the production process) that range from 24 months to 60 months. Our semi-processed raw materials and work-in-process inventory have multiple components, each having different expiration dates that range from nine to 24 months. Raw materials, semi-processed raw materials, work-in-process inventory and semi-finished goods may be carried over to succeeding production seasons under certain conditions. Each season’s finished FluMist product has an approved shelf life up to six months and therefore may not be sold in a subsequent season. Thus, if our actual sales fall below our projections, we will be required to write off any remaining inventory balance at the end of the flu season.
     For all FluMist inventory components on hand as of December 31, 2005, we reviewed the following assumptions to determine the amount of any necessary reserves: expected production levels and estimated cost per dose; sales volume projections that are subject to variability; the expected price to be received for the product and anticipated distribution costs; utilization of semi-finished goods inventory for the succeeding production season; and current information about the influenza strains recommended by the Centers for Disease Control and Prevention for the upcoming season’s vaccine. The methodology used to calculate adjustments required to value our FluMist inventories as of December 31, 2005 at net realizable value was consistent with the methodology used for the valuations since product approval in June 2003. The valuation of FluMist inventory as of December 31, 2005 is based on our sales volume estimate of approximately 3 million doses for the 2006/2007 season.
     After completion of the fourth quarter of 2005, we determined that our FluMist sales for the 2005/2006 season would fall short of our previous projections by approximately 1.6 million doses. As such, we recorded additional reserves of approximately $19.1 million to reflect total finished goods inventories for the 2005/2006 season at estimated realizable value. Also during the fourth quarter of 2005, we recorded permanent inventory writedowns totaling $3.8 million to reflect certain semi-finished goods FluMist inventory at net realizable value that we believe will not be useable for the 2006/2007 production season.
     The table below summarizes the activity within the components of FluMist inventories (in millions):

	Gross		Net
	Inventory	Reserves	Inventory
FluMist Details
As of December 31, 2004	$50.7	$(35.7)	$15.0
Raw materials, net	(4.6)	0.9	(3.7)
Cost of goods sold recognized on 2004/2005 inventory	(3.2)	3.1	(0.1)
Cost of goods sold recognized on 2005/2006 inventory	(22.9)	6.0	(16.9)
Production, net	60.0	(14.3)	45.7
Disposals and scrap	(23.6)	2.2	(21.4)

As of December 31, 2005	$56.4	$(37.8)	$18.6

For our other products, we periodically assess our inventory balances to determine whether estimated net realizable value is below recorded cost. Factors we consider include expected sales volume, production capacity, quality standards and expiration dates. During 2005, we recorded permanent inventory write-downs of $3.3 million for certain Synagis lots that were determined to be nonsaleable as they were outside of normal specifications and not recoverable. No other significant inventory adjustments were recorded during 2005.

Sales Allowances and Other Sales Related Estimates—
Reductions to Gross Product Sales
     We record allowances for discounts, returns, chargebacks and rebates to commercial entities as well as rebates due to government entities as reductions to gross product sales. The timing of actual discounts, returns, and chargebacks taken, and rebates paid can lag the sale of the product by a number of months. As such, a significant amount of judgment is required when estimating the impact of sales allowances on gross sales for a reporting period. The assumptions used in developing our estimates of sales allowances include the following key factors:
•	historical trends for discounts, returns, rebate claims, or other claims;

•	our contracts with customers and discount programs;

•	actual performance of customers against contractual discounts tied to volume and compliance targets;

•	proportion of gross sales ultimately used by Medicaid patients;

•	state Medicaid policies and reimbursement practices; and

•	accuracy of reporting by our customers of end-user product sales by state.
     We update these factors for any material changes in facts or circumstances as soon as the changes are known.
     We estimate the amount of rebates due to government entities quarterly based on historical experience, along with updates, and based on our best estimate of the proportion of sales that will be subject to this reimbursement, largely comprised of Medicaid payments to state governments. During the fourth quarter of 2005, we successfully transitioned to the liquid formulation of Synagis in the U.S. from the lyophilized form. The liquid formulation is treated as a new product for purposes of Medicaid rebates. Accordingly, we expect the unit rebate amount for liquid Synagis to be lower than the unit rebate amount for the lyophilized formulation, resulting in a reduction in allowances for government rebates and an increase in net realized price. During the fourth quarter of 2003, we became aware of efforts by several states to collect rebates for product administered in certain settings for which reimbursement was not sought in the past. After analyzing the situation, we determined that the new facts and circumstances warranted an increase in our estimate of rebates due to government purchasers. As such, we recorded additional reserves for past rebates due to government purchasers and increased our estimate of the proportion of current sales that will be subject to reimbursement, given the change in circumstance. Estimation of the probable amount that will be owed to such states requires considerable judgment, and it is possible that the amount ultimately paid could differ significantly from amounts accrued. As of December 31, 2005 and 2004, allowances for government rebates in those states for which reimbursement has not been sought in the past totaled $26.1 million and $20.3 million, respectively. The Company will continue to assess the probability of such rebate assessments, based upon current facts and circumstances.
     For the years ended December 31, 2005, 2004 and 2003, allowances for discounts, returns, chargebacks and rebates due to government purchasers resulted in a net reduction to gross product sales of approximately 10%, 10%, and 9%, respectively. The increase in 2005 and 2004 is attributable to higher levels of Medicaid reporting compliance for reimbursement and increased discounting, as well as the the impact of FluMist sales, which experience higher discount and return rates than our other products.
     Allowances for discounts, returns, and chargebacks, which are netted against accounts receivable, totaled $20.6 million and $14.5 million at December 31, 2005 and 2004, respectively. Allowances for government reimbursements were $52.5 million as of December 31, 2005 and 2004 and are included in accrued expenses in the accompanying balance sheets.
     If our historical trends are not indicative of the future, or our actual sales are materially different from the projected amounts, or if our assessments prove to be materially different than actual occurrence, our results could be affected. The estimation process for determining reserves for sales allowances inherently results in adjustments each year. Additionally, because of the varying lags and the seasonal nature of our largest product, Synagis, our sales discounts, returns, chargebacks and rebates fluctuate throughout the year. If our estimate of the percentage of gross sales to be recorded for sales allowances for Synagis were to increase by 1%, our net product sales for the 2004/2005 Synagis sales season (which runs from July 2004 to June 2005) would have been reduced by approximately $11 million. A decrease of 1% in the sales allowances for Synagis during the same period would have increased our revenues by approximately $11 million.
Selling, General and Administrative Expenses
     We estimate our co-promotion expense and sales commissions by applying an estimated rate that is based upon an estimate of projected sales for the season to our actual sales for the period. As discussed earlier, in August 2005, we amended our co-promotion agreement with Abbott for sales of Synagis in the United States. The value of the co-promotion services to be rendered by Abbott through June 2006 (the remaining co-promotion period), as determined under the previous agreement, will be recorded as co-promotion expense within selling, general and administrative expense. The incremental payments to be made as a result of the amended terms of the agreement in excess of the value of the co-promotion services to be rendered have been recorded as an intangible asset.

     We estimate the level of bad debts by applying a percentage to gross trade accounts receivable balances outstanding at the end of the period, based upon our assessment of the concentration of credit risk, the financial condition and environment of our customers, and any specifically identified doubtful accounts. Because of the seasonal nature of our largest product, Synagis, our accounts receivable balances fluctuate significantly. Accordingly, our allowance for doubtful accounts also fluctuates. Our accounts receivable balances tend to be highest at the end of December and March, while the September balances are somewhat lower as our selling season is just beginning, and the June balances are significantly lower, reflecting the close-out of the prior season. For the years ended December 31, 2004 and 2003, we recorded $2.0 million and $3.8 million, respectively, in reductions to the allowance, largely based on changes in our assessment of credit risk. No significant adjustments to the allowance were recorded during 2005. Bad debt expense is classified as selling, general and administrative expense in our consolidated statements of operations.
     Income Taxes — We record valuation allowances to reduce our deferred tax assets to the amounts that are anticipated to be realized. We consider future taxable income and ongoing tax planning strategies in assessing the need for valuation allowances. In general, should we determine that we are able to realize more than the recorded amounts of net deferred tax assets in the future, our net income will increase in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, our net income would decrease in the period such determination was made. Reversals of valuation allowance related to acquired deferred tax assets, however, would first be applied against goodwill and other intangibles before impacting net income. A tax reserve is recorded when we cannot assert that it is probable that a tax position claimed on a return will be sustained upon challenge by the tax authority. Any change in the balance of a tax reserve during the year is treated as an adjustment to current year tax expense.
     The recognition of income by our U.K. subsidiary and certain prior year true-ups of deferred tax assets of this subsidiary enabled us to release valuation allowances in 2005 and 2004 of $6.5 million and $2.4 million, respectively, resulting in a favorable impact to the consolidated statement of operations. In addition, in 2005 and 2004 we increased valuation allowances by $4.9 million and $14.3 million, respectively, related predominantly to state net operating losses and state research and development credits generated during those periods, as management does not believe that it is more likely than not that wewill generate sufficient taxable income in these jurisdictions to utilize the attributes.
     During 2005, we established additional tax contingency reserves of $1.8 million related to various state matters resulting in additional tax expense. During 2004, we reached a state tax settlement that enabled us to release a tax contingency reserve of $1.5 million, resulting in a benefit to our consolidated statement of operations.
     During the third and fourth quarters of 2005, we made corrections to the previous accounting for deferred tax assets, goodwill, paid -in-capital and tax expense. The corrections related to reporting periods dating back to the acquisition of Aviron, a California-based vaccine company, in January 2002 (“the Acquisition”). The corrections resulted in additional tax expense of approximately $3.2 million for the full year 2005.
     Goodwill and Intangible Assets— We have recorded and valued significant acquired intangible assets. As of December 31, 2005, the unamortized carrying amount of our intangible assets is $323.5 million. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
     During 2005, we recorded an intangible asset in connection with our reacquisition of the co-promotion rights for Synagis in the United States. The value assigned to the intangible asset of $360.4 million represents the estimated fair value of the exclusive promotion rights, determined as the aggregate present value of the probable incremental payments to be made as a result of the amended terms of the agreement in excess of the value of the co-promotion services to be rendered, as determined under the previous agreement. The intangible asset will be amortized ratably over future sales of Synagis over the expected period of active sales and marketing in the U.S., which are projected to continue through the first half of 2009, as we expect to launch Numax during the 2008/2009 RSV season.
     In connection with the Acquisition, we recorded $129.4 million of acquired intangible assets. We engaged independent valuation experts who reviewed our critical assumptions and assisted us in determining a value for the identifiable intangibles. Of the $129.4 million of acquired intangible assets, $90.0 million was assigned to the worldwide collaborative agreement with Wyeth for the development, manufacture, distribution, marketing, promotion, and sale of FluMist. We estimated the fair value of the Wyeth agreement using the sum of the probability-adjusted scenarios under the income approach. In applying this method, we relied on revenue assumptions, profitability assumptions and anticipated approval dates. The remaining $39.0 million was assigned to a contract manufacturing agreement with Evans Vaccines Limited. We estimated the fair value of the Evans agreement using the cost approach, which is based on the theory that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced. In our analysis, we reduced replacement cost for such factors as physical deterioration and functional or economic obsolescence. As a result of the dissolution of the collaboration with Wyeth during 2004, we recorded a permanent impairment loss of $73.0 million that represented the remaining unamortized cost of the related intangible asset.
     During 2005, we made adjustments to goodwill totaling $13.8 million, of which $10.0 million resulted from the correction to certain prior period purchase accounting adjustments related to the Acquisition, and $3.8 million resulted from current year purchase accounting adjustments, as discussed in the income tax section above and more fully detailed in Note 15, “Income Taxes,” to our consolidated financial statements. During 2004 and 2003, we made adjustments to goodwill recorded in the Acquisition of $11.2 million and ($2.4) million, respectively, reflecting adjustments to deferred tax assets relating to the resolution of income tax related uncertainties. We review goodwill for impairment at least annually (during the fourth quarter) and during interim periods if an event that could result in an impairment occurs. As of December 31, 2005, we have not identified any impairment of goodwill; $11.0 million of goodwill remains on the consolidated balance sheet.
     Investments in Debt and Equity Securities— Our short-term and long-term investments are subject to adjustment for other-than-temporary impairments. Impairment charges are recognized in the consolidated statements of operations when a decline in the fair value of an investment falls below its cost value and is judged to be other than temporary. We consider various factors in determining whether an impairment charge is required, including: the length of time and extent to which the fair value has been less than the cost basis; the financial condition and near-term prospects of the issuer; fundamental changes to the business prospects of the issuer; share prices of subsequent offerings; and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During 2005, 2004 and 2003, we recorded impairment losses of $8.6 million, $13.7 million and $1.7 million, respectively, based on the duration and magnitude of the declines in the fair value of certain of our investments, as well as the financial condition and near-term prospects of the investee companies.
RESULTS OF OPERATIONS
Comparison of 2005 to 2004
Revenues — Product Sales

(in millions)	2005	2004	Change
Synagis
Domestic	$905.2	$833.6	9%
International	157.7	108.7	45%

	1,062.9	942.3	13%

Ethyol
Domestic	89.6	88.4	1%
International	5.4	4.0	36%

	95.0	92.4	3%

FluMist	21.3	48.0	(56)%
Other Products	41.8	41.3	1%

Total Product Sales	$1,221.0	$1,124.0	9%

     Synagis — Synagis accounted for approximately 87% and 84% of our product sales for 2005 and 2004, respectively. We achieved a 9% increase in domestic Synagis sales to $905.2 million for 2005, up from $833.6 million in 2004. The growth over the prior year period resulted from a 5.5% increase in the domestic sales price along with a 4% increase in unit sales volume. While sales of Synagis finished strong for the last half of the 2004/2005 RSV season, the 2005/2006 RSV season started slower than expected due primarily to changes in payer guidelines that led to delays of when many patients received their first dose of Synagis, the effects of Hurricanes Katrina and Rita on certain sales territories, and an early disruption in the product’s distribution network caused by the departure of a large distributor prior to the 2005/2006 season. In addition, sales patterns in the fourth quarter of 2005 were affected by conversion of the U.S. supply from the lyophilized formulation to the new liquid formulation of Synagis, which primarily occurred during the month of November.
     Our reported international sales of Synagis increased to $157.7 million in 2005 compared to $108.7 million in 2004, primarily due to continued demand growth in several key international markets and the timing of stocking patterns for the 2005/2006 season, partially offset by the unfavorable currency translation impact of a strengthened U.S. dollar. During 2005, the label for Synagis was expanded in Japan to include children with congenital heart disease.

     Ethyol — Ethyol accounted for approximately 8% of our product sales for 2005 and 2004. Worldwide Ethyol sales increased slightly to $95.0 million in 2005, as compared to $92.4 million in 2004, primarily due to an increase in the domestic sales price along with modest growth in international sales volumes for 2005.
     FluMist — FluMist accounted for approximately 2% and 4% of our product sales for 2005 and 2004, respectively. Sales of FluMist were $21.3 million in 2005, as compared to $48.0 million in 2004, a decrease primarily due to lower unit sales volumes and the timing of revenue recognition for product shipped during 2003. Our 2005 sales of FluMist are comprised of 0.3 million doses sold during the first quarter of 2005 as the 2004/2005 influenza season came to an end and 1.3 million doses sold during the second half of 2005 related to the 2005/2006 influenza season. Our 2004 sales of FluMist of $48.0 million consisted of product sales for the 2004/2005 flu season of $20.9 million, representing estimated net doses of approximately 1.7 million, as well as $27.1 million of transfer price for product shipped to Wyeth during 2003 for the 2003/2004 influenza season. At December 31, 2003, the variables associated with FluMist product revenues were not determinable, largely due to low sales volume and the lack of returns history and comparable rebate redemption rates for the new product. As a result, product revenues associated with the doses that were shipped to Wyeth in 2003 were not recognized until the first quarter of 2004.
     Other Products — Sales of other products include sales of CytoGam, NeuTrexin, and by-products that result from the CytoGam manufacturing process, as well as sales of RespiGam in 2004, and amounted to $41.8 million in 2005 as compared to $41.3 million for 2004. The increase is primarily due to a 3% increase in sales of CytoGam. We are in the process of transferring CytoGam manufacturing responsibilities to different contract manufacturers, a process which is expected to be completed during the second half of 2006. Until the transfer is complete and the new manufacturing sites are approved by the FDA, we expect supply to be limited and that sales will be adversely affected.
Revenues — Other Revenues
     Other revenues increased to $22.9 million for 2005 compared to $17.1 million for 2004. Other revenues in 2005 include $17.1 million of revenue related to the amended terms of our international distribution agreement with AI, which represents amounts received in excess of the estimated fair value for product sales of Synagis, as explained in Note 16, “Collaborative Arrangements,” to our consolidated financial statements. Other revenues in 2004 are largely comprised of contractual payments received from Wyeth prior to dissolution of our collaboration, including royalties related to the 2003/2004 influenza season and corporate funding for clinical development and sales and marketing programs. Other revenues in 2004 also include $7.5 million of milestone revenue recognized under our international distribution agreement with AI upon the achievement of end-user sales of Synagis outside the U.S. in excess of $150 million in a single RSV season.
Cost of Sales
     Cost of sales for 2005 decreased 8% to $336.7 million from $366.4 million for 2004. Gross margins on product sales were 72% for 2005, up five percentage points from gross margins of 67% for 2004. Gross margins for all products, excluding FluMist, improved to 76% in 2005 from 75% in 2004, primarily due to manufacturing efficiencies and the $4.9 million recoupment of past royalty overpayments that was recognized as a reduction to cost of sales during the third quarter of 2005. The impact of FluMist reduced overall gross margins in 2005 and 2004 by four percentage points and eight percentage points,respectively . FluMist exerted less of a negative impact on gross margins for 2005 due primarily to focused efforts to gain manufacturing efficiencies and improved net revenue estimates for the 2006/2007 influenza season (see further discussion of inventory in the Critical Accounting Estimates section of this Management’s Discussion and Analysis).
Research and Development Expenses
     Research and development expenses of $384.6 million in 2005 increased 18% from $327.3 million in 2004. Research and development expenses, as reported in the accompanying statements of operations, included both our ongoing expenses of drug discovery and development efforts, as well as costs related to the technology transfer and transition activities associated with reacquisition of the influenza vaccines franchise from Wyeth during 2004. The increase is due largely to direct costs associated with ongoing and additional clinical and preclinical trials for product candidates, increases in headcount and related expenses in support of increased research and development activities and upfront licensing fees and milestone payments related to in-licensing agreements and research collaborations. Upfront fees and milestones incurred in connection with research collaborations and in-licensing agreements were $54 million in 2005 versus $19 million in 2004. Also included in research and development expenses in 2005 and 2004 are $2.0 million and $27.8 million, respectively, in costs for technology transfer and transition activities associated with our assumption of research and development activities related to the influenza vaccines franchise. Research and development expenses in 2005 were 31% of product sales versus 29% of product sales in 2004, reflecting the continuing investment to bring new products to market as part of our long-range plan.
     We have several programs in clinical and pre clinical development, and a summary of our more significant current internal research and development efforts is as follows:

Product		Stage of
Candidates	Description	Development
CAIV-T	Refrigerator-stable version of intranasal influenza vaccine, live	Phase 3
Numax	Second-generation monoclonal antibody for prevention of RSV	Phase 3
Vitaxin	Monoclonal antibody for the treatment of melanoma and prostate cancer	Phase 2
Ethyol	Subcutaneous administration in non-small cell lung cancer patients-reduction of esophogitis and pneumonitis	Phase 2
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (“SG&A”) expenses increased 25% to $498.4 million in 2005 compared to $400.2 million in 2004. The increase is largely attributable to increased co-promotion expense, corresponding to the increase in domestic Synagis sales, and the continued expansion of the pediatric commercial organization. Co-promotion expense was $192.2 million in 2005 and $168.3 million in 2004. Also included in SG&A expense in 2005 is amortization expense of $41.3 million associated with the intangible asset for U.S. co-promotion rights for Synagis that was acquired and recorded during the third quarter of 2005. As a percentage of product sales, SG&A expense increased to 41% of product sales for 2005 compared to 36% of product sales in 2004.
Impairment of Intangible Asset
     As a result of entering into agreements to dissolve the collaboration with Wyeth during April 2004, we recorded a permanent impairment loss of $73.0 million that represented the remaining unamortized cost originally recorded for the collaboration with Wyeth.
Acquired IPR&D
     We recorded charges for acquired IPR&D of $43.7 million in 2005 in conjunction with the acquisition of the outstanding equity interests in Cellective. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values, with a portion allocated to the estimated value of acquired IPR&D.
     During 2005 and 2004, we also recorded charges for acquired IPR&D of $4.7 million and $29.2 million, respectively, in conjunction with our reacquisition of the influenza vaccines franchise from Wyeth. The charges represent the estimated relative fair value of purchased in-process technologies and research and development projects, primarily CAIV-T at the acquisition date, including the impact of subsequent milestone payments, calculated utilizing the income approach. See further discussion of IPR&D in the Critical Accounting Estimates section of this Management’s Discussion and Analysis.
Loss on Investment Activities
     We recorded a net loss on investment activities of $8.6 million during 2005, compared to a net loss of $2.7 million during 2004. The 2005 net loss consists primarily of impairment write-downs due to the decline in fair value of certain of our investments in private companies below their cost basis that were determined to be other-than-temporary. The 2004 net loss consists of impairment write-downs of $13.7 million which are partially offset by realized gains on sales of common stock and other investments totaling $11.0 million.
Income Taxes
     We recorded income tax expense of $24.1 million for 2005 compared to an income tax benefit of $5.4 million for 2004. Income tax expense in 2005 was affected by the non-deductible acquired IPR&D charge of $43.7 million related to the acquisition of Cellective as well as by $3.2 million relating to corrections made in the second half of 2005 to the prior accounting for income taxes, as more fully discussed in Note 15, “Income Taxes,” to our consolidated financial statements. The corrections were comprised of amounts related to reporting periods dating back to the acquisition of Aviron in January 2002. Excluding both the acquired IPR&D charge and the effect of the corrections, the effective tax rate for 2005 was approximately 41%. Comparatively, the effective tax rate for 2004 was 33%, excluding the impact of the termination of the Wyeth agreements, including approximately $6.9 million of non-deductible charges for acquired IPR&D incurred during the second quarter of 2004. The increase in the effective rate, excluding non-deductible charges, in 2005 is attributed to the lower level of pre-tax book income that amplifies the impact of certain nondeductible items, a decrease in the R&D tax credits available and higher state taxes.
Net Earnings
     We reported a net loss for 2005 of $16.6 million, or $0.07 per share compared to a net loss for 2004 of $3.8 million, or $0.02 per share. Shares used in computing losses per share for 2005 and 2004 were 246.9 million and 248.6 million, respectively.
     We do not believe inflation had a material effect on our financial statements.
Comparison of 2004 to 2003
Revenues—Product Sales

(in millions)	2004	2003	Change
Synagis
Domestic	$833.6	$777.1	7%
International	108.7	72.2	51%

	942.3	849.3	11%

Ethyol
Domestic	88.4	94.4	(6)%
International	4.0	5.8	(30)%

	92.4	100.2	(8)%

FluMist	48.0	—	N/A
Other Products	41.3	43.1	(4)%

Total Product Sales	$1,124.0	$992.6	13%

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
     Synagis— Synagis accounted for approximately 84% and 86% of our product sales for 2004 and 2003, respectively. We achieved a 7% increase in domestic Synagis sales to $833.6 million for 2004, up from $777.1 million in 2003. Of the 7% growth year over year, five percentage points resulted from price increases and four percentage points were due to higher sales volumes, which were partially offset by higher sales allowances that caused a reduction of two percentage points. Our reported international sales of Synagis increased to $108.7 million in 2004 compared to $72.2 million in 2003, largely due to a 33% increase in units sold to Abbott International (“AI”), our exclusive distributor of Synagis outside of the United States. We believe this growth was primarily due to increased product demand by our end users, including physicians, hospitals, and pharmacies. Also contributing to international sales growth was an increase in the sales price caused by a change in the mix of countries to which we sell Synagis internationally that favorably impacted the average sales price, and the favorable currency translation impact of a weakened U.S. dollar.
     Ethyol— Ethyol accounted for approximately 8% and 10% of our product sales for 2004 and 2003, respectively. Worldwide Ethyol sales declined 8% to $92.4 million in 2004, as compared to $100.2 million in 2003. Domestic sales of Ethyol declined 6% from prior year, driven by an eight percentage point decline due to volume and an additional four points due to an increase in sales allowances, offset by six growth points due to price increases. We believe that the lower domestic sales volumes for 2004 were largely due to the depletion of wholesaler inventories from December 31, 2003 levels to accommodate end-user demand and the impact, which we believe was temporary, of the adoption of a relatively new form of radiation treatment in the head and neck cancer market. International sales of Ethyol declined over the prior year, primarily due to a 58% decrease in unit volume to our international distribution partner, Schering.

     FluMist— Our 2004 product sales of FluMist amounted to $48.0 million, including product sales for the 2004/2005 flu season of $20.9 million, representing estimated net doses of approximately 1.7 million. 2004 sales also included transfer price revenues of $27.1 million for product shipped to Wyeth, our former partner, during 2003 related to the 2003/2004 season. At December 31, 2003, we concluded that the variables associated with FluMist product revenues were not determinable, largely due to low sales volume and the lack of returns history and comparable rebate redemption rates for the new product. As a result, no product revenues were recognized during 2003 associated with the 4.1 million doses that were shipped to Wyeth during 2003.
     Other Products— Sales of other products included sales of CytoGam, RespiGam, NeuTrexin and by-products that result from the CytoGam manufacturing process and amounted to $41.3 million in 2004 as compared to $43.1 million in 2003. The slight decrease was primarily due to the decline in sales of RespiGam, which has been replaced in the marketplace by our second-generation RSV product, Synagis, and is no longer manufactured.
Revenues—Other Revenues
     Other revenues of $17.1 million for 2004 were lower than 2003 other revenues of $61.8 million largely due to decreased revenues under collaborative agreements. During 2004, we recognized $7.5 million of milestone revenue under our international distribution agreement with AI upon the achievement of end-user sales of Synagis outside the U.S. in excess of $150 million in a single RSV season. Other revenues in 2004 also included contractual payments received from Wyeth prior to dissolution of our collaboration, including royalties related to the 2003/2004 influenza season, supply goal payments, and corporate funding for clinical development and sales and marketing programs. During 2003, we recognized $45.9 million of revenues under the collaboration with Wyeth related to milestone payments, supply goal payments, and funding for clinical development and marketing programs. Also during 2003, we recognized $7.5 million of milestone revenue for achieving in excess of $100 million in end-user sales of Synagis outside the U.S. during a single RSV season.
Cost of Sales
     Cost of sales for 2004 increased 26% to $366.4 million from $289.8 million for 2003. Gross margins on product sales were 67% for 2004, down four percentage points from gross margins of 71% for 2003. Gross margins for all products, excluding FluMist, aggregated to 75% of product sales for both 2004 and 2003. The negative impact of FluMist on gross margins was less in 2003 than 2004 largely due to the shift in costs of FluMist manufacturing that were included in inventory and cost of goods sold during 2004, but were expensed as other operating costs during the first quarter of 2003, prior to FDA approval of the product.
Research and Development Expenses
     Total research and development expenses more than doubled during 2004 to $327.3 million from $156.3 million in 2003. Research and development expenses, as reported in the accompanying statements of operations, included both our ongoing expenses of drug discovery and development efforts, as well as costs related to the technology transfer and transition activities associated with reacquisition of the influenza vaccines franchise from Wyeth during 2004. The technology transfer and transition costs, totaling approximately $27.8 million, were largely amounts paid to Wyeth for collection and analysis of data from five late-stage CAIV-T studies conducted by Wyeth over the last several years, including assistance in documenting study reports, closing and locking databases for clinical trials, and transition of clinical study results to our clinical databases. The costs also included payments for the maintenance of the CAIV-T development facility and production of CAIV-T clinical trial material, as well as assistance with internal technology transfer of manufacturing operations for CAIV-T.
     The increase in our ongoing expenses of drug discovery and development efforts was related to a large number of new and ongoing clinical and preclinical studies, particularly for Numax, CAIV-T and Vitaxin, as well as costs associated with the expansion of infrastructure to support these studies. During November 2004, we advanced the Numax program into Phase 3 clinical trials, with a pivotal head-to-head trial with Synagis, and a second trial designed to assess whether Numax can reduce the incidence of RSV hospitalization in Native American infants. We were also completing a Phase 1/2 trial with Numax. During October, we initiated a Phase 3 trial to compare CAIV-T to the traditional injectible flu vaccine in children from 6 months to 59 months of age, and a Phase 3 bridging study designed to compare CAIV-T with frozen FluMist. We also progressed with two ongoing Phase 2 trials for Vitaxin targeting melanoma and prostate cancer, while we discontinued two trials for Vitaxin targeting rheumatoid arthritis and psoriasis based on preliminary data suggesting lack of clinical benefit in these inflammatory diseases. Also during 2004, we began a Phase 1 clinical trial with an anti-interleukin-9 (IL-9) monoclonal antibody to evaluate the molecule as a potential treatment for symptomatic, moderate to severe persistent asthma. During 2004, we also made a $15.0 million payment to Medarex, Inc. as part of a new collaboration to co-develop antibodies targeting interferon-alpha and the type 1 interferon receptor for the treatment of autoimmune diseases.

Selling, General and Administrative Expenses
     SG&A expenses increased 17% to $400.2 million in 2004 compared to $340.9 million in 2003. The increase was largely attributable to costs associated with expanding the pediatric commercial organization, increased co-promotion expense, and increased marketing activities and professional services. Co-promotion expense was $168.3 million in 2004 and $155.1 million in 2003. Excluding the amounts incurred during 2004 for Wyeth-related transition activities and the favorable impact in both years of adjustments to the bad debt provision based upon changes in our assessment of credit risk, SG&A expense as a percentage of product sales was 36% and 35% in 2004 and 2003, respectively.
Other Operating Expenses
     Other operating expenses, which reflect manufacturing start-up costs and other manufacturing related costs, decreased to $8.6 million in 2004 from $26.1 million in 2003. The decrease was due to the shift in the costs of FluMist manufacturing that were in inventory and cost of goods sold in 2004, but were expensed as other operating costs in 2003 prior to the June 2003 approval of FluMist. Other operating expenses in both periods also included excess capacity charges associated with the plasma production portion of the Frederick Manufacturing Center.
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
Interest Income and Expense
     We earned interest income of $65.5 million for 2004, compared to $56.8 million in 2003, reflecting higher average investment balances and higher average rates. Interest expense for 2004, net of amounts capitalized, was $8.4 million, down from $10.3 million in 2003. The decline was due to the retirement of the 5 1/4% convertible subordinated notes in March 2004, partially offset by a decrease in the amount of interest cost capitalized in 2004 versus the prior period, due to the completion of several large construction projects in 2004, including the new R&D facility and corporate headquarters in Maryland.
Gain (Loss) on Investment Activities
     We incurred a $2.7 million loss on investment activities for 2004, compared to a gain of $3.4 million in 2003. The 2004 loss consisted of impairment write-downs of $13.7 million due to the decline in fair value of certain of our investments in private companies below their cost basis that were determined to be other-than-temporary, partially offset by net realized gains on sales of common stock and other investments totaling $11.0 million. During 2003, we recognized gains on the sale of common stock and other investments of $5.9 million, partially offset by impairment write-downs and charges to record our portion of our minority investees’ operating results as required by the equity method of accounting.
Income Taxes
     We recorded an income tax benefit of $5.4 million for 2004, resulting in an effective tax rate of 59%. Comparatively, we recorded income tax expense of $108.0 million for 2003, which resulted in an effective tax rate of 37%.
     The year-over-year change in our estimated effective tax rate was due in part to $6.9 million of non-deductible charges for acquired IPR&D during the second quarter of 2004. Our effective tax rate in 2004 was also favorably impacted by the increase in credits available for research and development activities, including credits earned for orphan drug status of certain research and experimentation activities, corresponding to the overall growth in research and experimentation activity over 2003. These credits will vary from year to year depending on our activities and the enactment of tax legislation. Also during 2004, we reached a state tax settlement and our U.K. subsidiary recognized income for U.K. tax purposes, enabling us to release valuation allowance and tax contingency reserves, resulting in a favorable impact to the consolidated statement of operations.

Net Earnings (Loss)
     We reported a net loss for 2004 of $3.8 million, or $0.02 per share compared to net earnings for 2003 of $183.2 million or $0.72 per diluted share.
     Shares used in computing loss per share for 2004 were 248.6 million, while shares used for computing basic and diluted earnings per share for 2003 were 250.1 million and 257.2 million, respectively. The decrease in the share count was primarily attributable to our stock repurchase program that we implemented in July 2003.
     We do not believe inflation had a material effect on our financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
     Our capital requirements have been funded from cash provided by operations, cash and investments on hand, proceeds from the issuance of common stock and the issuance of convertible debt. Cash and marketable securities were $1.5 billion at December 31, 2005 as compared to $1.7 billion at December 31, 2004, a decrease of $234.2 million. This decrease in cash and marketable securities is primarily due to the payment made to acquire the outstanding equity interests in Cellective, payments made to Abbott in conjunction with the reacquisition of the co-promotion rights for Synagis in the U.S., upfront fees and milestone payments under licensing agreements and research collaborations as well as share repurchases. Working capital decreased to $(111.2) million at December 31, 2005 from $330.0 million at December 31, 2004, primarily due to the reclassification of our convertible senior notes to current liabilities, as the holders may require us to purchase the notes for cash in July 2006, as provided for in the indenture. As of December 31, 2005, our accounts receivable balance was approximately 38% higher than the prior year primarily due to timing of the conversion from the lyophilized formulation of Synagis to the new liquid formulation.
     Operating Activities— Net cash provided by operating activities decreased to $110.7 million during 2005 as compared to $144.7 million in 2004, primarily the result of the decrease in 2005 in net earnings, excluding the charges for acquired IPR&D and the impairment of an intangible asset, reflecting higher levels of spending for research and development and selling, general and administrative expenses in 2005 versus 2004.
     Investing Activities— Cash used for investing activities during 2005 was $59.9 million, as compared to $300.9 million in 2004. Cash used for investing activities in 2005 included net reductions to our investment portfolio of $165.1 million; the payment of $44.0 million to acquire the outstanding equity interests in Cellective, net of cash acquired; incremental payments to Abbott of $70.0 million in conjunction with the amendment of the U.S. co-promotion agreement for Synagis; capital expenditures totaling $91.5 million, primarily for the construction of our new pilot lab in Gaithersburg, Maryland, and the expansion of our influenza vaccine manufacturing facilities in the United Kingdom; and minority interest investments in portfolio companies totaling $14.5 million through our venture capital subsidiary.
     Financing Activities— Financing activities in 2005 used $68.8 million in cash, as compared to $187.9 million in 2004. During 2005, we used $105.9 million to repurchase shares of our common stock as authorized under our share repurchase program compared to $30.0 million in 2004 and $229.8 million in 2003. Approximately $41.9 million was received upon the issuance of common stock relating primarily to the exercise of employee stock options in 2005 compared to $19.5 million received in 2004 and $44.4 million received in 2003. During 2004, we used $172.7 million in cash to repurchase and retire the balance of the 5 1/4% Notes. During 2003, we received net cash proceeds of $489.4 million in connection with the issuance of the 1% Notes.
     Our primary source of liquidity is operating cash flow. Management believes that such internally generated cash flow as well as existing funds and financing available to us will be adequate to service our existing debt and other cash requirements. We expend cash to finance our research and development and clinical trial programs; to obtain access to new technologies through collaborative research and development agreements with strategic partners, through our venture capital subsidiary, or through other means; to fund capital projects; and to finance the production of inventories. We currently anticipate that the holders of our 1% convertible senior notes will require us to redeem the notes for cash in July 2006 as provided for under the indenture. We believe that our cash and marketable securities on hand will be adequate to service the cash requirements. However, we anticipate using a line of credit or other type of credit instrument to repay at least a portion of these notes. The BBB rating on our outstanding indebtedness, considered to be investment grade, will contribute to our ability to access capital markets, should we desire or need to do so. In February 2005, our Board of Directors approved an additional $100 million in funding for our venture capital subsidiary, bringing the total amount allocated to $200 million. We may raise additional capital in the future to take advantage of favorable conditions in the market or in connection with our development activities.
     During the second quarter of 2005, we recouped approximately $12.1 million from licensors related to overpayments under various royalty agreements. During the third quarter of 2005, we recognized $4.9 million of this royalty recoupment as a reduction to cost of goods sold after determining that related contingencies had been resolved. The remaining amount of $7.2 million has been deferred until fully realizable and therefore is recorded in Other Current Liabilities within the consolidated balance sheet.
     Our Board of Directors has authorized the repurchase of up to $500 million of our common stock during the period from July 2003 through June 2006 in the open market or in privately negotiated transactions, pursuant to terms management deems appropriate and at such times it may designate. During 2005, we repurchased 4.0 million shares of our common stock under the stock repurchase program at a total cost of $105.9 million, or an average cost of $26.18 per share. During 2004, we repurchased 1.2 million shares at a total cost of $30.0 million, or an average cost of $24.33 per share. As of February 28, 2006, approximately $134.3 million remained available under the authorization for additional repurchases of stock. We are holding repurchased shares as treasury shares and are using them for general corporate purposes, including but not limited to acquisition-related transactions and for issuance upon exercise of outstanding stock options.
     In 2006, we will continue construction of the pilot plant located at the headquarters site in Gaithersburg, Maryland, which is expected to be fully operational by November 2006, as well as additional administrative offices, which are expected to be completed in September 2006. We also expect to break ground on a new cell culture manufacturing facility in March 2006, located adjacent to our existing biologics facility in Frederick, Maryland, which we plan to use as a manufacturing site for potential new monoclonal antibody products that emerge from our pipeline, including Numax. We expect our capital expenditures to approximate $175 million in 2006. We anticipate these projects will be funded from cash generated from operations, investments on hand, and the proceeds from a line of credit or other type of credit instrument.
     Contractual Obligations and Commitments— The following table summarizes our contractual obligations and commitments as of December 31, 2005 that we anticipate will require significant cash outlays in the future (in millions):

Contractual Obligations	Total	2006	2007	2008	2009	2010	Beyond
Long-term debt (1)	$506.2	$501.0	$1.1	$0.6	$0.4	$0.4	$2.7
Facilities leases	48.6	7.8	6.2	3.9	2.6	2.6	25.5
Purchase obligations (2)	159.9	37.9	24.6	25.5	26.7	15.1	30.1
Obligations to Abbott (3)	291.5	236.7	54.8	—	—	—	—
Obligations to Evans (4)	18.4	18.4	—	—	—	—	—

Total contractual obligations	$1,024.6	$801.8	$86.7	$30.0	$29.7	$18.1	$58.3

Other Commercial Commitments
Standby letters of credit (5)	$1.7	$1.7	$—	$—	$—	$—	$—
Other contractual commitments (6)	31.6	14.2	8.9	2.6	2.0	0.2	3.7

Total other commercial commitments	$33.3	$15.9	$8.9	$2.6	$2.0	$0.2	$3.7

(1)	We currently anticipate that the holders of our 1% convertible senior notes will require us to redeem the notes for cash in July 2006 as provided for under the indenture. Accordingly, the notes have been classified as current liabilities in our consolidated balance sheet.

(2)	The Company is contingently committed to Precision Pharma Services for fractionation services and bulk production through 2009, pending FDA approval of the manufacture of bulk product by Precision Pharma. The amounts exclude this contingent commitment of approximately $11.0 million.

(3)	Represents the present value of the probable incremental payments to be made to Abbott as a result of the amended terms of the co-promotion agreement in excess of the value of the co-promotion services to be rendered, as determined under the original agreement.

(4)	Represents amounts due to Evans Vaccines Limited pursuant to a manufacturing arrangement.

(5)	We have guaranteed performance under certain agreements related to our construction projects. The undiscounted maximum potential amount of future payments that we could be required to make under such guarantees, in the aggregate, is approximately $1.7 million.

(6)	We have entered into a number of research and development collaborations, in-licensing agreements and other contractual arrangements to gain access to new product candidates and technologies, to further develop our products and technology, and to perform clinical trials. The amounts indicated as commitments under these agreements represent committed funding obligations under these agreements. The amounts exclude contingent commitments for development milestone payments as well as sales-related milestone payments and royalties relating to potential future product sales under these agreements. These potential payments have been excluded since the amount, timing and likelihood of these payments is unknown as they are dependent on the occurrence of future events that may or may not occur, such as the granting by the FDA of a license for product marketing in the United States. If all contractual development milestones were to be achieved under these agreements, which we do not consider probable, the total development milestone payments would approximate $1.1 billion.
     Off-Balance Sheet Arrangements— We have not entered into any transactions, agreements or other contractual arrangements that meet the definition of off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following discussion about our risk-management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
     Our primary market risks as of December 31, 2005 are our exposures to loss resulting from changes in interest rates, equity prices and foreign currency exchange rates.
     Marketable securities — As of December 31, 2005, our excess cash balances are primarily invested in marketable debt securities with investment grade credit ratings. Substantially all of our cash and cash equivalents and short-term and long-term investments are held in custody by three major U.S. financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Our investments consist principally of U.S. government and agency securities and corporate notes and bonds. The maturities range from one month to seven years. Our investment guidelines are intended to limit the amount of investment exposure as to issuer, maturity, and investment type. The fair value of these investments is sensitive to changes in interest rates. Further, interest income earned on variable rate debt securities is exposed to changes in the general level of interest rates.
     The following table presents principal cash flows and weighted average interest rates by expected maturity dates for each class of debt security with similar characteristics (in millions):

									Fair
	2006	2007	2008	2009	2010	2011	2012	Total	Value
U.S. Gov’t and Agencies	$181.7	$15.0	$26.9	$35.5	$15.0	$30.0	$—	$304.1	$302.0
Interest Rate	3.7%	4.8%	4.5%	4.3%	4.3%	4.5%	—%
Corp. Notes and Bonds	$166.8	$177.1	$274.9	$215.4	$19.8	$49.1	$2.0	$905.1	$923.1
Interest Rate	5.8%	5.7%	3.9%	5.5%	4.9%	5.7%	6.6%
     Minority interest investments — We are exposed to equity price risks and risk of impairment related to our minority interest investments. MedImmune Ventures, Inc., our wholly owned venture capital subsidiary, manages our current portfolio of minority interest investments and endeavors to make investments in public or private biotechnology companies focused on discovering and developing human therapeutics. Our Board of Directors has approved funding to MedImmune Ventures for up to $200 million in investments, of which $95 million has been invested as of February 25, 2006. MedImmune Ventures will invest primarily in areas of strategic interest to MedImmune, including infectious disease, immunology and oncology. The cost basis of MedImmune Ventures’ investment holdings, net of impairment writedowns, was $70.5 million as of December 31, 2005.
     Our minority interest investments are subject to adjustment for other-than-temporary impairments. We recognize impairment charges in the consolidated statements of operations when a decline in the fair value of an investment falls below its cost value and is judged to be other than temporary. We consider various factors in determining whether we should recognize an impairment charge, including: the length of time and extent to which the fair value has been less than our cost basis; the financial condition and near-term prospects of the issuer; fundamental changes to the business prospects of the investee; share prices of subsequent offerings; and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During 2005, 2004 and 2003, we recorded impairment losses of $8.6 million, $13.7 million and $1.7 million, respectively, based on the duration and magnitude of the declines in fair value, as well as the financial condition and near-term prospects of the investee companies. We expect the volatility in the fair value of our minority investments to continue and, thus, the value assigned to the investments could change significantly from period to period.
     As of December 31, 2005, MedImmune Ventures’ portfolio included approximately 5.9 million shares of common stock of two publicly traded companies with a cost basis of $36.0 million and fair value of $42.0 million. The remainder of MedImmune Ventures’ portfolio as of December 31, 2005 consists primarily of minority interest investments in privately-held biotechnology companies. The investments are maintained on the cost or equity method of accounting, according to the facts and circumstances of the individual investment. For investments carried on the equity method, we record our proportionate share of the investees’ gains or losses on a quarterly basis, which was immaterial during 2005, 2004 and 2003. As of December 31, 2005, the investments in privately-held companies had a cost basis of $34.5 million, net of permanent writedowns.
     Long-term Debt — In July 2003, we issued $500 million of convertible notes due 2023. These notes bear interest at 1.0% per annum payable semi-annually in arrears. Beginning with the six-month interest period commencing July 15, 2006, if the average trading price of these notes during specified periods equals or exceeds 120% of the principal amount of such notes, we will pay contingent interest equal to 0.175% per six-month period of the average trading price per $1,000 of the principal amount during such periods. As a result, if the market value of these notes appreciates significantly in the future, we could be obligated to pay amounts of contingent interest beginning in 2006. The note indenture contains a provision that would allow the holders to require us to redeem the notes for cash in July 2006 and we anticipate that the holders will elect to exercise this option. The estimated fair value of the notes at December 31, 2005, based on quoted market prices, was $488.9 million.
     Our outstanding indebtedness of $506.2 million at December 31, 2005 is in the form of notes that bear interest primarily at fixed rates. The estimated fair value of the remaining long-term debt at December 31, 2005, based on quoted market prices or discounted cash flows at currently available borrowing rates, was $6.2 million. Maturities for all long-term debt for the next five years are as follows: 2006, $501.0 million; 2007, $1.1 million; 2008, $0.6 million; 2009, $0.4 million; and 2010, $0.4 million.
     Foreign Currency — Expenditures relating to our manufacturing operations in the U.K. and the Netherlands are paid in local currency. We have not hedged our expenditures relating to these manufacturing operations; therefore, foreign currency exchange rate fluctuations may result in increases or decreases in the amount of expenditures recorded. Additionally, certain of our distribution agreements outside the U.S. provide for us to be paid based upon sales in local currency. As a result, changes in foreign currency exchange rates could affect the amount we expect to collect under these agreements.
     We have entered into a Euro-denominated supplemental manufacturing contract with Boehringer Ingelheim Pharma GmbH & Co. KG (“BI”) for the supplemental manufacturing of Synagis. Fluctuations in the Euro to U.S. Dollar exchange rate may lead to changes in our U.S. Dollar cost of manufacturing. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. As of December 31, 2005, we did not have any open foreign exchange forward contracts. Currently, we have firm commitments with BI for planned production and fill/finish through 2012 for approximately 99 million Euros ($117.3 million as of December 31, 2005).

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of MedImmune, Inc.:
     We have completed integrated audits of MedImmune Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MedImmune, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
McLean, Virginia
March 9, 2006

MedImmune, Inc.
Consolidated Balance Sheets
(in millions)

	December 31,	December 31,
	2005	2004
ASSETS:
Cash and cash equivalents	$153.4	$171.3
Marketable securities	457.1	172.6
Trade receivables, net	281.0	203.3
Inventory, net	69.4	64.1
Deferred tax assets, net	58.0	50.6
Other current assets	18.4	31.9

Total Current Assets	1,037.3	693.8
Marketable securities	861.4	1,362.2
Property and equipment, net	381.4	310.9
Deferred tax assets, net	128.6	127.3
Intangible assets, net	323.5	13.1
Other assets	47.8	57.1

Total Assets	$2,780.0	$2,564.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$37.0	$34.7
Accrued expenses	242.1	231.8
Product royalties payable	93.0	85.9
Convertible senior notes	500.0	—
Other current liabilities	276.4	11.4

Total Current Liabilities	1,148.5	363.8
Convertible senior notes	—	500.0
Other liabilities	61.0	26.0

Total Liabilities	1,209.5	889.8

Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5.5 million shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 420.0 million shares authorized; 255.5 million shares issued at December 31, 2005 and 255.4 million shares issued at December 31, 2004	2.6	2.6
Paid-in capital	2,688.5	2,690.0
Deferred compensation	—	(0.1)
Accumulated deficit	(842.5)	(788.5)
Accumulated other comprehensive income	(11.0)	11.1

	1,837.6	1,915.1
Less: Treasury stock at cost; 8.5 million shares as of December 31, 2005 and 6.9 million shares at December 31, 2004	(267.1)	(240.5)

Total Shareholders’ Equity	1,570.5	1,674.6

Total Liabilities and Shareholders’ Equity	$2,780.0	$2,564.4

The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

	For the year ended December 31,
	2005	2004	2003
Revenues:
Product sales	$1,221.0	$1,124.0	$992.6
Other revenue	22.9	17.1	61.8

Total revenues	1,243.9	1,141.1	1,054.4

Costs and expenses:
Cost of sales	336.7	366.4	289.8
Research and development	384.6	327.3	156.3
Selling, general and administrative	498.4	400.2	340.9
Other operating expenses	12.5	8.6	26.1
Impairment of intangible asset	—	73.0	—
Acquired in-process research and development	48.4	29.2	—

Total expenses	1,280.6	1,204.7	813.1

Operating income (loss)	(36.7)	(63.6)	241.3

Interest income	62.0	65.5	56.8
Interest expense	(9.2)	(8.4)	(10.3)
Gain (loss) on investment activities	(8.6)	(2.7)	3.4

Earnings (loss) before income taxes	7.5	(9.2)	291.2
Income tax provision (benefit)	24.1	(5.4)	108.0

Net earnings (loss)	$(16.6)	$(3.8)	$183.2

Basic earnings (loss) per share	$(0.07)	$(0.02)	$0.73

Shares used in calculation of basic earnings (loss) per share	246.9	248.6	250.1

Diluted earnings (loss) per share	$(0.07)	$(0.02)	$0.72

Shares used in calculation of diluted earnings (loss) per share	246.9	248.6	257.2

The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.
Consolidated Statements of Cash Flows
(in millions)

	For the year ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(16.6)	$(3.8)	$183.2
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment of intangible asset	—	73.0	—
Charges for acquired in-process research and development	48.4	29.2	—
Deferred taxes	17.7	9.6	87.0
Depreciation and amortization	78.6	41.1	37.7
Deferred revenue	(0.4)	(0.4)	(6.0)
Advances from Wyeth	—	(51.9)	51.9
Amortization of premium on marketable securities	14.8	14.2	14.8
Amortization of deferred compensation	0.1	1.1	4.0
Realized (gain) loss on investments	8.6	2.7	(3.4)
Increase in sales allowances	6.2	13.5	10.9
Losses on write-downs of inventory	41.9	70.9	59.0
Other	5.1	1.3	(0.1)
Increase (decrease) in cash due to changes in assets and liabilities:
Trade receivables	(84.8)	(45.6)	(36.7)
Inventory	(44.7)	(43.1)	(86.6)
Other assets	16.7	(2.9)	(14.7)
Accounts payable and accrued expenses	(1.9)	33.3	45.3
Product royalties payable	7.2	4.1	7.8
Other liabilities	13.8	(1.6)	3.4

Net cash provided by operating activities	110.7	144.7	357.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in securities available for sale	(218.5)	(652.9)	(659.9)
Maturities of securities available for sale	160.0	182.9	345.6
Proceeds from sales of securities available for sale	223.6	308.0	219.3
Capital expenditures	(91.5)	(79.8)	(112.9)
Purchase of assets from Cellective, net of cash acquired	(44.0)	—	—
Purchase of promotion rights from Abbott	(70.0)	—	—
Purchase of assets from Wyeth	(5.0)	(34.8)	—
Minority interest investments	(14.5)	(24.3)	(30.4)

Net cash used in investing activities	(59.9)	(300.9)	(238.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	41.9	19.5	44.4
Share repurchases	(105.9)	(30.0)	(229.8)
Proceeds of 1% Notes, net of issuance costs	—	—	489.4
Debt prepayments	—	(172.7)	(33.1)
Repayments on long-term obligations	(4.8)	(4.7)	(4.7)

Net cash provided by (used in) financing activities	(68.8)	(187.9)	266.2

Effect of exchange rate changes on cash	0.1	(0.1)	—

Net increase (decrease) in cash and cash equivalents	(17.9)	(344.2)	385.4
Cash and cash equivalents at beginning of year	171.3	515.5	130.1

Cash and cash equivalents at end of year	$153.4	$171.3	$515.5

Supplemental cash flow data:
Cash paid during the year for interest, net of amounts capitalized	$4.2	$9.7	$8.4
Cash paid (received) during the year for income tax payments (refunds)	$(3.5)	$3.1	$32.7
The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.
Consolidated Statements of Cash Flows (Continued)
(in millions)
Supplemental schedule of noncash investing activities:
     In August 2005, the Company amended its co-promotion agreement with Abbott Laboratories (“Abbott”) for sales of Synagis in the U.S. to, among other things, assume full selling and marketing responsibilities for Synagis beginning in July 2006. In connection with this transaction, the Company recorded an intangible asset of $360.4 million which represents the estimated fair value of the exclusive promotion rights, determined as the aggregate value of the incremental payments to be made to Abbott as a result of the amended terms of the agreement in excess of the value of the co-promotion services to be rendered, as determined under the previous agreement. Of the $360.4 million recorded as an intangible asset, $70.0 million represents cash payments made during the third quarter of 2005 and the remaining balance of $290.4 million represents the present value as of the acquisition date of the future incremental payments that the Company deems probable, which were recorded as liabilities in the consolidated balance sheet (see Note 16).
The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.
Consolidated Statements of Shareholders’ Equity
(in millions)

						Accumulated
	Common Stock,				Accumulated	Other
	$0.01 par		Paid-in	Deferred	Earnings	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Shares	Amount	Total
Balance, December 31, 2002	251.3	$2.5	$2,613.0	$(6.8)	$(956.1)	$24.6	—	$—	$1,677.2

Net earnings	—	—	—	—	183.2	—	—	—	183.2

Change in foreign currency translation adjustment	—	—	—	—	—	1.6	—	—	1.6

Change in unrealized gain/loss on investments, net of tax of $3.0 million	—	—	—	—	—	3.7	—	—	3.7

Change in unrealized gain/loss on cash flow hedges, net of tax of $1.4 million	—	—	—	—	—	(2.2)	—	—	(2.2)

Comprehensive income									186.3

Common stock options exercised	2.8	—	39.9	—	—	—	—	—	39.9

Issuance of common stock under the employee stock purchase plan	0.2	—	4.8	—	—	—	—	—	4.8

Repurchases of common stock	—	—	—	—	—	—	(6.2)	(229.8)	(229.8)

Tax benefit associated with the exercise of stock options	—	—	16.1	—	—	—	—	—	16.1

Amortization of deferred compensation for the vesting of stock options	—	—	—	4.7	—	—	—	—	4.7

Reversal of deferred compensation for cancellation of stock options	—	—	(0.7)	0.7	—	—	—	—	—

Balance, December 31, 2003	254.3	2.5	2,673.1	(1.4)	(772.9)	27.7	(6.2)	(229.8)	1,699.2

Net loss	—	—	—	—	(3.8)	—	—	—	(3.8)

Change in foreign currency translation adjustment	—	—	—	—	—	0.5	—	—	0.5

Change in unrealized gain/loss on investments, net of tax of $9.9 million	—	—	—	—	—	(19.2)	—	—	(19.2)

Change in unrealized gain/loss on cash flow hedges, net of tax of $1.4 million	—	—	—	—	—	2.1	—	—	2.1

Comprehensive loss									(20.4)

Common stock options and warrants exercised	0.9	0.1	7.3	—	(11.8)	—	0.5	19.3	14.9

Issuance of common stock under the employee stock purchase plan	0.2	—	4.6	—	—	—	—	—	4.6

Repurchases of common stock	—	—	—	—	—	—	(1.2)	(30.0)	(30.0)

Tax benefit associated with the exercise of stock options	—	—	5.2	—	—	—	—	—	5.2

Amortization of deferred compensation for the vesting of stock options	—	—	—	1.1	—	—	—	—	1.1

Reversal of deferred compensation for cancellation of stock options	—	—	(0.2)	0.2	—	—	—	—	—

MedImmune, Inc.
Consolidated Statements of Shareholders’ Equity (Continued)
(in millions)

						Accumulated
	Common Stock,				Accumulated	Other
	$0.01 par		Paid-in	Deferred	Earnings	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Shares	Amount	Total
Balance, December 31, 2004	255.4	$2.6	$2,690.0	$(0.1)	$(788.5)	$11.1	(6.9)	$(240.5)	$1,674.6

Net loss	—	—	—	—	(16.6)	—	—	—	(16.6)

Change in foreign currency translation adjustment	—	—	—	—	—	(1.0)	—	—	(1.0)

Change in unrealized gain/loss on investments, net of tax of $12.0 million	—	—	—	—	—	(21.1)	—	—	(21.1)

Comprehensive loss									(38.7)

Common stock options and warrants exercised	0.1	—	—	—	(34.6)	—	2.1	70.9	36.3

Issuance of common stock under the employee stock purchase plan	—	—	—	—	(2.8)	—	0.3	8.4	5.6

Repurchases of common stock	—	—	—	—	—	—	(4.0)	(105.9)	(105.9)

Tax benefit associated with the exercise of stock options	—	—	7.6	—	—	—	—	—	7.6

Amortization of deferred compensation for the vesting of stock options	—	—	—	0.1	—	—	—	—	0.1

Tax reversal of paid-in capital related to the expiration of Aviron stock options	—	—	(9.1)	—	—	—	—	—	(9.1)

Balance, December 31, 2005	255.5	$2.6	$2,688.5	$—	$(842.5)	$(11.0)	(8.5)	$(267.1)	$1,570.5

The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.

Notes to Consolidated Financial Statements
1. ORGANIZATION
     MedImmune, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is a biotechnology company headquartered in Gaithersburg, Maryland. The Company is committed to advancing science to develop better medicines that help people live healthier, longer and more satisfying lives. The Company currently focuses its efforts on using biotechnology to produce innovative products for prevention and treatment in the therapeutic areas of infectious disease, cancer and inflammatory disease. The Company’s scientific expertise is largely in the areas of monoclonal antibodies and vaccines. The Company markets four products, Synagis, FluMist, Ethyol and CytoGam, and has a diverse pipeline of development-stage products.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Significant accounting policies applied in the preparation of these financial statements are as follows:
     Basis of Presentation— The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     Seasonality— The Company’s largest revenue-generating product, Synagis, is used to prevent RSV disease in high-risk infants. RSV is most prevalent in the winter months in the Northern Hemisphere. Because of the seasonal nature of RSV, limited sales, if any, of Synagis are expected during the second and third quarters of any calendar year, causing results to vary significantly from quarter to quarter. Sales of Synagis comprised approximately 87%, 84% and 86% of total product sales for the years ended December 31, 2005, 2004 and 2003, respectively.
     FluMist is a nasally delivered live, attenuated vaccine used to help prevent influenza in healthy individuals age 5 to 49, which is most prevalent in the fall and winter months in the Northern Hemisphere. The majority of FluMist sales are expected to occur during the second half of any calendar year because of the seasonal nature of influenza, causing results to vary significantly from quarter to quarter.
     Cash, Cash Equivalents and Marketable Securities— The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents. The majority of the Company’s cash equivalents consist of money market mutual funds, commercial paper, and U.S. government and agency securities. Investments in marketable securities consist principally of U.S. government and agency securities and corporate notes and bonds. Investments with maturities of three to twelve months from the balance sheet date are considered current assets, while those with maturities in excess of one year are considered non-current assets. The securities are held for an unspecified period of time and may be sold to meet liquidity needs and, therefore, are classified as available-for-sale. Accordingly, the Company records these investments at fair value, with unrealized gains and losses on investments reported as a component of other comprehensive income, net of tax.
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
     Minority Interest Investments— The Company’s wholly owned venture capital subsidiary, MedImmune Ventures, Inc., manages the Company’s portfolio of minority interest investments and makes investments in public or private biotechnology companies focused on discovering and developing human therapeutics. The Company’s minority interest investments are accounted for under the risk and rewards model or the voting interest model, depending on the facts and circumstances of the individual investments. Currently, the Company does not have investments that are subject to consolidation under the risks and rewards model.
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
     Fair Value of Financial Instruments— The carrying amount of financial instruments, including cash and cash equivalents, trade receivables, contracts receivable, other current assets, accounts payable and accrued expenses, approximate fair value as of December 31, 2005 and 2004 due to the short maturities of these instruments.
     Concentration of Credit Risk— The Company sells its products primarily to a limited number of pharmaceutical wholesalers and distributors without requiring collateral. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses when necessary. As of December 31, 2005, trade accounts receivable included four customers that each accounted for 39%, 15%, 12% and 10% of gross trade accounts receivable, respectively. As of December 31, 2004, trade accounts receivable included four customers that each accounted for 23%, 18%, 13% and 13% of gross trade accounts receivable, respectively.
     Inventory— Inventories are stated at the lower of cost or market, determined using the first-in, first-out method. The Company evaluates inventories available for commercial sale separately from inventories related to product candidates (“pre-approval inventories”) that have not yet been approved.
     The Company currently outsources the manufacturing of certain of its marketed products for select territories under manufacturing and supply agreements. The products manufactured under these agreements are included in inventory when the Company obtains title to the product and assumes the risk of loss.
     In the lower of cost or market evaluation for inventories available for commercial sale, market value is defined as the lower of replacement cost or estimated net realizable value, based upon management’s estimates about future demand and market conditions. When the Company determines that inventories for commercial sale have expired, exist in excessive quantities, do not meet required quality standards, or will not generate sufficient revenues to cover costs of production and distribution, the Company measures the amount of the permanent write down as the difference between the historical cost of the inventory and its estimated market value.
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
     As of December 31, 2005 and 2004, the Company did not have pre-approval inventories on the consolidated balance sheets.
     Product Sales— The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. These criteria are generally met upon shipment of product or receipt of product by customers, depending on the contractual terms of the arrangement.
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
     Sales Allowances —Product sales are recorded net of allowances for estimated chargebacks, returns, discounts, and government rebates. Both in the U.S. and elsewhere, sales of pharmaceutical products depend on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. The Company estimates the portion of its sales that will be covered by government insurance and records allowances at a level that management believes is sufficient to cover estimated requirements for reimbursements. Allowances for discounts, returns, and chargebacks, which are netted against accounts receivable, totaled $20.6 million and $14.5 million at December 31, 2005 and 2004, respectively. Allowances for government reimbursements were $52.5 million as of December 31, 2005 and 2004 and are included in accrued expenses in the accompanying balance sheets.
     Other Revenues-
     Contract Revenues— The Company uses the milestone payment method of accounting for contract revenues, recognizing revenue when all milestones to be received under contractual arrangements are determined to be substantive, at-risk and the culmination of an earnings process. Substantive milestones are payments that are conditioned upon an event requiring substantive effort, when the amount of the milestone is reasonable relative to the time, effort and risk involved in achieving the milestone and when the milestones are reasonable relative to each other and the amount of any upfront payment. If all of these criteria are not met, then the Company will use the contingency-adjusted performance model.
     Incremental revenue recognized under the amended terms of the Company’s international distribution agreement with Abbott International (“AI”), which represents amounts received in excess of the estimated fair value for product sales of Synagis, are recorded as other revenues in the Company’s consolidated statement of operations.
     Miscellaneous Revenues— Other revenues may also include licensing fees, grant income, royalty income, corporate funding, and reimbursement of expenses under research and other collaborative agreements. These revenues are recognized when the payments are received or when collection is assured, and only when no further performance obligations exist.
     Royalty Expense— Product royalty expense is recognized as a cost of sales concurrently with the recognition of product revenue, net of allowances for estimated chargebacks, returns, discounts, and government rebates, based on a contractually stipulated royalty percentage. Any adjustments to royalty expense that result from adjustments to contractually defined net sales are recorded as an adjustment to expense in the quarter they become known. During 2005, the Company recouped approximately $12.1 million from licensors related to overpayments under various royalty agreements. The Company recognized $4.9 million of this royalty recoupment as a reduction to cost of goods sold during 2005 after determining that related contingencies had been resolved. The remaining amount of $7.2 million has been deferred until fully realizable and is recorded in Other Current Liabilities.
     Research and Development Expenses—
     Research and development expenses include salaries, benefits and other headcount related costs for personnel performing research and development activities, clinical trial and related clinical materials manufacturing costs, contract and other outside service fees, and facilities and overhead costs.
     Licensing Fees— In the normal course of business, the Company enters into collaborative research and development and in-licensing agreements to acquire access to technology. These collaborative agreements usually require the Company to pay upfront fees and milestone payments, some of which are significant. Upfront payments and milestones related to early stage technology are expensed as incurred. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved. The agreements may also require that the Company provide funding to its partners for research programs; such costs are expensed as incurred.
     Other— The Company accrues estimated costs for clinical and preclinical studies performed worldwide by contract research organizations or by internal staff based on the total of the costs incurred through the balance sheet date. The Company monitors the progress of the trials and their related activities, and adjusts the accruals accordingly.
     Selling, General and Administrative Expenses—
     Co-promotion Expenses — Co-promotion expense in connection with the Company’s agreement, as amended, with the Ross Products Division of Abbott to co-promote Synagis in the U.S. is recognized as general and administrative expense concurrently with the recognition of product revenue and is calculated based on a contractual co-promotion percentage.

     Allowances for Doubtful Accounts — The Company recognizes bad debt expense as a component of selling, general, and administrative expense. The Company estimates the allowances for doubtful accounts based on specific identification of estimated uncollectible amounts and a percentage of other gross trade accounts receivable balances outstanding at the end of the period, based upon an assessment of the concentration of credit risk and the financial condition and environment of its customers. Because of the seasonal nature of the Company’s largest product, Synagis, the accounts receivable balances fluctuate significantly. Accordingly, the allowance for doubtful accounts also fluctuates. Allowances for doubtful accounts, which are netted against accounts receivable, totaled $2.9 million and $1.8 million at December 31, 2005 and 2004, respectively.
     Advertising Expense — The Company expenses production costs of advertising as incurred. Advertising costs for television time and space in publications are deferred until the first advertisement occurs. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $11.0 million, $8.0 million and $8.1 million, respectively.
     Property and Equipment— Property and equipment are stated at cost. Interest cost incurred during the period of construction of plant and equipment is capitalized until the asset is placed in service, after FDA licensure of the facility is obtained. Depreciation and amortization expense commence when the asset is placed in service for its intended purpose. Depreciation and amortization is computed using the straight-line method based upon the following estimated useful lives:

Years
Building and improvements	15-30
Manufacturing, laboratory, and facility equipment	5-15
Office furniture and equipment	3-7
     Amortization of leasehold improvements is computed on the straight-line method based on the shorter of the estimated useful life of the improvement or the term of the lease. Upon the disposition of assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of operations. Repairs and maintenance costs are expensed as incurred and were $9.2 million, $8.5 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     FDA validation costs are capitalized as part of the effort required to acquire and construct long-lived assets, including readying them for their initial intended use, and are amortized over the estimated useful life of the asset.
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
     Intangible Assets— The Company’s intangible assets are definite-lived assets stated at amortized cost. Amortization of the intangible assets reflects the pattern in which the assets’ economic benefits are consumed or otherwise used up, unless such a pattern cannot be reasonably determined, in which case the straight-line method of amortization is used. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and continually evaluates the reasonableness of the remaining useful lives of these assets.
     Goodwill— Goodwill represents the excess cost of the acquisition of Aviron, a California-based vaccine company, which occurred during 2002 (the “Acquisition”), over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but is evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. As of December 31, 2005 and 2004, goodwill totaled $11.0 million and $24.8 million, respectively, and is included in other long-term assets on the accompanying consolidated balance sheets.
     During 2005, the Company recorded net adjustments to reduce goodwill by $13.8 million, of which $10.0 million resulted from the correction to certain prior period purchase accounting adjustments related to the Acquisition, and $3.8 million resulted from current year purchase accounting adjustments (see Note 15). During 2004 and 2003, the Company recorded adjustments to goodwill totaling $11.2 million and ($2.4) million, respectively, reflecting adjustments to deferred tax assets relating to the resolution of income tax related uncertainties.
     Derivative Instruments— Derivative instruments are recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, depending on the type of hedge transaction. For foreign currency cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to inventory purchases, changes in the fair value of the derivative instruments are reported in other comprehensive income. The gains and losses on these derivatives that are reported in other comprehensive income are reclassified as earnings or losses in the periods in which the related inventory is sold. The ineffective portion, if any, of all hedges or gains or losses on cash-flow hedges related to inventory transactions that subsequently become not probable of occurring are recognized in the current period.
     The Company is obligated to make certain payments to foreign suppliers in local currency. To hedge the effect of fluctuating foreign currencies in its financial statements, the Company may enter into foreign forward exchange contracts. Gains or losses associated with the forward contracts are computed as the difference between the foreign currency contract amount at the spot rate on the balance sheet date and the forward rate on the contract date. As of December 31, 2005 and December 31, 2004, the Company had no outstanding forward contracts.
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
     Income Taxes— The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income taxes are recognized for tax attributes and for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce net deferred tax assets to the amount management determines is more likely than not to be realized. Future reversals of valuation allowances related to deferred tax assets established in acquisition purchase accounting will first be applied against goodwill and other intangibles when appropriate before recognition of a benefit in the consolidated statement of operations. Tax contingency reserves are established for income tax and contingent interest where the potential for loss is probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.”
     Income tax expense includes the taxes payable for the period and changes during the period in deferred tax assets and liabilities. Income tax expense excludes the tax effects of (1) the exercise of stock options for which benefit is recognized directly as an increase in shareholders’ equity, (2) adjustments related to purchase accounting which are recorded to goodwill, and (3) adjustments recorded to accumulated other comprehensive income.
     Earnings Per Share— Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method. The dilutive impact, if any, of the Company’s 1% convertible senior notes is measured using the if-converted method, regardless of whether the market price trigger has been met. Potential common shares are not included in the computation of diluted earnings per share if they are dilutive.
     Comprehensive Income— Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net earnings, such as translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities, and unrealized gains and losses on hedging instruments. Reclassification adjustments occur when we realize gains or losses on sales of investments. During 2004 and 2003, reclassification adjustments for realized gains on available-for-sale marketable securities, net of tax, were $6.7 million and $3.6 million, respectively. Reclassification adjustments during 2005 were immaterial.
     Stock-based Compensation— Compensation costs attributable to stock option and similar plans have been recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock, in accordance with the intrinsic-value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Such amount, if any, was recognized over the related vesting period.
     The Company adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”) on January 1, 2006, and will recognize the expense associated with its stock option and similar plans using a fair value-based method beginning on January 1, 2006 (see discussion of New Accounting Standards below).

     The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions to stock-based employee compensation (in millions, except per share data):

		2005	2004(1)	2003(1)
Net earnings (loss), as reported		$(16.6)	$(3.8)	$183.2
Add:	Stock-based employee compensation expense included in historical results for the vesting of stock options assumed in conjunction with the Aviron acquisition, calculated in accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25,” net of related tax effect	0.1	0.7	2.5
Deduct:	Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(43.3)	(55.3)	(71.1)

Pro forma net earnings (loss)		$(59.8)	$(58.4)	$114.6

Basic earnings (loss) per share, as reported		$(0.07)	$(0.02)	$0.73
Basic earnings (loss) per share, pro forma		$(0.24)	$(0.24)	$0.46
Diluted earnings (loss) per share, as reported		$(0.07)	$(0.02)	$0.72
Diluted earnings (loss) per share, pro forma		$(0.24)	$(0.24)	$0.45

(1)	The pro forma net earnings (loss) for 2004 and 2003 of $(58.4) million and $114.6 million, respectively, have been recomputed from the pro forma net earnings (loss) previously disclosed of $(66.2) million and $98.2 million, respectively, to reflect a revised estimated tax effect and to properly reflect the Company’s accounting policy for amortization of compensation costs using the graded-vesting method, an accelerated method described by FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) (see discussion of New Accounting Standards below).
     As of December 31, 2005, there was approximately $34 million of total unrecognized pro forma compensation cost, net of tax, related to nonvested stock option awards. Approximately 66% of this unrecognized compensation cost will be amortized during 2006.
     Effective January 1, 2005, the Company has estimated the fair value of stock compensation expense associated with employee stock options using the binomial model approach. The Company believes that the binomial approach provides a better measure of fair value of employee stock options because it incorporates assumptions about patterns of employee exercises in relation to such considerations as stock price appreciation, post-vesting employment termination behavior, the contractual term of the option and other factors. Before 2005, the Company estimated the fair value of employee stock options using the Black-Scholes option pricing model, which does not incorporate such correlation assumptions.
     Based on an analysis of economic data that marketplace participants would likely use in determining an exchange price for an option, the Company’s weighted-average estimate of expected volatility for 2005 was 32%, reflecting the implied volatility determined from the market prices of traded call options on the Company’s stock. During 2004 and 2003, the weighted-average estimate of expected volatility using monthly observations was 49% and 51%, respectively, based on the historical volatility over the expected term.

     The following disclosure provides a description of the significant assumptions used during 2005, 2004 and 2003 to estimate the fair value of the Company’s employee stock option awards.
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

2005
Option pricing model	Binomial
Expected stock price volatility	32%
Expected dividend yield	0%
Expected life of option-years	4.3 to 5.4
Risk-free interest rate	4.3%
Weighted average fair value of options granted	$8.94
     2004 and 2003 — The fair value of employee stock options granted during 2004 and 2003 was estimated using a Black-Scholes model that uses the weighted-average assumptions shown in the table below. The expected life of an option was derived from historical stock option exercise experience. The risk-free interest rate was based on the rate currently available for zero-coupon U.S. government issues with a term equal to the expected life of the option.

	2004	2003
Option pricing model	Black-Scholes	Black-Scholes
Expected stock price volatility	49%	51%
Expected dividend yield	0%	0%
Expected life of option-years	5.0	5.0
Risk-free interest rate	3.4%	3.3%
Weighted average fair value of options granted	$11.20	$16.55
     Defined Contribution Plans— The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. The Company also makes employer contributions, which primarily vest pro ratably over three years of service. During 2005, 2004 and 2003, the Company contributed approximately $3.9 million, $3.2 million and $2.4 million, respectively, in cash to the plan. The Company also sponsors various defined contribution savings plans covering its full-time non-U.S. employees.
     Reclassifications— Certain prior year amounts have been reclassified to conform to the current presentation.
     Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     New Accounting Standards—
     On January 1, 2006, the Company adopted SFAS 123R, which requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model. Adoption of the expense provisions of the statement will have a material impact on the Company’s results of operations going forward. The Company estimates that its pre-tax stock based compensation expense will approximate $40 million in 2006. Using the modified prospective transition method of adoption, the Company will reflect compensation expense in its financial statements beginning January 1, 2006 with no restatement of prior periods. As such, compensation expense will be recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that have not vested as of January 1, 2006. Upon the adoption, the Company implemented the straight-line expense attribution method, whereas its previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28.
     In December 2004, the FASB issued SFAS 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to require that idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 for inventory costs on January 1, 2006, without impact to its consolidated financial position and results of operations.

     In December 2005, the SEC issued an interpretive release entitled “Commission Guidance Regarding Accounting for Sales of Vaccines and Bioterror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile.” This release addresses the timing of revenue recognition for the sale of vaccines related to Federal governmental stockpile programs and allows revenue earned under these programs to be recognized when all of the revenue recognition criteria specified under GAAP and Commission rules and regulations are met, with the exception of those criteria that require a fixed schedule for delivery of goods and that the ordered goods must be segregated from the seller’s inventory. The alternative accounting method described in this release is effective on January 1, 2006. The new interpretive release does not have any impact on the Company’s consolidated financial position or results of operations as of and for the year ended December 31, 2005. However, the interpretive release may ease revenue recognition criteria for sales to the federal government under certain stockpile programs, in which the Company may participate in the future.
3. ACQUISITION OF CELLECTIVE THERAPEUTICS, INC.
     On October 14, 2005, the Company acquired the outstanding equity interests of Cellective Therapeutics, Inc. (“Cellective”), a privately-held development-stage biopharmaceutical company, for approximately $44.0 million in cash, net of cash acquired of approximately $8.9 million. The transaction was accounted for as a purchase of assets with the purchase price allocated to assets acquired and liabilities assumed based on their relative fair values. Cellective has three preclinical stage programs developing monoclonal antibodies that target the B-cell antigens CD19, CD20 and CD22, which are believed to play important roles in regulating the immune system and offer potential treatments for patients battling cancer and autoimmune diseases. Under the terms of the agreement, the Company has also agreed to pay Cellective’s shareholders future contingent payments of up to approximately $105 million should the antibody programs achieve certain product development and sales milestones. The Company’s wholly owned venture capital subsidiary, MedImmune Ventures, Inc., owned approximately 10% of the outstanding equity interests of Cellective prior to the acquisition. In connection with the transaction, the Company recorded a charge for acquired in-process research and development (“IPR&D”) of approximately $43.7 million during the fourth quarter of 2005. The charge for acquired IPR&D is not deductible for tax purposes. Significant efforts will be required to complete the projects and the Company does not anticipate material cash inflows until 8 to 10 years from the acquisition date, if ever. The nature, timing and projected costs associated with the remaining efforts for completion are not reasonably estimable at this time.
4. SEGMENT, GEOGRAPHIC AND PRODUCT INFORMATION
     The Company is organized along functional lines of responsibility as opposed to a product, divisional or regional organizational structure. The Company’s chief operating decision makers make decisions and assess the Company’s performance on a consolidated level. As such, the operations of the Company comprise one operating segment.
     The Company sells its products primarily to a limited number of pharmaceutical wholesalers and distributors. Synagis is distributed domestically by about a dozen U.S. specialty distributors and wholesalers. The Company has contractual agreements with Abbott International, an affiliate of Abbott, for distribution of Synagis outside of the U.S., and with affiliates of Schering Plough Corporation (“Schering”) for international distribution of Ethyol. Customers individually accounting for at least ten percent of the Company’s product sales during the past three years are as follows:

	2005	2004	2003
Amerisource-Bergen Corp.	35%	25%	29%
McKesson HBOC, Inc.	14%	18%	12%
Cardinal Health, Inc.	13%	15%	18%
Abbott International	12%	9%	6%
Caremark Rx, Inc. (1)	0%	6%	10%

Total % of product sales	74%	73%	75%

(1)	Caremark Rx, Inc. ceased being a direct customer, purchasing through one of the Company’s wholesalers during 2004.
The breakdown of product sales by geographic region is as follows (in millions):

	2005	2004	2003
United States	$1,055.6	$1,008.7	$911.3
International	165.4	115.3	81.3

Total product sales	1,221.0	1,124.0	992.6
Other revenue	22.9	17.1	61.8

Total revenues	$1,243.9	$1,141.1	$1,054.4

     Other revenue includes $17.1 million, $7.5 million and $10.2 million, respectively, of revenue recognized under the Company’s international distribution agreement with Abbott International in 2005, 2004, and 2003 (see Note 16). The remaining other revenues in 2005, 2004 and 2003 consist mainly of U.S. distribution, licensing and milestone revenues, corporate funding, and contract manufacturing revenues.

     The breakdown of long-lived assets by geographic region is as follows (in millions):

	2005	2004	2003
United States	$324.3	$253.1	$222.5
Europe	57.1	57.8	51.1

Total long-lived assets	$381.4	$310.9	$273.6

     The breakdown of product sales is as follows (in millions):

	2005	2004	2003
Synagis	$1,062.9	$942.3	$849.3
Ethyol	95.0	92.4	100.2
FluMist	21.3	48.0	—
Other Products	41.8	41.3	43.1

Total Product Sales	$1,221.0	$1,124.0	$992.6

5. CASH, CASH EQUIVALENTS AND INVESTMENTS IN DEBT AND EQUITY SECURITIES
     Investments in cash, cash equivalents and marketable securities are comprised of the following (in millions):

					Fair Value at Balance Sheet Date
		Cost/	Gross	Gross	Cash and	Short-Term	Long-Term
	Principal	Amortized	Unrealized	Unrealized	Cash	Marketable	Marketable
	Amount	Cost	Gains	Losses	Equivalents	Securities	Securities
December 31, 2005:
Cash and Money Market Mutual Funds	$42.9	$42.9	$—	$—	$42.9	$—	$—
Commercial Paper	163.2	161.9	—	—	110.5	51.4	—
U.S. Government and Agencies	304.1	306.3	—	(4.3)	—	181.0	121.0
Corporate Notes and Bonds	905.1	942.5	0.7	(20.1)	—	182.7	740.4
Equity Securities	36.0	36.0	6.0	—	—	42.0	—

Total	$1,451.3	$1,489.6	$6.7	$(24.4)	$153.4	$457.1	$861.4

December 31, 2004:
Cash and Money Market Mutual Funds	$38.6	$38.6	$—	$—	$38.6	$—	$—
Commercial Paper	62.0	61.9	—	—	61.9	—	—
U.S. Government and Agencies	384.8	389.7	1.3	(2.8)	67.8	—	320.4
Corporate Notes and Bonds	1,126.8	1,180.3	11.6	(7.4)	3.0	139.7	1,041.8
Equity Securities	20.0	20.0	12.9	—	—	32.9	—

Total	$1,632.2	$1,690.5	$25.8	$(10.2)	$171.3	$172.6	$1,362.2

     The amortized cost and fair market value of the Company’s investments in cash, cash equivalents and marketable securities at December 31, 2005, by contractual maturities are (in millions):

	Cost/
	Amortized	Fair
	Cost	Value
Equity securities	$36.0	$42.0
Due in one year or less	571.1	568.5
Due after one year through two years	197.6	193.9
Due after two years through five years	599.9	585.3
Due after five years through seven years	85.0	82.2

Total	$1,489.6	$1,471.9

     Proceeds from sales of marketable securities totaled $223.6 million, $308.0 million and $219.3 million in 2005, 2004 and 2003, respectively. Gross gains recognized on sales of securities in 2005, 2004 and 2003 were $1.1 million, $11.2 million and $5.9 million, respectively, as determined by specific identification. Gross losses recognized on sales of securities were $1.0 million during 2005 and immaterial during 2004 and 2003, as determined by specific identification.
     The following table shows the gross unrealized losses and fair value of the Company’s investments in marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and Agencies	$180.8	$1.9	$113.0	$2.4	$293.8	$4.3
Corporate Notes and Bonds	100.1	0.9	697.9	19.2	798.0	20.1

Total	$280.9	$2.8	$810.9	$21.6	$1,091.8	$24.4

     The Company reviewed these investments for potential other-than-temporary impairment. Based on the credit worthiness of the issuers and the Company’s ability and intent to hold the investments until maturity, the Company determined that the unrealized losses are not other-than-temporary.
     The cost basis of the Company’s minority interest investments in privately-held companies was $34.5 million and $27.9 million as of December 31, 2005 and 2004, respectively, and is included in other assets in the accompanying consolidated balance sheets. The fair value of these investments is not readily determinable, and the cost basis was not adjusted because there were no identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.
     During 2005, 2004 and 2003, the Company recorded impairment losses of $8.6 million, $13.7 million and $1.7 million, respectively, based on the duration and magnitude of the declines in fair value, as well as the financial condition and near-term prospects of the investee companies.
6. INVENTORY
     Inventory, net of valuation reserves, at December 31, is comprised of the following (in millions):

	2005	2004
Raw materials	$11.1	$16.5
Work in process	42.4	38.3
Finished goods	15.9	9.3

	$69.4	$64.1

     The Company recorded permanent inventory write-downs totaling $14.3 million, $45.8 million and $17.7 million during 2005, 2004 and 2003, respectively, to cost of sales to reflect total FluMist inventories at net realizable value. The Company recorded permanent inventory write-downs totaling $19.6 million to other operating expenses to reflect FluMist inventories at net realizable value during 2003. The Company recorded permanent inventory write-downs for unsold seasonal FluMist product of $19.1 million, $4.3 million and $20.3 million during 2005, 2004, and 2003, respectively.

     The Company recorded permanent inventory write-downs of $3.3 million during 2005 for certain Synagis lots that were determined to be nonsaleable as they are outside of normal specifications and not recoverable. In connection with the Company’s plans to replace the lyophilized formulation of Synagis with the liquid formulation, the Company recorded a permanent inventory write-down at December 31, 2004 for excess inventories of $5.5 million in cost of goods sold. The write-down was based on an analysis of inventory quantities, including pending future commitments, and projected sales levels of the lyophilized formulation of Synagis.
     The Company recorded other permanent inventory write-downs totaling $5.2 million, $15.3 million and $1.4 million in cost of goods sold during 2005, 2004, and 2003, respectively.
7. PROPERTY AND EQUIPMENT
     Property and equipment, stated at cost at December 31, is comprised of the following (in millions):

	2005	2004
Land and land improvements	$30.4	$30.2
Buildings and building improvements	123.8	123.1
Leasehold improvements	55.7	55.5
Laboratory, manufacturing and facilities equipment	81.6	70.7
Office furniture, computers and equipment	62.2	52.4
Construction in progress	161.6	83.7

	515.3	415.6
Less accumulated depreciation and amortization	(133.9)	(104.7)

	$381.4	$310.9

     As of December 31, 2005, construction in progress includes $81.3 million of engineering, construction and equipment costs and other professional fees related to the pilot plant facility and administrative offices located in Gaithersburg, Maryland, as well as $65.7 million of engineering, construction and equipment costs related to the Company’s manufacturing facilities in Pennsylvania and the United Kingdom. The Company’s bulk vaccine manufacturing in the U.K. was approved by the FDA in December 2005, and is awaiting final regulatory approval in the U.K. prior to being ready for its intended use. As of December 31, 2004, construction in progress includes $15.9 million of engineering and construction costs and other professional fees related to the pilot plant facility located in Gaithersburg, Maryland, and $62.0 million of engineering, construction and equipment costs related to the Company’s manufacturing facilities in Pennsylvania and the United Kingdom.
     Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $30.5 million, $30.4 million and $24.0 million, respectively.
     Interest costs capitalized in connection with the Company’s construction activities totaled $1.1 million, $1.6 million and $2.9 million in 2005, 2004 and 2003, respectively.
8. INTANGIBLE ASSETS
     Intangible assets are comprised of the following at December 31, (in millions):

	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Promotion rights acquired from Abbott	$360.4	$(41.3)	$—	$—
Manufacturing know-how acquired from Evans	39.0	(34.6)	39.0	(25.9)
Other intangible assets	0.4	(0.4)	0.4	(0.4)

Total	$399.8	$(76.3)	$39.4	$(26.3)

     As discussed in Note 16, the Company recorded an intangible asset of $360.4 million during 2005 in conjunction with the reacquisition of the co-promotion rights for Synagis in the U.S. from Abbott. Amortization is computed based on future sales of Synagis over the expected period of active sales and marketing efforts in the U.S., which is projected to continue through the first half of 2009, as the Company expects to launch Numax during the 2008/2009 RSV season. The Company’s remaining intangible assets are amortized using the straight-line method based on the estimated useful lives of the assets.

     Amortization for the Company’s intangible assets for the years ended December 31, 2005, 2004 and 2003 was $50.0 million, $10.6 million and $16.6 million, respectively. The estimated aggregate amortization for the remaining life of the assets is as follows (in millions):

For the year ended December 31, 2006	$102.1
For the year ended December 31, 2007	106.1
For the year ended December 31, 2008	85.2
For the year ended December 31, 2009	30.1

$323.5

9. ACCRUED EXPENSES
     Accrued expenses at December 31, are comprised of the following (in millions):

	2005	2004
Co-promotion expenses	$90.6	$85.6
Rebates due to government purchasers	52.5	52.5
Research and development expenses	12.0	6.7
Sales and marketing costs	16.0	22.8
Bonuses	17.3	13.3
Clinical trial costs	33.9	30.0
Other	19.8	20.9

	$242.1	$231.8

10. FACILITIES LEASES
     The Company leases warehouse, laboratory and administrative space under numerous operating leases. Under the leases, the Company is obligated to pay a basic monthly rent as well as utilities and its proportionate share of taxes, assessments, insurance and maintenance costs. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $8.8 million, $9.2 million and $9.3 million, respectively.
     The Company’s future minimum lease payments under operating leases are as follows (in millions):

Year Ending December 31,
2006	$7.8
2007	6.2
2008	3.9
2009	2.6
2010	2.6
Thereafter	25.5

$48.6

11. LONG-TERM DEBT
     Long-term debt at December 31, is comprised of the following (in millions):

	2005	2004
1% Convertible Senior Notes, due 2023	$500.0	$500.0
4% notes due to Maryland Department of Business and Economic Development, due 2016	4.5	4.8
7.53% note due to Maryland Industrial Development Finance Authority, due 2007 (collectively with the 4% notes referred to as the “Maryland Notes”)	1.5	2.1
Note due to Cooperative Rabobank, B.A., due 2009, variable interest rate	0.2	0.2

	506.2	507.1
Less current portion included in other current liabilities	(501.0)	(0.9)

	$5.2	$506.2

     Maturities of the Company’s long-term debt for the next five years are as follows: 2006—$501.0 million; 2007—$1.1 million; 2008—$0.6 million; 2009—$0.4 million; 2010—$0.4 million. As discussed below, the holders of the Company’s 1% convertible senior notes may require the Company to redeem the notes on July 15, 2006 for cash. As such, the aggregate principal amount of the notes of $500 million has been reclassified to current liabilities within the consolidated balance sheet as of December 31, 2005 and is presented as due in 2005 representing the earliest possible redemption date.

     1% Convertible Senior Notes— During July 2003, the Company issued $500 million aggregate principal amount of convertible senior notes due 2023 in a private placement. These notes bear interest at 1% per annum payable semi-annually in arrears on January 15 and July 15 of each year. Beginning July 2006, the Company will pay contingent interest on these notes during a six-month interest period if the average trading price of these notes equals or exceeds 120% of the principal amount of the notes. Under certain circumstances, these notes will be convertible into the Company’s common stock at an initial conversion price of approximately $68.18 per share. On or after July 15, 2006, the Company may at its option redeem all or a portion of these notes for cash at a redemption price equal to 100% of the principal amount of the 1% Notes to be redeemed, plus any accrued and unpaid interest; contingent interest, if any; and liquidated damages, if any. In addition, on each of July 15, 2006, July 15, 2009, July 15, 2013 and July 15, 2019, holders may require the Company to purchase all or a portion of their 1% Notes for cash at 100% of the principal amount of the 1% Notes to be purchased, plus any accrued and unpaid interest; contingent interest, if any; and liquidated damages, if any. The estimated fair value of the 1% Notes as of December 31, 2005 and 2004 was $488.9 million and $481.1 million, respectively, based on quoted market prices.
     Collateralized Loans— The Maryland Notes are collateralized by the land, buildings and building fixtures of the FMC. The agreements include a provision for early retirement of the notes by the Company. Pursuant to the terms of the agreements, the Company is required to meet certain financial and non-financial covenants including maintaining minimum cash balances and net worth ratios. The Company maintains a $0.4 million compensating balance related to the Maryland Notes, which is included in other assets.
     The mortgage loan with Cooperative Rabobank B.A. is held by the Company’s subsidiary, MedImmune Pharma B.V., and is collateralized by the land and buildings of its manufacturing facility in Nijmegen, the Netherlands and guaranteed by the Company. Proceeds from the loan were used to partially fund the purchase of additional equipment for the facility. The mortgage loan, for which principal payments began in March 1995, has a 15-year term and bears interest at a quarterly variable rate. The interest rate as of December 31, 2005 and December 31, 2004 was 4.95% and 5.05%, respectively.
     The estimated fair values of the Company’s collateralized loans at December 31, 2005 and 2004 based on quoted market prices or discounted cash flows using currently available borrowing rates, were $6.2 million and $7.5 million, respectively, compared to the carrying values of $6.2 million and $7.1 million, respectively.
12. SHAREHOLDERS’ EQUITY
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
     The Company’s Board of Directors has authorized the repurchase of up to $500 million of the Company’s common stock during the period from July 2003 through June 2006 on the open market or in privately negotiated transactions, pursuant to terms management deems appropriate and at such times it may designate. During 2005, the Company repurchased approximately 4.0 million shares at a cost of $105.9 million, or an average cost of $26.18 per share. In 2004, the Company repurchased approximately 1.2 million shares at a cost of $30.0 million, or an average cost of $24.33 per share. In 2003, the Company repurchased approximately 6.2 million shares at a cost of $229.8 million, or an average cost of $36.83 per share.The Company will hold repurchased shares as treasury shares and intends to use them for general corporate purposes, including but not limited to acquisition-related transactions and for issuance upon exercise of outstanding stock options. During 2005 and 2004, the Company reissued 2.4 million and 0.5 million shares, respectively, from treasury.

13. EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the diluted EPS computation for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Numerator (in millions):
Net income (loss) for basic EPS	$(16.6)	$(3.8)	$183.2
Adjustments for interest expense on 1% Convertible Senior Notes, net of tax	—	—	2.1

Earnings (loss) for diluted EPS	$(16.6)	$(3.8)	$185.3

	2005	2004	2003
Denominator (in millions):
Weighted average shares for basic EPS	246.9	248.6	250.1
Effect of dilutive securities:
Stock options and warrants	—	—	3.7
1% Convertible Senior Notes	—	—	3.4

Weighted average shares for diluted EPS	246.9	248.6	257.2

Basic earnings (loss) per share	$(0.07)	$(0.02)	$0.73

Diluted earnings (loss) per share	$(0.07)	$(0.02)	$0.72

     The Company incurred a net loss for 2005 and 2004 and, accordingly, did not assume exercise or conversion of any of the Company’s outstanding stock options, warrants, or convertible notes during the periods because to do so would be anti-dilutive. As a result, options and warrants to purchase 31.1 million and 30.9 million shares of common stock were outstanding at December 31, 2005 and 2004, respectively, but were excluded from the calculation of diluted earnings per share. The Company’s 1% Notes, which were issued during 2003 and represent 7.3 million potential shares of common stock issuable upon conversion, were excluded from the diluted earnings per share calculation in 2005 and 2004 because they were anti-dilutive.
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
14. COMMON STOCK EQUIVALENTS
     The Company grants stock incentive awards under certain of the following plans. At the Company’s annual meeting in May 2004, the Company’s shareholders approved the establishment of the 2004 Stock Incentive Plan, (the “2004 Plan”) to be used as the primary plan for employee awards. A total of 21,000,000 shares of common stock have been reserved for issuance under the 2004 Plan. Of this amount, a total of 8,000,000 shares were previously approved by the stockholders for issuance under the 1999 Plan and were effectively transferred into the 2004 Plan.

		Shares
		Authorized for
Plan	Description	Option Grants
		(in millions)
1991 Plan	Provides option incentives to employees, consultants and advisors of the Company	33.0
1999 Plan	Provides option incentives to employees, consultants and advisors of the Company	23.3
2003 Non-Employee Directors Plan	Provides option incentives to non-employee directors	0.8
2004 Plan	Provides option, stock appreciation rights, restricted stock, stock units and/or stock incentive awards to employees, non-employee directors, consultants and advisors of the Company	21.0
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

Options under all plans normally vest over a three to five year period and have a maximum term of 10 years. The Company has reserved a total of 17.9 million shares of common stock for issuance under these plans as of December 31, 2005.
     Related stock option activity is as follows (shares in millions):

	1991, 1999 and		Non-Employee
	2004 Plans		Directors Plans		Acquired Plans
		Price per		Price per		Price per
	Shares	share (1)	Shares	share (1)	Shares	share (1)
Outstanding, Dec. 31, 2002	24.1	$33.45	0.9	$29.53	3.6	$28.17
Granted	5.4	30.18	0.2	35.87	—	—
Exercised	(2.0)	11.61	(0.1)	2.02	(0.7)	21.30
Canceled	(1.4)	41.33	—	—	(0.3)	33.98

Outstanding, Dec. 31, 2003	26.1	34.00	1.0	30.52	2.6	29.82

Granted	4.9	23.93	0.2	23.17	—	—
Exercised	(1.0)	9.21	(0.2)	1.31	(0.2)	20.86
Canceled	(2.5)	35.51	—	—	(0.3)	32.63

Outstanding, Dec. 31, 2004	27.5	33.12	1.0	33.12	2.1	30.48

Granted	5.0	25.78	0.2	26.71	—	—
Exercised	(1.6)	17.16	—	—	(0.4)	21.32
Canceled	(2.4)	33.31	—	—	(0.3)	36.78

Outstanding, Dec. 31, 2005	28.5	$32.58	1.2	$31.88	1.4	$32.06

(1)	Price per share is the weighted average exercise price.
     Additional information related to the plans as of December 31, 2005 is as follows (shares in millions):

	Options Outstanding			Options Exercisable
		Wtd Avg
		remaining
Range of	Options	contractual	Wtd Avg	Options	Wtd Avg
exercise prices	outstanding	life (yrs)	Ex. Price	Exercisable	Ex. Price
$ 0.01 - $10.00	1.7	1.7	$6.26	1.7	$6.26
$10.01 - $20.00	2.2	2.7	$18.25	2.2	$18.25
$20.01 - $30.00	14.0	7.4	$25.65	6.8	$26.28
$30.01 - $40.00	5.6	5.6	$36.18	4.4	$36.91
$40.01 - $50.00	3.6	5.3	$42.46	3.4	$42.50
$50.01 - $60.00	0.4	3.9	$56.71	0.4	$56.71
$60.01 - $70.00	3.3	3.6	$60.88	3.3	$60.88
$70.01 - $80.00	0.3	4.5	$72.22	0.3	$72.22

	31.1	5.7	$32.54	22.5	$34.82

     In June 2001, the Company introduced an employee stock purchase plan (“ESPP”) under which 3.0 million shares of common stock were reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at plan-defined dates. Employees purchased 0.3 million shares, 0.2 million shares and 0.2 million shares, for $5.6 million, $4.6 million and $4.8 million, during 2005, 2004 and 2003 respectively, under the plan.
     In connection with the Acquisition, the Company assumed warrants to purchase common stock, of which the following are outstanding as of December 31, 2005:

Shares (in 000’s)	Exercise Price	Expiration
5.1	$55.13	June 2008
15. INCOME TAXES
     The components of the provision for income taxes are as follows (in millions):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$(1.7)	$(10.9)	$33.0
State	8.0	(4.3)	7.4
Foreign	0.1	0.2	0.2

Total current expense (benefit)	6.4	(15.0)	40.6

Deferred:
Federal	5.0	4.8	83.1
State	9.8	4.8	(15.7)
Foreign	2.9	—	—

Total deferred expense	17.7	9.6	67.4

Total tax expense (benefit)	$24.1	$(5.4)	$108.0

     Significant components of the Company’s deferred tax assets and liabilities at December 31, are as follows (in millions):

	2005	2004
Deferred tax assets:
U.S. and state net operating loss carryforwards	$63.3	$77.4
U.K. net operating loss carryforwards	1.8	6.8
U.S. general business credit carryforwards	49.6	48.7
Alternative minimum tax credit carryforwards	8.0	7.5
Accrued co-promotional expenses not currently deductible	19.2	23.1
Fixed assets and intangibles	35.4	19.3
Accounts receivable allowances and reserves	17.1	14.7
Allowance for government rebates	11.4	14.1
Deferred compensation	2.4	6.3
Other accrued expenses not currently deductible	9.7	6.6
State research and development credits	14.1	13.1
Investment impairment	10.3	6.9
Unrealized losses on investments	5.9	—
California capitalized research expenses	0.7	1.3
Other	2.2	1.2

Total deferred tax assets	251.1	247.0

Deferred tax liabilities:
Unrealized gains on investments	—	(6.0)
Contingent interest	(14.0)	(8.3)

Total deferred tax liabilities	(14.0)	(14.3)

U.S. valuation allowance	(50.2)	(48.0)
U.K. valuation allowance	(0.3)	(6.8)

Total valuation allowance	(50.5)	(54.8)

Net deferred tax assets	$186.6	$177.9

     The provision (benefit) for income taxes varies from the income taxes provided based on the federal statutory rate (35%) as follows:

	Year ended December 31,
	2005		2004		2003
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(In Millions)
U.S.	$(4.2)		$(17.7)		$292.4
International	11.7		8.5		(1.2)

Earnings (loss) before taxes on income:	$7.5		$(9.2)		$291.2

Tax at U.S. federal statutory income tax rate	$2.6	35.0%	$(3.2)	(35.0)%	$101.9	35.0%
State taxes, net of federal tax benefit	(2.8)	(37.4)%	(2.3)	(25.5)%	(0.6)	(0.2)%
State research and development credits	(0.9)	(12.1)%	(10.8)	(117.5)%	—	—%
Changes in federal valuation allowance	—	—%	0.8	8.6%	—	—%
Change in state valuation allowance related to state research and development credits	0.7	9.9%	9.5	103.1%	—	—%
Other changes in state valuation allowance	5.0	66.8%	4.0	43.4%	9.8	3.4%
Changes in foreign valuation allowance	(4.3)	(57.6)%	(2.4)	(25.6)%	1.0	0.3%
Change in state income tax contingency reserve	1.8	24.6%	(1.5)	(15.8)%	—	—%
Nondeductible IPR&D expense	15.3	203.4%	2.4	26.4%	—	—%
U.S. general business credits generated	(0.8)	(11.0)%	(3.6)	(38.7)%	(2.4)	(0.8)%
Effect of foreign rates other than 35%	(0.6)	(7.5)%	(0.4)	(4.3)%	—	—%
Meals and entertainment	1.1	14.1%	0.8	8.7%	0.6	0.2%
Nondeductible costs associated with orphan drug credit	0.3	3.6%	0.4	4.7%	—	—%
Record goodwill for prior period purchase accounting adjustments	1.8	23.6%	—	—%	—	—%
True-up of unearned compensation	(1.9)	(25.0)%	0.5	5.1%	—	—%
True-up of permanent differences in prior year U.K. tax returns	3.1	41.6%	—	—%	—	—%
True-up of prior period tax provisions	2.8	37.3%	—	—%	—	—%
Other	0.9	11.8%	0.4	3.8%	(2.3)	(0.8)%

Total	$24.1	321.1%	$(5.4)	(58.6)%	$108.0	37.1%

     The effective income tax rate on earnings from continuing operations was 321.1% in 2005 as compared to (58.6)% in 2004. The higher effective tax rate in 2005 is attributable primarily to the Cellective Therapeutics acquisition which resulted in non-deductible acquired IPR&D expense of $43.7 million.
     During the third quarter of 2005, the prior accounting for the reversal of approximately $4.8 million of valuation allowances associated with the utilization of certain acquired income tax carryforwards was corrected. The correction was comprised of relatively small amounts related to reporting periods dating back to the acquisition of Aviron in January 2002 and resulted in additional income tax expense of approximately $4.8 million during the third quarter of 2005 and a corresponding reduction to goodwill on the consolidated balance sheet.
     During the fourth quarter of 2005, the Company made a number of additional corrections related to the reporting periods dating back to the acquisition of Aviron relating predominantly to unearned compensation, income tax carryforwards, valuation allowances and income tax contingency reserves, as well as for the prior accounting for foreign exchange gains on intercompany borrowings and provision to return adjustments for the Company’s U.K. subsidiary. The aggregate impact of these fourth quarter 2005 corrections was to reduce goodwill by $4.0 million and reduce income tax expense by $1.6 million bringing the cumulative third and fourth quarter corrections to $3.2 million. The $11.2 million true-up adjustment recorded in the fourth quarter of 2004 related to the final resolution and determination of beginning deferred tax assets related to the fixed assets of Aviron was also corrected during the fourth quarter of 2005 by reducing goodwill and increasing deferred income taxes by $5.0 million.
Tax Attributes
     At December 31, 2005 the Company had consolidated net operating loss carryforwards for U.S. income tax purposes of approximately $129.4 million expiring between 2020 and 2022. As of December 31, 2005, the Company had foreign net operating loss carryforwards of $6.0 million for U.K. income tax purposes that can be carried forward indefinitely.

     The U.K. carryforward amount decreased from 2004 as such losses were utilized and due to reconciliations to previously-filed tax returns. The Company also has U.S. general business credit carryforwards comprised of federal research and experimentation and orphan drug credit carryforwards of approximately $68.2 million at December 31, 2005 expiring through 2025. The timing and manner in which the Company will utilize U.S. net operating loss and general business credit carryforwards in any year, or in total, will be limited by provisions of the Internal Revenue Code Sections 382 and 383, regarding changes in ownership of the Company. It is not anticipated that these limitations will result in the loss of the related tax attributes.
Items Charged to Equity and Other Comprehensive Income or Goodwill
     During 2005 and 2004, the Company recognized certain tax benefits related to stock option plans in the amount of $7.6 million and $5.2 million, respectively. $0.6 million of the 2005 benefits was recorded as a reduction to income taxes payable and a reduction to goodwill as it related to vested options of legacy Aviron employees. The remaining benefits were recorded as a reduction to income taxes payable and an increase in additional paid-in-capital.
     During 2005 the Company recognized a decrease in its unearned compensation deferred tax asset resulting in a charge to additional paid-in capital of $1.9 million. The unearned compensation deferred tax asset was established for the tax effect of future deductions related to the unvested shares of the legacy Aviron employees at the time of the Acquisition. The decrease in the deferred tax asset in 2005 relates to 2005 terminations of certain of those employees. Also during 2005, the Company made certain corrections to prior accounting for unearned compensation and accounting for deductions related to vested shares of legacy Aviron employees. These corrections resulted in a $6.7 million decrease to additional paid-in capital and a $3.2 million decrease to goodwill.
     During 2005 the Company released valuation allowances due to utilization of the related deferred tax assets resulting in a $3.2 million decrease to goodwill. As these valuation allowances were established in the purchase accounting for the Acquisition, the release of the valuation allowances were appropriately accounted for through goodwill.
     During 2005 and 2004, the Company recognized a deferred tax asset related to unrealized losses on investments in the amount of $11.9 million and $9.0 million, respectively. The deferred tax assets were recorded properly as a decrease in accumulated other comprehensive income.
Valuation Allowance
     At December 31, 2005, the Company had a total valuation allowance against its deferred tax assets of $50.5 million. $17.6 million of the valuation allowance relates to acquired deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets. The change in the valuation allowance was a net decrease of $4.3 million and an increase of $11.9 million during 2005 and 2004, respectively; $2.7 million of the 2005 decrease was due to reclassification of income tax contingency reserves out of valuation allowance.
     The state valuation allowance related to research and development credits increased by $0.7 million. The balance of the state valuation allowance, which predominantly relates to current year generated net operating losses, increased in total by $4.2 million, with a $5.0 million increase impacting tax expense and the remaining $0.8 million decrease impacting goodwill. The increase in state valuation allowances related to research and development credits and net operating loss carryforwards relates to current year generated credits and losses for which management has not determined that it is more likely than not that the Company will have sufficient future earnings in that jurisdiction to utilize the credits and losses.
     The foreign valuation allowance decreased by $6.5 million with $4.3 million of the decrease impacting tax expense and the remaining $2.2 million decrease impacting goodwill. The foreign valuation allowance decrease relates to utilization of tax attributes. Since the Company has not determined that it is more likely than not that the Company will generate U.K. taxable income in the future, the Company has provided a full valuation allowance against remaining U.K. deferred tax assets totaling $0.3 million.
     Management is uncertain of the realization of the tax benefit associated with a portion of the deferred tax assets attributable to the state net operating losses and the federal and state general business credits which were generated by U.S. Bioscience and Aviron prior to their acquisition by the Company. Accordingly, a valuation allowance remains for some of these deferred tax assets at December 31, 2005 and 2004.

American Jobs Creation Act of 2004
     Under the American Jobs Creation Act of 2004, a phased-in special deduction was introduced associated with pre-tax income from domestic production activities. The Company was not eligible for the special deduction in 2005 because the Company had net operating loss carryforwards that offset its taxable income. It is unclear whether the Company will be eligible for the special deduction in 2006 because the Company will have net operating carryforwards that will likely offset taxable income.The Company has analyzed the impact of the one-time favorable foreign dividend provisions enacted as part of the American Jobs Creation Act of 2004. After considering the impact of this legislation on the Company’s tax position, the Company has determined that it continues to be the Company’s intention to indefinitely reinvest undistributed foreign earnings. Accordingly, no deferred tax liability has been recorded in connection therewith. It is not practicable for the Company to determine the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration.
Income Tax Contingency Reserves
     The Company has established contingency reserves related to income taxes in accordance with SFAS No. 5. These reserves predominantly relate to research and experimentation credits, transaction costs, and various state matters. The reserves related to research and experimentation credits and transaction costs were appropriately recorded against correlating deferred tax assets, and the state income tax reserves were appropriately recorded in current taxes payable.
     The State of Maryland passed legislation during 2004 disallowing intercompany royalties and interest deductions. The Company reached a settlement with the State of Maryland on these transactions which resulted in the Company releasing a reserve of $1.5 million in 2004.
16. SIGNIFICANT AGREEMENTS AND COLLABORATIONS
     GlaxoSmithKline (GSK)— The Company and GSK are developing under a strategic alliance a vaccine against human papillomavirus (“HPV”) to prevent cervical cancer. Under the terms of the agreement, the companies will collaborate on research and development activities. The Company conducted Phase 1 and Phase 2 clinical trials and manufactured clinical material for the studies. GSK is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities. In exchange for exclusive worldwide rights to the Company’s HPV technology, GSK agreed to provide the Company with an upfront payment, equity investment and research funding (substantially all received and recognized prior to 2002), as well as potential developmental and sales milestones and royalties on any product sales.
     In February 2005, the Company amended its agreement with GSK for the development of HPV vaccines. Under the amended agreement, the Company may also receive certain milestone payments and royalties on future development and sales of an investigational HPV vaccine now in Phase 3 development by Merck & Co., Inc (“Merck”). In the aggregate, the Company may receive up to approximately $42 million in milestone payments from GSK and Merck in connection with the development of the HPV vaccines.
     In August 2005, the Company licensed worldwide rights from GSK to develop certain anti-Staphylococcal monoclonal antibodies, the lead antibody being in Phase 2 clinical development for the prevention of serious bloodstream infections caused by Staphylococcus in low-birthweight infants. The Company will be responsible for future research and development and any resulting second-generation monoclonal antibodies as well as all future sales and marketing activities worldwide. Under the terms of the agreement, the Company agreed to provide an upfront fee, potential milestone payments, and royalties on any resulting marketed products. The Company has also assumed responsibility for future milestone and royalty payment obligations to Biosynexus Inc., from which GSK originally licensed the BSYX-A110 antibody and related rights in 2002. The Company and GSK have been sued by Biosynexus in connection with this transaction (see Note 18).
     In 2000, the Company granted a worldwide, exclusive license to its Streptococcus pneumoniae vaccine technology to GSK in exchange for an upfront payment of $10 million and future milestones totaling more than $20 million, plus royalties on any product sales. Under the terms of the agreement, GSK is responsible for all clinical development, manufacturing and sales and marketing activities for the S. pneumoniae vaccine.
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
     Abbott Laboratories— The Company has a co-promotion agreement with Abbott for promotion of Synagis in the United States. Under the terms of the co-promotion agreement, the Company is required to pay Abbott a percentage of net domestic sales based on achieving certain sales thresholds over the annual contract year. In August 2005, the Company amended the co-promotion agreement. Under the terms of the amended agreement, Abbott will continue to provide promotional activities with respect to Synagis until June 30, 2006, at which time the Company will take full responsibility for sales and marketing in the United States. The Company will continue to pay Abbott for their co-promotion services during the 2005/2006 respiratory syncytial virus (“RSV”) season and has agreed to make certain incremental payments over and above the previous co- promotion agreement to Abbott, including milestone-based payments and increased incentive payments contingent upon the achievement of certain sales thresholds during 2005 and 2006. In addition, if Numax, the Company’s second-generation anti-RSV monoclonal antibody that is currently in Phase 3 development, is not approved by the FDA before September 1, 2008, the Company would pay Abbott a portion of the proceeds from the sales of Synagis in the U.S. for up to a two-year period beginning at such time. The present value of the incremental payments that the Company deems probable have been recorded as liabilities in the consolidated balance sheet and are as follows as of December 31, 2005: Other Current Liabilities, $236.7 million; Other Liabilities, $54.8 million. In connection with this transaction, the Company recorded an intangible asset of $360.4 million which represented the estimated fair value of the exclusive promotion rights, determined as the aggregate present value of the probable incremental payments to be made as a result of the amended terms of the agreement in excess of the value of the co-promotion services to be rendered, as determined under the original agreement. The intangible asset will be amortized ratably over future sales of Synagis over the expected period of active sales and marketing activity in the United States (see Note 8).
     The Company has a distribution agreement with AI, an affiliate of Abbott, to distribute Synagis outside of the United States. Under the terms of the distribution agreement, the Company manufactures and sells Synagis to AI at a price based on end-user sales. The Company recognized $7.5 million in other revenues in each of 2004 and 2003 upon the achievement of certain sales goals under the distribution agreement. In February 2005, the Company and AI amended the international distribution agreement to include the exclusive distribution of Numax, if and to the extent approved for marketing by regulatory authorities outside of the United States. Under the terms of the amended agreement, AI will be working to secure regulatory approval of Numax outside of the U.S. and, upon receipt of such approval, will distribute and market Numax outside of the United States. The amended agreement requires AI to pay the Company additional compensation as compared to the previous agreement, and such amounts in excess of estimated fair value for product sales of Synagis are recognized as other revenue in the consolidated statement of operations. During 2005, $17.1 million of incremental revenue was recognized as other revenue.
     ALZA Corporation— In October 2001, the Company reacquired the domestic marketing rights to Ethyol from ALZA Corporation. Beginning April 1, 2002, the Company pays ALZA a declining royalty for nine years, based on sales of Ethyol in the United States.
     Evans Vaccines Limited— The Company manufactures key components of FluMist, specifically the bulk monovalents and diluents, at a facility in Speke, the U.K., pursuant to a sublease arrangement with Evans Vaccines Limited, a division of Chiron. The manufacturing areas on the existing site are subleased through June 2006. In connection with the agreements, the Company made an initial payment of $15.0 million and additional payments of $3.9 million each in September 2001, 2002, 2003, 2004 and 2005. The Company was also obligated to make additional payments not to exceed $20 million, less a $1 million credit and accrued interest on that credit, to be paid over the term of the agreement based on net sales of FluMist. This amount was due January 2006 and is included in other current liabilities in the accompanying consolidated balance sheets.
     Schering-Plough Corporation— The Company has an agreement with affiliates of Schering, for distribution of Ethyol in countries comprising the European Union, the European Free Trade Association and other countries outside of the United States.
     The Company also has licensing agreements for Ethyol with affiliates of Schering for several territories outside the United States. The licensees are required to pay the Company compensation based on their net sales of Ethyol, and the Company sells the product to the licensees at an agreed upon price.
     Wyeth— In April 2004, the Company entered into agreements to dissolve the collaboration with Wyeth for FluMist and to reacquire rights to an investigational second-generation liquid formulation, CAIV-T, and all related technology. As a result of the dissolution and in exchange for an upfront fee and future development milestones and sales-related royalties, MedImmune reacquired the influenza vaccines franchise, and has assumed full responsibility for the manufacturing, marketing, and sale of FluMist and any subsequent related products. During a transition period that was substantially completed as of December 31, 2004, Wyeth provided bulk manufacturing materials and transferred clinical trial data, as well as provided manufacturing support services.
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
     In connection with the transaction, the Company recorded acquired IPR&D charges of $4.7 million and $29.2 million during 2005 and 2004, respectively, as well as a permanent impairment charge of $73.0 million during 2004 to write off the remaining unamortized cost of the Wyeth intangible asset originally recorded for the collaboration.
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
17. COMMITMENTS AND CONTINGENCIES
     Manufacturing, Supply and Purchase Agreements
     Synagis —In December 1997, the Company entered into a Euro-denominated agreement with Boehringer Ingelheim Pharma GmbH & Co. KG (“BI”) to provide supplemental manufacturing of Synagis. The Company has firm commitments with BI for planned production and fill/finish through 2012 for approximately 99 million Euros ($117.3 million as of December 31, 2005). The Company paid $29.4 million in 2005, $30.3 million in 2004 and $18.1 million in 2003 related to production and scale-up of production as part of an additional agreement. Should BI be unable to supply Synagis to the Company for any reason, there can be no assurance that the Company will be able to secure an alternate manufacturer in a timely basis or without increased cost.
     In 2005, Sicor Pharmaceuticals, Inc. began to provide filling services for Synagis product manufactured at the FMC facility under a multi-year agreement. The Company has a firm commitment with Sicor for approximately $6.5 million through 2007. The Company paid Sicor $3.3 million in 2005 for commercial fills. In September 2005, Cardinal Health PTS, LLC began to label and package Synagis filled by Sicor under a multi-year agreement. The Company has a firm commitment with Cardinal for approximately $0.4 million in 2006. The Company paid Cardinal $0.8 million in 2005 for labeling and packaging services.
     FluMist —The Company has a production agreement with Cardinal Health 406, Inc. to perform secondary production (i.e., assembly, labeling and packaging) of FluMist. As part of this agreement, the Company is obligated to pay annual non-refundable minimum payments for each contract year, if the price for units invoiced to the Company during a production year totals less than the minimum payment. Future minimum payments totaling $3.1 million are committed through December 31, 2007. Payments of $1.6 million were made for 2005, and $1.1 million were made for each of 2004 and 2003. Should the actual level of future production exceed the contract minimum, then actual payments will be correspondingly higher.
     The Company has a worldwide multi-year supply agreement with Becton Dickinson for the supply of its AccuSpray non-invasive nasal spray delivery system for administration of FluMist. The Company has firm commitments to Becton Dickinson of approximately $28 million through 2009. The Company paid Becton Dickinson $1.8 million, $6.0 million and $2.4 million in 2005, 2004 and 2003, respectively.
     CytoGam — The Company has manufacturing, supply and purchase agreements to provide production capability for CytoGam, and to provide a supply of human plasma for production of the product. The Company has entered into a new arrangement with BioLife Plasma Services and is committed for approximately $1.5 million for source plasma in 2006. The Company paid BioLife $4.3 million, $4.1 million and $4.1 million in 2005, 2004, and 2003, respectively. No assurance can be given that an adequate supply of plasma will be available from the Company’s suppliers.
     Massachusetts Biologic Laboratories (“MBL”) is the current manufacturer of bulk product for CytoGam. The Company has a commercial agreement with MBL for planned bulk production of CytoGam through June 2006 for $2.6 million, subject to production level adjustments. Pursuant to the agreements with MBL, the Company paid $5.9 million, $5.9 million and $8.1 million in 2005, 2004 and 2003, respectively, for production and process development.
     The Company has a commercial agreement with Precision Pharma Services for manufacture of the intermediate material (fraction II + III paste), and is committed for $0.5 million in fractionation services, subject to production yield adjustments, through June 2006. The Company paid Precision Pharma

Services $1.1 million, $0.7 million and $2.4 million in 2005, 2004 and 2003, respectively, for fractionation services. The Company has entered into an agreement with Precision Pharma Services effective July 2006 for fractionation services and to replace MBL as the bulk manufacturer. Completion of the technical transfer for the bulk production process is expected to be completed in 2006. The Company is contingently committed to Precision Pharma for fractionation services and bulk production for approximately $11.0 million through 2009, pending FDA approval of the manufacture of bulk product by Precision Pharma.
     If MBL, which currently holds the sole product and establishment licenses from the FDA for the manufacture of CytoGam, or Precision Pharma Services are unable to satisfy the Company’s requirements for CytoGam on a timely basis or are prevented for any reason from manufacturing CytoGam, the Company may be unable to secure an alternative manufacturer without undue and materially adverse operational disruption and increased cost.
     Letters of Credit— The Company has guaranteed performance under certain agreements related to its construction projects. The undiscounted maximum potential amount of future payments that the Company could be required to make under such guarantees, in the aggregate, is approximately $1.7 million.
     Research and Development, Licensing and Other Agreements —The Company has entered into research and development collaborations, licensing and other agreements with various federal and academic laboratories and other institutions to gain access to new product candidates and technologies, to further develop its products and technology, and to perform clinical trials. Under these agreements, the Company is committed to provide funding of approximately $14 million in 2006, and $32 million in the aggregate over the term of those agreements. In addition, the Company is also contingently committed for development milestone payments as well as sales-related milestone payments and royalties relating to potential future product sales under these agreements. The amount, timing and likelihood of these payments is unknown as they are dependent on the occurrence of future events that may or may not occur, such as the granting by the FDA of a license for product marketing in the United States. If all contractual development milestones were to be achieved under these agreements, which the Company does not consider probable, the total development milestones payments would approximate $1.1 billion.
18. LEGAL PROCEEDINGS
Litigation Regarding Generic Version of Ethyol
     In April 2004, Sun Pharmaceutical Industries Limited (“Sun”) submitted an abbreviated new drug application (“ANDA”) to the U.S. Food and Drug Administration for a generic version of Ethyol (amifostine) and notified the Company of such submission in June 2004. In the notice, Sun notified the Company that as part of its ANDA it had filed certification of the type described in Section 505(j)(2)(A)(vii)(IV) of the Federal Food, Drug and Cosmetic Act, 21 U.S.C. § 335(j)(2)(A)(vii)(IV), with respect to certain patents owned by the Company. In August 2004, the Company filed an action in the United States District Court for the District of Maryland for patent infringement against Sun, arising out of the filing by Sun of the ANDA with the FDA seeking approval to manufacture and sell the generic version of Ethyol prior to the expiration of various U.S. patents. Discovery is currently ongoing. The Company intends to vigorously enforce its patents.
AWP Cases
     In January 2003, a lawsuit was filed by the County of Suffolk, New York (“Suffolk”) in the United States District Court, Eastern District of New York, naming MedImmune, along with approximately 25 other pharmaceutical and biotechnology companies, as defendants. In August 2003, the County of Westchester, New York (“Westchester”) filed and served a similar suit against MedImmune and approximately 25 other pharmaceutical and biotechnology companies. Likewise, in September 2003, the County of Rockland, New York (“Rockland”) also filed and served a similar suit against MedImmune and approximately 25 other pharmaceutical and biotechnology companies. In August 2004, the City of New York (“New York City”) also filed and served a similar suit against MedImmune and approximately 60 other pharmaceutical and biotechnology companies. The federal cases brought against the Company by Suffolk, Westchester and Rockland (collectively, the “Counties”) and New York City have been consolidated for pre-trial purposes under the caption In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456, Civ. Action No. 01-CV-12257-PBS, before the United States District Court in the United States District Court for the District of Massachusetts (AWP Multidistrict litigation).
     In June 2005, an amended and consolidated complaint (“Consolidated Complaint”) was filed on behalf of thirty New York Counties and the City of New York — all of which are represented by one law firm. This lawsuit joins all previous county actions, with the exception of Suffolk County and Nassau

County. (A lawsuit was also filed by Erie County, which remains pending, but that action was filed in New York state court.) Similarly, nine additional counties, all represented by this same law firm, are having their cases transferred to the MDL in order to join the Consolidated Complaint or have expressed an interest in joining the consolidated complaint. Nassau County’s complaint was transferred to the MDL in April 2005. Separate counsel represents Nassau. The Erie County suit remains pending in New York State Supreme Court. In three separate opinions, Judge Saris dismissed all of Suffolk County’s claims against MedImmune; Suffolk County did not join the Consolidated Complaint as to any of the defendants that were dismissed, including MedImmune.
     The Counties and New York City allege that the defendants, including MedImmune, manipulated the “average wholesale price” (“AWP”), a price listed by price reporting agencies and used as a Medicaid reimbursement benchmark, causing the Counties and New York City to pay artificially inflated prices for covered drugs. In addition (with the exception of Erie County which has sued us in state court and alleges only improper AWP reporting), the Counties and New York City argue that the defendants, including MedImmune, did not accurately report “best price,” a statutorily defined term that must be reported by manufacturers in order to qualify for Medicaid reimbursement. The plaintiffs seek declaratory and injunctive relief, disgorgement of profits, and treble and punitive damages suffered as a result of the defendants’ alleged unlawful practices related to prescription medication paid for by Medicaid. Nassau County’s complaint makes substantially the same allegations as the Consolidated Complaint but also includes RICO counts. With respect to the Consolidated Complaint, it asserts similar claims to those raised in the original complaint as well as new claims directed to RespiGam and CytoGam and new allegations related to the alleged improper reporting of the Wholesaler Acquisition Cost of various products, including Synagis, Ethyol, RespiGam and CytoGam, and how this alleged improper reporting affects the AWP for these products.
     Similarly, in January 2005, a complaint was filed by the State of Alabama against more than 70 companies, including MedImmune, accusing all defendants of improper AWP and average manufacturer price (AMP) reporting and further alleging fraudulent misrepresentation, unjust enrichment and wantonness. Likewise, in October 2005, a lawsuit was filed by the State of Mississippi naming approximately 50 defendants, including MedImmune. The complaint alleges causes of action for state Medicaid fraud, deceptive trade practices, false advertising, crimes against the sovereignty, mail fraud, restraint of trade, common law fraud, and unjust enrichment.
     As of December 31, 2005, the Company estimates the range of possible pre-tax loss from the Alabama action, the Mississippi action, the New York City action and the New York State County actions (both consolidated and unconsolidated) to range from $0 to $15 million, exclusive of alleged treble damages, best price related claims and other asserted state law causes of action. The Company intends to vigorously defend against the claims asserted in these complaints.
Various Patent Litigation Matters
     In April 2003, the Company filed a suit against Genentech, Celltech R&D Limited (“Celltech”) and City of Hope National Medical Center in the United States District Court for the Central District of California. The Company currently pays Genentech a royalty for sales of Synagis made or sold in the U.S. pursuant to a patent license agreement between the parties covering United States Patent No. 6,331,415B1 (the “Cabilly Patent”). In the complaint, the Company alleged that the Cabilly Patent was obtained as a result of a collusive agreement between Genentech and Celltech that violates federal and California antitrust laws as well as California’s unfair business practices act. Additionally, the Company alleged that the Cabilly Patent is invalid and unenforceable under federal patent law and is not infringed by Synagis. In December 2003, the court granted Celltech’s and Genentech’s motions to dismiss the antitrust claims, and in January 2004, the court denied the Company’s motion to amend the complaint. In March 2004, the Company appealed from the dismissal of the antitrust claims to the United States Court of Appeals for the Federal Circuit. In April 2004, the court dismissed the remaining claims in the case for lack of subject matter jurisdiction. The Company filed a second appeal of that dismissal to the United States Court of Appeals for the Federal Circuit, which was consolidated with the first appeal. Briefing in both appeals was completed, and oral argument was held in February 2005. The court issued a decision on October 18, 2005, affirming the District Court decision which had dismissed all claims. MedImmune filed a Petition for Certiorari with the United States Supreme Court as to the subject matter jurisdiction issue and the Supreme Court granted the petition on February 21, 2006. The Company expects oral arguments to be heard during the Court’s 2006-2007 term , which begins in October 2006.
     In April 2002, the Company filed a suit against Centocor, Inc. (“Centocor”) in the United States District Court for the District of Maryland. That action was amended in January 2003 to add the Trustees of Columbia University in the City of New York (“Columbia”) and the Board of Trustees of the Leland Stanford Junior University (“Stanford” and together with Columbia, the “Universities”) as the owners of the patent. The Company currently pays Centocor a royalty for sales of Synagis made or sold in the U.S. pursuant to a patent Sublicense Agreement between the parties (the “Sublicense Agreement”). In the litigation, the Company has been seeking a declaratory judgment that it has no obligation to continue paying royalties to Centocor on the basis that the patent is invalid, unenforceable and does not cover Synagis. In March 2004, Centocor and the Universities moved to dismiss this suit for lack of subject matter jurisdiction and the District Court granted Centocor and the Universities’ motion in June 2004. The Company filed an appeal and the United States Court of Appeals for the Federal Circuit issued a decision on June 1, 2005, affirming the District Court decision which had dismissed all claims. The Company filed a Petition for Rehearing en banc which was denied on August 25, 2005. MedImmune filed a Petition for Certiorari with the United States Supreme Court and is awaiting a decision on that petition. The Company believes the Court will not make a decision on its petition until the Genentech matter described above is resolved.
     The Company has been made aware that on January 17, 2006, Genentech filed an action against the Company alleging that the Company’s Synagis product infringed two United States patents relating to certain lyophilized products. The suit was filed in the United States District Court for the Eastern District of Texas and seeks unspecified money damages. The Company has not yet been served with the Complaint. The Company and Genentech have been discussing matters relative to the patents, and MedImmune has been advising Genentech of various defenses it believes it has to the exposure, if any, for past sales of Synagis. The Company no longer makes or sells lyophilized Synagis in the United States. The Company intends to vigorously defend this lawsuit, if served on the Company.
Contract-Related Case
     On August 26, 2005, the Company entered into a License Agreement with an affiliate of GSK, pursuant to which the Company would develop monoclonal antibodies for infections and diseases caused by staphylococcal bacteria. GSK itself licenses certain technology from Biosynexus, Inc. and, in the License Agreement, sublicensed the portion of such technology related to monoclonal antibodies to the Company on an exclusive basis as well as exclusively licensing to MedImmune certain related technology developed internally by GSK. On December 28, 2005, Biosynexus sued GSK and MedImmune in a New York state court alleging that GSK had improperly assigned its contract with Biosynexus to MedImmune thereby breaching GSK’s obligations to Biosynexus and that MedImmune had tortiously induced that breach. Biosynexus is seeking a preliminary injunction to halt the flow of information and materials from GSK to the Company and damages due to the transfer of confidential information that has occurred to date. The Company believes that the Biosynexus claims against the Company are without merit and intends to vigorously defend against the claims asserted in the complaints. The Company does not believe that the outcome of this litigation will have a material adverse impact on the Company, but it may affect the progress of its anti-staphylococcal program.
Other Matters
     The Company is also involved in other legal proceedings arising in the ordinary course of our business. After consultation with its legal counsel, the Company believes it has meritorious defenses to the claims against it referred to above and is determined to defend its positions vigorously. While it is impossible to predict with certainty the eventual outcome of these proceedings, the Company believes they are unlikely to have a material adverse effect on its financial position, but could possibly have a material adverse effect on its results of operations for a particular period. There can be no assurance that the Company will be successful in any of the litigations to which it is a party. In the ordinary course of business, the Company has provided indemnification to various parties for certain product liability claims and claims that its products were not manufactured in accordance with applicable federal standards. While the Company is not aware of any current claims under these provisions, there can be no assurance that such claims will not arise in the future or that the effect of such claims will not be material to the Company.

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

Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF MEDIMMUNE
     Information with respect to directors is included our Proxy Statement to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the caption “Election of Directors,” and such information is incorporated herein by reference. Set forth in Part I, Item 1, are the names and ages as of February 25, 2006, the positions and offices held by, and a brief account of the business experience during the past five years, of each executive officer. All directors hold office until election and qualification of their successors, typically following elections at the next annual meeting of stockholders. Officers and key employees are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

ITEM 11.	EXECUTIVE COMPENSATION
     Information pertaining to executive compensation is included in the Proxy Statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The common stock information in the section entitled “Principal Stockholders” of the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The section entitled “Certain Relationships and Related Party Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is incorporated by reference to the applicable information in the 2006 Proxy Statement under the caption “Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
     The following documents or the portions thereof indicated are filed as a part of this report.
a)	Documents filed as part of the Report
1.	Financial Statements and Supplemental Data
a.	Report of Independent Registered Public Accounting Firm

b.	Consolidated Balance Sheets at December 31, 2005 and 2004

c.	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

d.	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

e.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

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
Date: March 10, 2006
/s/ DAVID M. MOTT

David M. Mott
Chief Executive Officer, President and Vice Chairman
Principal Executive Officer
Date: March 10, 2006
/s/ LOTA S. ZOTH

Lota S. Zoth
Senior Vice President and Chief Financial Officer
Principal Financial Officer
Date: March 10, 2006
/s/ MARK E. SPRING

Mark E. Spring
Vice President, Finance and Controller
Principal Accounting Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: March 10, 2006	/s/ WAYNE T. HOCKMEYER

Wayne T. Hockmeyer, Chairman

Date: March 10, 2006	/s/ DAVID BALTIMORE

David Baltimore, Director

Date: March 10, 2006	/s/ M. JAMES BARRETT

M. James Barrett, Director

Date: March 10, 2006	/s/ JAMES H. CAVANAUGH

James H. Cavanaugh, Director

Date: March 10, 2006	/s/ BARBARA HACKMAN FRANKLIN

Barbara Hackman Franklin, Director

Date: March 10, 2006	/s/ GORDON S. MACKLIN

Gordon S. Macklin, Director

Date: March 10, 2006	/s/ GEORGE M. MILNE, JR.

George M. Milne, Jr., Director

Date: March 10, 2006	/s/ ELIZABETH WYATT

Elizabeth Wyatt, Director

SCHEDULE II
MedImmune, Inc.
Valuation and Qualifying Accounts
(in millions)

		Additions	Additions
	Balance at	charged to	charged		Balance
	beginning of	costs and	to asset		at end
Description	period	expenses	accounts(1)	Deductions(2)	of period
For the year ended December 31, 2005
Sales Allowances	$14.5	$76.3	$—	$(70.2)	$20.6
Allowance for Doubtful Accounts	1.8	4.1	—	(3.0)	2.9
Inventory Reserve	49.3	41.9	—	(45.2)	46.0
Physical Asset Reserve	0.3	—	—	—	0.3
Tax Valuation Allowance (3)	54.8	—	5.6	(9.9)	50.5

	$120.7	$122.3	$5.6	$(128.3)	$120.3

For the year ended December 31, 2004
Sales Allowances	$9.0	$64.4	$—	$(58.9)	$14.5
Allowance for Doubtful Accounts	3.8	6.1	—	(8.1)	1.8
Inventory Reserve	88.1	70.9	—	(109.7)	49.3
Physical Asset Reserve	0.3	—	—	—	0.3
Tax Valuation Allowance (3)	42.9	—	14.3	(2.4)	54.8

	$144.1	$141.4	$14.3	$(179.1)	$120.7

For the year ended December 31, 2003
Sales Allowances	$10.6	$42.4	$—	$(44.0)	$9.0
Allowance for Doubtful Accounts	7.5	14.5	—	(18.2)	3.8
Inventory Reserve	51.1	59.0	—	(22.0)	88.1
Physical Asset Reserve	0.3	—	—	—	0.3
Tax Valuation Allowance (3)	32.3	—	10.6	—	42.9

	$101.8	$115.9	$10.6	$(84.2)	$144.1

(1)	Include amounts charged to deferred tax assets and amounts charged to goodwill in connection with the Acquisition.

(2)	Deductions include reversals of costs and expenses for adjustments to previously recorded allowances resulting from changes in estimates.

(3)	A portion of the Company’s deferred tax assets recognized relate to state and foreign net operating loss and credit carryforwards. Because the Company operates in multiple state and foreign jurisdictions, it considers the need for a valuation allowance on a state-by-state and country-by-country basis. Management believes that the Company may not be able to utilize the loss carryforwards in the future because the Company has a history of pre-tax losses in that jurisdiction or the losses may expire in the near future.

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation, as restated as of February 25, 2004, incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2003.

3.2	By Laws, as amended and restated as of May 19, 2005, incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.1	Amended and Restated Rights Agreement, dated as of October 31, 1998, by and between MedImmune and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 99.2 to our Registration Statement on Form 8-A/A, filed on December 1, 1998.

4.2	Certificate of Designations of Series B Junior Preferred Stock, incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

4.3	Indenture, dated July 15, 2003, by and between MedImmune and The Bank of New York, incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3 (File No. 333-108710), filed on September 11, 2003.

4.4	Form of Senior Convertible Note due 2023, incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3 (File No. 333-108710), filed on September 11, 2003.

10.1(1)	Patent License Agreement, dated July 17, 1997, by and between Protein Design Labs and MedImmune, incorporated by reference to Exhibit 10.73 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.2(1)	License Agreement, dated June 4, 1997, by and between Genentech, Inc. and MedImmune, incorporated by reference to Exhibit 10.180 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.3(1)	License for Winter Patent, dated August 13, 1997, by and between Medical Research Council and MedImmune, incorporated by reference to Exhibit 10.181 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.4(1)	License Agreement, dated as of December 1, 1997, by and between the University of Iowa Research Foundation and MedImmune, incorporated by reference to Exhibit 10.183 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.5(1)	Sublicense Agreement, dated as of September 15, 2000, by and between Centocor, Inc. and MedImmune, incorporated by reference to Exhibit 10.174 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.6(2)	Patent License Agreement (Adair Patent Rights) (MedI-493), dated as of January 19, 1998, by and between Celltech Therapeutics Limited and MedImmune, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7(2)	Patent License Agreement (Adair Patent Rights) (MedI-493), dated as of June 24, 2005, by and among Celltech R&D Limited, UCB S.A. and MedImmune, incorporated by reference to Exhibit 10.2 to the our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.8(3)	Co-Promotion Agreement, dated as of November 26, 1997, by and between MedImmune and Abbott Laboratories, incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 1997, as amended by the Third Amendment to the Co-Promotion Agreement, dated as of August 26, 2005, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9(2)	Amended and Restated Distribution Agreement, dated as of February 23, 2005, by and between MedImmune and Abbott International LLC.

10.10(1)	Manufacturing Agreement, dated November 27, 1997, between MedImmune and Boehringer Ingelheim Pharma GmbH & Co. KG (successor-in-interest to Dr. Karl Thomae GmbH), incorporated by reference to Exhibit 10.78 to our Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit	Description
10.11	Amended and Restated License Agreement, effective as of May 1, 1993, by and between MedImmune Oncology, Inc., our wholly owned subsidiary formerly known as U.S. Bioscience, Inc. (“USB”), and Southern Research Institute, incorporated by reference to Exhibit 10.8 to the USB Annual Report on Form 10-K for the year ended December 31, 1993.

10.12(1)	Amifostine Manufacturing and Supply Agreement, dated as of January 1, 2001, by and between MedImmune Oncology, Inc. and PPG Industries, Inc., incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K/A for the year ended December 31, 2003, filed on December 21, 2004.

10.13(1)	Terms and Conditions for the Manufacture of Products by Ben Venue Laboratories, Inc., dated as of October 17, 2003, incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K/A for the year ended December 31, 2003, filed on December 21, 2004.

10.14(1)	Materials Transfer and Intellectual Property Agreement, dated February 24, 1995, by and between MedImmune Vaccines, Inc. (“MedImmune Vaccines”), our wholly owned subsidiary, formerly known as Aviron (“Aviron”), and the Regents of the University of Michigan, incorporated by reference to Exhibit 10.3 to Aviron’s Registration Statement on Form S-1 (File No. 333-05209), filed on June 5, 1996, as amended by the Letter Amendment, dated as of February 24, 1999, incorporated by reference to Exhibit 10.24 to Aviron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as further amended by the letter dated March 4, 1996 exercising MedImmune Vaccines’ option to include Japan as part of the Territory (as defined in the agreement), incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.15(1)	Agreement Relating to the Sharing and Provision of Certain Services, by and between Evans Vaccines Limited and MedImmune UK Limited, a wholly owned subsidiary of MedImmune Vaccines formerly known as Aviron UK Limited, incorporated by reference to Exhibit 10.45 to Aviron’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.16(1)	Amended and Restated Contract Manufacture Agreement, dated October 11, 2000, by and between Evans Vaccines Limited and MedImmune Vaccines, incorporated by reference to Exhibit 10.47 to Aviron’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.17(1)	Know How License Agreement, dated October 11, 2000, by and between Evans Vaccines Limited and MedImmune UK Limited, incorporated by reference to Exhibit 10.48 to Aviron’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.18(1)	Underlease of Plot 6 Boulevard Industry Park Halewood Merseyside, dated February 17, 2000, by and between MPEC Boulevard Limited (as Landlord), Medeva Pharma Limited (as Tenant) and Medeva PLC (as Guarantor), as subsequently assigned to MedImmune Vaccines, incorporated by reference to Exhibit 10.43 to Aviron’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.19+	Form of Employment Agreement entered into by and between MedImmune and each of David M. Mott and James F. Young, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 15, 2005.

10.20+	Form of Employment Agreement entered into by and between MedImmune and Edward M. Connor and our other executive officers (other than Dr. Hockmeyer, Mr. Mott and Dr. Young), incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 15, 2005.

10.21+	Employment Agreement entered into by and between MedImmune and Wayne T. Hockmeyer, Ph.D., dated as of March 1, 2006 incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 1, 2006.

10.22+	2004 Stock Incentive Plan, incorporated by reference to Exhibit A to our Definitive Proxy Statement filed on April 4, 2004, as amended on February 17, 2005.

10.23+	Form of Stock Option Agreement generally used for stock option grants to Mr. Mott, Dr. Hockmeyer or Dr. Young under the 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit	Description
10.24+	Form of Stock Option Agreement generally used for stock option grants to executive officers (other than Mr. Mott, Dr. Hockmeyer or Dr. Young) under the 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.25+	2003 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit A to our Definitive Proxy Statement, filed on April 17, 2003.

10.26+	Form of Stock Option Agreement generally used for grants to directors under the 2003 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.27+	1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-79241), filed on May 25, 1999, as amended to increase the number of shares subject to such plan as described in our Registration Statement on Form S-8 (File No. 333-105578), filed on May 27, 2003.

10.28^	Aviron 1999 Non-Officer Equity Incentive Plan, as amended as of September 24, 2001, incorporated by reference to Exhibit 4.1 to Aviron’s Registration Statement on Form S-8 (File No. 333-72120), filed on October 23, 2001.

10.29^	USB Non-Executive Stock Option Plan, as amended as of April 24, 1997, incorporated by reference to Exhibit 4.2 to USB’s Registration Statement on Form S-8 (File No. 333-26735), filed on May 9, 1997.

10.30+	1993 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-28481), filed on June 4, 1997.

10.31+	1991 Stock Option Plan, as amended as of May 16, 1997, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-28527), filed on June 4, 1997.

10.32+	2001 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-59272), filed on April 20, 2001.

10.33+	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2004.

21.1	Subsidiaries of MedImmune, Inc.*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Section 1350 Certifications*

99.1	Patent Table*

Notes:

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

^	Compensatory plan adopted without approval of stockholders assumed by MedImmune in connection with an acquisition. We do not intend to make any new grants under such plans.

(1)	Confidential treatment has been granted by the SEC for certain portions of the agreement. The copy filed as an exhibit omits the information subject to the confidentiality order.

(2)	Confidential treatment has been requested for certain portions of the agreement. The copy filed as an exhibit omits the information subject to the confidentiality request.

(3)	Confidential treatment has been granted by the SEC for certain portions of the Co-Promotion Agreement. The copy filed as an exhibit omits the information subject to the confidentiality order. Confidential treatment has been requested for certain portions of the Third Amendment to the Co-Promotion Agreement. The copy filed as an exhibit omits the information subject to the confidentiality request.