Form 10-Q
period 2006-04-26
MEDIMMUNE INC /DE
filed 2006-04-28
CIK 873591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐

No ☒

As of April 20, 2006, 248,753,859 shares of Common Stock, par value $0.01 per share, were outstanding.

MEDIMMUNE, INC.

MedImmune, Synagis, CytoGam, Ethyol, FluMist, NeuTrexin, RespiGam and Vitaxin are registered trademarks of the Company. Numax and Abegrin are trademarks of the Company.

Unless otherwise indicated, this Quarterly Report is current as of March 31, 2006 and the Company undertakes no obligation to update it to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Cash and cash equivalents	$148.0	$153.4
Marketable securities	706.1	457.1
Trade receivables, net	280.2	281.0
Inventory, net	70.5	69.4
Deferred tax assets, net	62.6	58.0
Other current assets	20.2	18.4
Total Current Assets	1,287.6	1,037.3

Marketable securities	783.6	861.4
Property and equipment, net	399.4	381.4
Deferred tax assets, net	99.5	128.6
Intangible assets, net	278.2	323.5
Other assets	43.4	47.8
Total Assets	$2,891.7	$2,780.0

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$36.8	$37.0
Accrued expenses	297.0	242.1
Product royalties payable	106.9	93.0
Convertible senior notes	500.0	500.0
Other current liabilities	276.3	276.4
Total Current Liabilities	1,217.0	1,148.5

Other liabilities	5.7	61.0
Total Liabilities	1,222.7	1,209.5

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5.5 million shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 420.0 million shares authorized; 255.5 million shares issued at March 31, 2006 and 255.5 million shares issued at December 31, 2005	2.6	2.6
Paid-in capital	2,706.7	2,688.5
Accumulated deficit	(809.9)	(842.5)
Accumulated other comprehensive income	(18.4)	(11.0)
	1,881.0	1,837.6

Less: Treasury stock at cost; 6.7 million shares at March 31, 2006 and 8.5 million shares at December 31, 2005	(212.0)	(267.1)
Total Shareholders' Equity	1,669.0	1,570.5
Total Liabilities and Shareholders' Equity	$2,891.7	$2,780.0

The accompanying notes are an integral part of these financial statements.

MEDIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share data)

	Three months ended
	March 31,
	2006	2005
Revenues:

Product sales	$491.6	$508.7
Other revenue	6.4	1.1
Total revenues	498.0	509.8

Costs and expenses:

Cost of sales	123.1	119.8
Research and development	87.9	69.3
Selling, general and administrative	211.9	157.5
Other operating expenses	2.7	2.6
Total expenses	425.6	349.2

Operating income	72.4	160.6

Interest income	15.7	16.7
Interest expense	(2.7)	(2.0)
Gain (loss) on investment activities	(0.8)	0.3
Earnings before income taxes	84.6	175.6
Income tax provision	37.6	61.5

Net earnings	$47.0	$114.1

Basic earnings per share	$0.19	$0.46

Shares used in calculation of basic earnings per share	247.9	248.1

Diluted earnings per share	$0.18	$0.45

Shares used in calculation of diluted earnings per share	260.0	257.2

The accompanying notes are an integral part of these financial statements.

MEDIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three months ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$47.0	$114.1
Adjustment to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	9.7	-
Deferred taxes	32.6	61.4
Depreciation and amortization	52.9	8.2
Amortization of premium on marketable securities	3.2	3.9
Realized loss (gain) on investments	0.8	(0.3)
Losses on write downs of inventory	8.9	4.6
Increase in sales allowances	24.2	37.1
Other, net	1.8	1.0
Other changes in assets and liabilities	(19.0)	10.0
Net cash provided by operating activities	162.1	240.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in marketable securities, net	(178.9)	(61.7)
Capital expenditures	(28.2)	(14.5)
Minority interest investments	(2.9)	(1.3)
Net cash used in investing activities	(210.0)	(77.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	40.7	1.9
Tax benefits from share-based compensation	1.9	-
Share repurchases	-	(17.4)
Repayments on long-term obligations	(0.2)	(0.2)
Net cash provided by (used in) financing activities	42.4	(15.7)
Effect of exchange rate changes on cash	0.1	-

Net (decrease) increase in cash and cash equivalents	(5.4)	146.8
Cash and cash equivalents at beginning of period	153.4	171.3
Cash and cash equivalents at end of period	$148.0	$318.1

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

2. Summary of Significant Accounting Policies

General

The financial information presented as of and for the three months ended March 31, 2006 (“Q1 2006”) and for the three months ended March 31, 2005 (“Q1 2005”) is unaudited. In the opinion of the Company’s management, the financial information presented herein contains all adjustments necessary for a fair presentation of results for the interim periods presented. The Company’s operations and financial results are highly seasonal. Interim results are not necessarily indicative of results for an entire year or for any subsequent interim period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Seasonality

The Company’s largest revenue-generating product, Synagis, is used to prevent respiratory syncytial virus (“RSV”) disease in high-risk infants. RSV is most prevalent in the winter months in the Northern Hemisphere. Because of the seasonal nature of RSV, limited sales, if any, of Synagis are expected in the second and third quarters of any calendar year, causing financial results to vary significantly from quarter to quarter.

FluMist is a nasally delivered live, attenuated vaccine used to help prevent influenza in healthy individuals age 5 to 49. As influenza is most prevalent in the fall and winter months in the Northern Hemisphere, the majority of FluMist sales are expected to occur during the second half of any calendar year, causing financial results to vary significantly from quarter to quarter.

Intangible Assets

Management assesses the intangible asset associated with the reacquisition of the U.S. co-promotion rights for Synagis for impairment on a periodic basis. Total future projected domestic sales of Synagis through 2009, used as the basis for amortization of the related intangible asset, are evaluated in conjunction with the annual long range planning process. Should the total of incremental payments, a portion of which are variable based on actual sales, made to Abbott in connection with the reacquisition of the U.S. co-promotion rights for Synagis are ultimately less than the amount of the associated liability recorded, the amount of the intangible asset will be adjusted accordingly.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, a revision of SFAS 123, “Share-based Payments.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is effective for the Company’s fiscal year beginning January 1, 2006. Adoption of the expense provisions of the statement has a material impact on the Company’s results of operations. The Company has adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that have not vested as of January 1, 2006. The Company has implemented the straight-line expense attribution method, whereas the Company’s previous expense attribution method was the graded-vesting method, an accelerated method, described by FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions to share-based employee compensation in Q1 2005 (in millions, except per share data):

		Q1
		2005
Net earnings, as reported		$114.1

Add:	share-based employee compensation expense included in historical results for the vesting of stock options assumed in conjunction with the Company’s acquisition of Aviron in January 2002, calculated in accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25,” net of related tax effect	0.1
Deduct:	share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(12.7)
Pro forma net earnings		$101.5

Basic earnings per share, as reported		$0.46
Basic earnings per share, pro forma		$0.41
Diluted earnings per share, as reported		$0.45
Diluted earnings per share, pro forma		$0.40

Effective January 1, 2005, the Company has estimated the fair value of share-based compensation expense associated with employee stock options using a binomial lattice-based option valuation model. The Company believes that the binomial approach provides a better measure of fair value of employee stock options because it incorporates assumptions about patterns of employee exercises in relation to such considerations as stock price appreciation, post-vesting employment termination behavior, the contractual term of the option and other factors. Prior to 2005, the Company estimated the fair value of employee stock options using the Black-Scholes option pricing model, which does not incorporate such correlation assumptions.

The fair value of employee stock options granted since January 1, 2005 was estimated using a binomial model that uses the weighted-average assumptions shown in the table below. The Company uses historical data to estimate option exercise and employee termination within the binomial model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Based on an analysis of economic data that marketplace participants would likely use in determining an exchange price for an option, the Company’s weighted-average estimate of expected volatility for Q1 2005 was 32%, reflecting the implied volatility determined from the market prices of traded call options on the Company’s stock. The expected life of an option is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different exercise patterns. The risk-free interest rate is based on the rate currently available for zero-coupon U.S. government issues with a term equal to the contractual life of the option.

Assumptions	Q1 2005
Option pricing model	Binomial
Expected stock price volatility	32%
Expected dividend yield	0%
Expected life of option-years	4.6 to 5.1
Risk-free interest rate	4.3%
Weighted average fair value of options granted	$ 8.27

3. Collaborative Agreements

The Company recorded charges totaling $0 million and $2.3 million during Q1 2006 and Q1 2005, respectively, associated with upfront fees and milestone payments under licensing agreements and research collaborations, which are included as a component of research and development expense in the consolidated statements of operations.

4. Intangible Assets

Intangible assets are comprised of the following (in millions):

	March 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Promotion rights reacquired from Abbott	$360.4	$(84.4)	$360.4	$(41.3)
Manufacturing know-how acquired from Evans	39.0	(36.8)	39.0	(34.6)
Other intangible assets	0.4	(0.4)	0.4	(0.4)

Total	$399.8	$(121.6)	$399.8	$(76.3)

The Company recorded an intangible asset of $360.4 million during the third quarter of 2005 in conjunction with the reacquisition of the co-promotion rights for Synagis in the United States. Amortization of the intangible asset is computed based on projected future sales of Synagis over the expected period of active sales and marketing efforts in the United States, which is projected to continue through the first half of 2009.

Amortization of the Evans intangible asset and other intangible assets is computed on the straight-line method based on the estimated useful lives of the assets. The Evans intangible will be fully amortized in the second quarter of 2006.

Amortization for the Company’s intangible assets for Q1 2006 and Q1 2005 was $45.3 million and $2.2 million, respectively. The estimated aggregate amortization for the remaining life of the assets is as follows (in millions):

For the nine months ended December 31, 2006	$51.1
For the year ended December 31, 2007	104.3
For the year ended December 31, 2008	90.2
For the year ended December 31, 2009	32.6
$278.2

5. Inventory

Inventory, net of valuation reserves, is comprised of the following (in millions):

	March 31,	December 31,
	2006	2005
Raw Materials	$16.2	$11.1
Work in Process	38.6	42.4
Finished Goods	15.7	15.9
	$70.5	$69.4

The Company recorded permanent inventory write-downs totaling $8.9 million and $4.6 million during Q1 2006 and Q1 2005, respectively, in cost of sales to reflect total FluMist inventories at net realizable value.

6. Share-based Compensation

As of March 31, 2006, the Company has a number of share-based compensation plans as described below. The pre-tax compensation cost that has been recognized for those plans was $9.7 million in Q1 2006 ($0.4 million to cost of sales, $3.7 million to research and development, $5.6 million to selling, general and administrative). The total income tax expense recognized in the statement of operations for share-based compensation was $2.4 million in Q1 2006. Share-based compensation cost capitalized in inventory was $0.5 million in Q1 2006.

The Company grants stock option incentive awards under certain of the following plans. The 2004 Stock Incentive Plan (the “2004 Plan”) is used prospectively as the primary plan for employee awards.

Plan	Description	Shares Authorized for Option Grants
		(in millions)
1991 Plan	Provides option incentives to employees, consultants and advisors of the Company	33.0
1999 Plan	Provides option incentives to employees, consultants and advisors of the Company	23.3
2003 Non-Employee Directors Plan	Provides option incentives to non- employee directors	0.8
2004 Plan	Provides option, stock appreciation rights, restricted stock, stock units and/or stock incentive awards to employees, non-employee directors, consultants and advisors of the Company	21.0

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

Options under all plans normally vest over a three to five year period and have a maximum term of 10 years. The Company has reserved a total of approximately 15.0 million shares of common stock for issuance under these plans as of March 31, 2006. Related stock option activity is as follows (shares in millions):

	1991, 1999 and 2004 Plan		Non-Employee Directors Plans		Acquired Plans
	Shares	Price per share(1)	Shares	Price per share(1)	Shares	Price per share(1)
Outstanding, Dec. 31, 2002	24.1	$ 33.45	0.9	$ 29.53	3.6	$ 28.17
Granted	5.4	30.18	0.2	35.87	—	—
Exercised	(2.0)	11.61	(0.1)	2.02	(0.7)	21.30
Canceled	(1.4)	41.33	—	—	(0.3)	33.98
Outstanding, Dec. 31, 2003	26.1	34.00	1.0	30.52	2.6	29.82
Granted	4.9	23.93	0.2	23.17	—	—
Exercised	(1.0)	9.21	(0.2)	1.31	(0.2)	20.86
Canceled	(2.5)	35.51	—	—	(0.3)	32.63
Outstanding, Dec. 31, 2004	27.5	33.12	1.0	33.12	2.1	30.48
Granted	5.0	25.78	0.2	26.71	—	—
Exercised	(1.6)	17.16	—	—	(0.4)	21.32
Canceled	(2.4)	33.31	—	—	(0.3)	36.78
Outstanding, Dec. 31, 2005	28.5	32.58	1.2	31.88	1.4	32.06
Granted	3.4	36.69	—	—	—	—
Exercised	(1.5)	23.17	—	—	(0.2)	26.67
Canceled	(0.6)	31.06	—	—	—	—
Outstanding, Mar. 31, 2006	29.8	$ 33.56	1.2	$ 32.65	1.2	$ 32.78

____________

(1)	Price per share is the weighted average exercise price.

The following disclosure provides a description of the significant assumptions used during Q1 2006, 2005, 2004 and 2003 to estimate the fair value of the Company’s employee stock option awards.

Q1 2006 and 2005 - The fair value of employee stock options granted during Q1 2006 and 2005 was estimated using a binomial model that uses the weighted-average assumptions shown in the table below. The Company uses historical data to estimate option exercise and employee termination within the binomial model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Based on an analysis of economic data that marketplace participants would likely use in determining an exchange price for an option, the Company’s weighted average estimate of expected volatility for Q1 2006 and 2005 reflects the implied volatility determined from the market prices of traded call options on the Company’s stock. The expected life of an option is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different exercise patterns. The risk-free interest rate is based on the rate currently available for zero-coupon U.S. government issues with a term equal to the contractual life of the option.

	Q1 2006	2005
Option pricing model	Binomial	Binomial
Expected stock price volatility	31%	32%
Expected dividend yield	0%	0%
Expected life of option-years	4.3 to 4.8	4.3 to 5.4
Risk-free interest rate	4.6%	4.3%
Weighted average fair value of options granted	$ 12.46	$ 8.94

2004 and 2003- The fair value of employee stock options granted during 2004 and 2003 was estimated using a Black-Scholes model that uses the weighted-average assumptions shown in the table below. The expected life of an option was derived from historical stock option exercise experience. The risk-free interest rate was based on the rate currently available for zero-coupon U.S. government issues with a term equal to the expected life of the option.

	2004	2003
Option pricing model	Black-Scholes	Black-Scholes
Expected stock price volatility	49%	51%
Expected dividend yield	0%	0%
Expected life of option-years	5.0	5.0
Risk-free interest rate	3.4%	3.3%
Weighted average fair value of options granted	$ 11.20	$ 16.55

Additional information related to the plans as of March 31, 2006 is as follows (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Options Outstanding	Wtd. Avg. Remaining contractual life (yrs)	Wtd. Avg. Ex. Price	Options Exercisable	Wtd. Avg. Ex. Price
$ 0.01 — $10.00	1.6	1.6	$ 6.52	1.6	$ 6.52
$10.01 — $20.00	1.6	3.0	$ 18.23	1.6	$ 18.23
$20.01 — $30.00	12.9	7.4	$ 25.59	6.7	$ 26.15
$30.01 — $40.00	8.7	7.2	$ 36.42	4.2	$ 36.96
$40.01 — $50.00	3.4	5.1	$ 42.49	3.4	$ 42.49
$50.01 — $60.00	0.4	3.7	$ 56.74	0.4	$ 56.74
$60.01 — $70.00	3.3	3.3	$ 60.87	3.3	$ 60.87
$70.01 — $80.00	0.3	4.4	$ 72.24	0.3	$ 72.24
	32.2	6.1	$ 33.50	21.5	$ 35.43

The total intrinsic value of options exercised during Q1 2006 and the years ended December 31, 2005, 2004 and 2003 was $19.8 million, $24.5 million, $15.5 million and $49.3 million, respectively. The total intrinsic value of options outstanding and options exercisable, using the weighted average exercise price, at March 31, 2006 was $99.4 million and $24.8 million, respectively. The weighted average remaining contractual life of options exercisable was 4.8 years.

A summary of the status of the Company's nonvested shares as of March 31, 2006 and changes during Q1 2006 is presented below (shares in millions):

	1991, 1999 and 2004 Plans		Non-Employee Directors Plans

		Wtd. Avg. Grant-Date Fair Value		Wtd. Avg. Grant-Date Fair Value

Nonvested Shares	Shares		Shares
Nonvested, December 31, 2005	8.1	$10.99	0.5	$11.92
Granted	3.4	12.46	-	-
Vested	(1.0)	13.14	-	-
Forfeited	(0.3)	11.20	-	-
Nonvested, March 31, 2006	10.2	11.26	0.5	11.76

As of March 31, 2006, there was approximately $66.2 million of total unrecognized compensation cost related to nonvested employee stock option awards. That cost is expected to be recognized as follows: $24.9 million in the remainder of 2006, $19.3 million in 2007, $12.3 million in 2008, $8.7 million in 2009 and $1.0 million in 2010.

The total fair value of shares vested during Q1 2006 and the year ended December 31, 2005, was $13.5 million and $70.1 million, respectively.

A summary of the stock options vested and expected to vest as of March 31, 2006 is presented below (shares and intrinsic value in millions):

			Wtd. Avg. remaining contractual life (yrs)
				Aggregate Intrinsic Value
		Wtd. Avg. Ex. Price
	Shares
1991, 1999 and 2004 Plans	27.9	$33.84	6.0	$76.4
Non-Employee Directors Plans	1.2	32.65	6.4	4.7
Acquired Plans	1.2	32.78	3.9	4.5

In June 2001, the Company introduced an employee stock purchase plan under which 3.0 million shares of common stock were reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at plan-defined dates. Employees purchased 0.3 million shares, 0.2 million shares and 0.2 million shares, for $5.6 million, $4.6 million and $4.8 million, during 2005, 2004 and 2003 respectively, under the plan. Expense recognized in Q1 2006 determined using the Black-Scholes model was $0.5 million.

In connection with the acquisition of Aviron in January 2002, the Company assumed warrants expiring June 2008 to purchase 5.1 million shares of common stock at a price of $55.13 per share.

7. Earnings per Share

The following is a reconciliation of the numerators and denominators of the diluted EPS computation (in millions):

	Q1	Q1
	2006	2005
Numerator:
Net earnings for basic EPS	$47.0	$114.1
Adjustments for interest expense on 1%
Convertible Senior Notes, net of tax (1)	0.5	0.6
Earnings for diluted EPS	$47.5	$114.7

Denominator:
Weighted average shares for basic EPS	247.9	248.1
Effect of dilutive securities:
Stock options and warrants	4.8	1.8
1% Convertible Senior Notes (1)	7.3	7.3
Weighted average shares for diluted EPS	260.0	257.2

Basic earnings per share	$0.19	$0.46
Diluted earnings per share	$0.18	$0.45

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

If option exercise prices are greater than the average market price of the Company’s common stock for the period presented, the effect of including such options in the earnings per share calculation is anti-dilutive. Options to purchase 14.9 million and 21.3 million shares of common stock at prices ranging from $35.10 to $83.25 per share and $24.20 to $83.25 per share, were outstanding as of March 31, 2006 and March 31, 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price.

8. Income Taxes

The Company’s effective tax rate was 44% for Q1 2006 compared to an effective tax rate of 35% for Q1 2005. The increase in the effective tax rate for Q1 2006 was attributable to the impact of share-based compensation, increased state taxes and the absence of certain federal tax credits associated with research and experimentation activities.

9. Comprehensive Income

	Q1	Q1
	2006	2005
Net earnings	$47.0	$114.1
Change in foreign currency translations adjustment	0.1	(0.4)
Change in unrealized gain (loss) on investments, net of tax	(7.5)	(17.9)
Comprehensive income	$39.6	$95.8

10. Shareholders’ Equity

During Q1 2006, the Company did not repurchase any shares of common stock under the stock repurchase program. During Q1 2005, the Company repurchased approximately 0.7 million shares of common stock under the stock repurchase program at a cost of $17.4 million, or an average cost of $24.53 per share. The Company is holding repurchased shares as treasury shares and is using them for general corporate purposes, including but not limited to issuance upon exercise of outstanding stock options and acquisition-related transactions.

11. Convertible Senior Notes

The holders of the Company’s 1% convertible senior notes may require the Company to redeem the notes on July 15, 2006, as provided for under the notes indenture. If the holders exercise their right to require the Company to purchase all or a portion of their notes in July 2006, the Company will be required to purchase the notes for cash at 100% of the principal amount of the notes, plus any accrued and unpaid interest, contingent interest, if any, and liquidated damages, if any. As such, the aggregate principal amount of the notes of $500.0 million is classified as a current liability within the consolidated balance sheet.

12. Legal Proceedings

The Company’s material legal proceedings are described in Note 18 to the consolidated financial statements included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. With respect to the other legal proceedings described therein, the following material developments have occurred:

With respect to the lawsuit between Biosynexus, Inc. and the Company, the New York state court hearing the matter issued a ruling granting the preliminary injunction that Biosynexus had been seeking pending trial.  As a result, the Company is no longer continuing to operate under the agreement in question to develop monoclonal antibodies for infections and diseases caused by staphylococcal bacteria.  The litigation is now in the discovery phase and the Company is concurrently appealing the preliminary injunction ruling.

As more fully described in the Company's report on Form 10-K for the year ended December 31, 2005, the Company is a party to a number of city, state and county lawsuits related to the alleged manipulation of average wholesale price of products to government agencies. The Company estimates the range of potential pre-tax loss to range from $0 to $15 million, exclusive of alleged treble damages, best price related claims and other asserted state law causes of action. The Company intends to vigorously defend the claims asserted in such complaints.

13.	Subsequent Event

On April 25, 2006, the Company entered into a $600.0 million credit facility with a three year term. The credit facility provides for revolving borrowings and letters of credit collateralized by the Company’s cash, cash equivalents and marketable securities, which become restricted to the extent the credit facility is utilized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and future results that are based on current expectations, estimates, forecasts, and the beliefs, assumptions and judgments of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks and uncertainties that are difficult to predict. Readers are referred to the “Forward-Looking Statements” section in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005 and the “Risk Factors” section in Part II, Item IA of this Quarterly Report on Form 10-Q.

INTRODUCTION

MedImmune is committed to advancing science to develop better medicines that help people live healthier, longer and more satisfying lives. We currently focus our efforts on using biotechnology to produce innovative products for prevention and treatment in the therapeutic areas of infectious disease, cancer and inflammatory disease. Our scientific expertise is largely in the areas of monoclonal antibodies and vaccines. We market four products, Synagis, FluMist, Ethyol and CytoGam, and have a diverse pipeline of development-stage products.

OVERVIEW OF Q1 2006

Total revenues decreased 2% in Q1 2006 as compared to Q1 2005 as a result of a 2% decline in sales of Synagis. We recorded diluted net earnings of $0.18 per share in Q1 2006 compared to diluted net earnings per share of $0.45 in Q1 2005. The decline in net income in Q1 2006 is primarily attributable to a decline in gross profit, increased research and development spending, amortization of the intangible asset resulting from the acquisition of Synagis promotion rights, higher selling, general and administrative expenses associated with the expansion of the pediatric sales force, and share-based compensation expense.

During Q1 2006, we continued dosing for the final season of the pivotal Phase III study of Numax. We recently announced the intent to begin a Phase III study later in 2006 with Abegrin (formerly known as Vitaxin) on patients with metastatic melanoma. Dosing has also begun on a Phase I study for lupus patients on a monoclonal antibody targeting interferon alpha. During Q1 2006, we earned a $2.5 million milestone related to GSK’s European filing for the cervical cancer vaccine. In the second quarter of 2006, we will begin dosing of a safety study of Numax on children with congenital heart disease, and file the final results of the pivotal Phase III CAIV-T (flu vaccine) study with the FDA.

Our cash and marketable securities at March 31, 2006 increased to $1.6 billion, as compared to $1.5 billion as of December 31, 2005, as a result of cash generated by operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements requires management to make estimates and judgments with respect to the selection and application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. We consider an accounting estimate to be critical if the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. For additional information regarding our critical accounting estimates, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. The following discussion updates the critical accounting estimates information included in the Form 10-K for the year ended December 31, 2005.

Inventory - We capitalize inventory costs associated with certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale. There are no inventory amounts related to pre-approval or pre-launch products as of March 31, 2006.

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

For all FluMist inventory components on hand as of March 31, 2006, we reviewed the following assumptions to determine the amount of any necessary reserves: expected production levels and estimated cost per dose; sales volume projections that are subject to variability; the expected price to be received for the product and anticipated distribution costs; utilization of semi-finished goods inventory for the succeeding production season; and current information about the influenza strains recommended by the Centers for Disease Control and Prevention for each season’s vaccine. The methodology used to calculate adjustments required to value our FluMist inventories as of March 31, 2006 at net realizable value was consistent with the methodology used for our valuations since product approval in June 2003.

The valuation of inventory as of March 31, 2006 is based on sales volume and price estimates for the 2006/2007 season that are largely based on our actual experience for previous seasons and our expectations for the current season. Sales estimates for the 2006/2007 season incorporated into the inventory valuations performed as of March 31, 2006 were reduced from the estimate used for valuation at December 31, 2005, resulting in a permanent write-down of $7.2 million in Q1 2006.

The table below summarizes the activity within the components of FluMist inventories (in millions):

	Gross Inventory	Reserves	Net Inventory

FluMist Details
As of December 31, 2005	$56.4	$(37.8)	$18.6
Raw materials, net	0.5	0.2	0.7
Cost of goods sold recognized on 2005/2006 inventory	(1.9)	0.6	(1.3)
Production, net	13.7	(8.9)	4.8
Disposals and scrap	(0.1)	0.6	0.5
As of March 31, 2006	$68.6	$(45.3)	$23.3

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

Intangible Assets - Management assesses the intangible asset associated with the reacquisition of the U.S. co-promotion rights for Synagis for impairment on a periodic basis, however, no impairments have occurred as of Q1 2006. Further, the total future projected domestic sales of Synagis through 2009, used as the basis for amortization of the related intangible asset, have not been revised based on quarterly sales results through Q1 2006. Management will assess the estimate of total future domestic Synagis sales in conjunction with the annual long range planning process. If the total of incremental payments, a portion of which are variable based on actual sales, made to Abbott in connection with the reacquisition of co-promotion rights are ultimately less than the amount of the associated liability recorded, the amount of the intangible asset will be adjusted accordingly.

NEW ACCOUNTING STANDARDS

Issued in December 2004, Statement of Financial Accounting Standards No.123R (“SFAS 123R”) requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R is effective for our fiscal year beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R have a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. For the adoption of SFAS 123R, we have selected the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28.

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123R and the comparability to our prior period footnote disclosures of pro forma net earnings and earnings per share. Share-based compensation expense recognized in Q1 2006 totaled $9.7 million on a pre-tax basis, $12.1 million after tax.

RESULTS OF OPERATIONS

Q1 2006 compared to Q1 2005

Revenues – Product Sales

	Q1	Q1
(in millions)	2006	2005	Change
Synagis
Domestic	$434.5	$439.5	(1)%
International	28.5	32.1	(11)%
	463.0	471.6	(2)%
Ethyol
Domestic	19.4	21.6	(10)%
International	0.7	1.1	(35)%
	20.1	22.7	(11)%

FluMist	1.7	2.8	(39)%
Other Products	6.8	11.6	(41)%

Total Product Sales	$491.6	$508.7	(3)%

Synagis - Synagis accounted for approximately 94% and 93% of our product sales in Q1 2006 and Q1 2005, respectively. In Q1 2006, domestic sales of Synagis decreased 1% to $434.5 million from Q1 2005 sales of $439.5 million. The decrease in domestic sales was primarily attributable to lower unit volumes resulting from changes in payer guidelines and the distribution network and regional disruptions caused by hurricanes early in the RSV season, offset partially by price increases of approximately 5%.

We record Synagis international product sales based on a portion of Abbott International’s (“AI”) sales price to customers, as defined in our distribution agreement. Our reported international sales of Synagis decreased 11% to $28.5 million for Q1 2006 as compared to $32.1 million in Q1 2005. The decrease was primarily attributable to the timing of shipments to AI.

Ethyol - Ethyol accounted for approximately 4% of our product sales in Q1 2006 and Q1 2005. Domestic sales of Ethyol decreased 10% to $19.4 million in Q1 2006, compared to $21.6 million in Q1 2005. Of the overall decrease, approximately 18 percentage points resulted from a decrease in domestic sales volume offset by an 8% net price increase. International sales of Ethyol decreased 35% to $0.7 million versus the prior year quarter.

FluMist - Our Q1 2006 product sales of FluMist amounted to $1.7 million. Due to the seasonal nature of influenza, the majority of FluMist sales are expected to occur between September and January. The decrease from Q1 2005 is due to lower unit volumes.

Other Products - Sales of other products in Q1 2006, which primarily represents sales of CytoGam and by-products that result from its manufacturing process, were $6.8 million in Q1 2006 as compared to $11.6 million in Q1 2005. The decrease was attributable to supply constraints of CytoGam resulting from raw material shortages of plasma and the transition to a new third-party manufacturer.

Revenues - Other Revenues

Other revenues for Q1 2006 include $3.5 million of incremental revenue recognized under the amended international distribution agreement with AI, which represents amounts received in excess of estimated fair value for product sales of Synagis. Such excess amounts have been determined using projected reimbursements for the Synagis season, and are recorded in other revenue, as such excess payments are deemed consideration from AI for the rights to distribute Numax outside of the United States. Other revenues also includes a $2.5 million milestone related to the filing for European approval of a human papillomavirus vaccine to prevent cervical cancer.

Cost of Sales

Cost of sales was $123.1 million for Q1 2006 compared to $119.8 million in Q1 2005. Gross margins on product sales for Q1 2006 and Q1 2005 were 75% and 76%, respectively. FluMist reduced gross margins by two percentage points in Q1 2006 and one percentage point in Q1 2005. Cost of sales in Q1 2006 included $0.4 million of share-based compensation expense.

Research and Development Expenses

Research and development expenses increased 27% to $87.9 million in Q1 2006, compared to $69.3 million in Q1 2005. The increase in our drug discovery and development expenses is related to a large number of ongoing clinical and preclinical studies, particularly for Numax (the next generation RSV monoclonal antibody), the costs associated with the expansion of infrastructure to support studies related to various in-licensing agreements and collaborations completed in 2004 and 2005, and share-based compensation expense of $3.7 million for Q1 2006. Q1 2005 expenses include upfront licensing fees and milestones totaling $2.3 million in connection with in-licensing agreements and collaborations. During Q1 2005, research and development expenses also include approximately $0.9 million in connection with the technology transfer and transition activities associated with reacquisition of the influenza vaccines franchise from Wyeth.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 35% to $211.9 million in Q1 2006 compared to $157.5 million in Q1 2005. The increase is largely attributable to the amortization expense of $43.1 million recognized during Q1 2006 associated with the intangible asset for U.S. co-promotion rights for Synagis, and new marketing and medical education programs related to Synagis and FluMist, as well as continuing expansion of the pediatric commercial organization in advance of the assumption of full promotional responsibility for Synagis in the U.S.. SG&A expense in Q1 2006 also includes $5.6 million of share-based compensation expense.

Gain (Loss) on Investment Activities

We recorded a loss on investment activities of $0.8 million during Q1 2006, compared to a gain of $0.3 million during Q1 2005. The loss in Q1 2006 was primarily due to a partial impairment of a non-public equity investment.

Taxes

We recorded income tax expense of $37.6 million for Q1 2006, resulting in an effective tax rate of 44% for the period. We recorded income tax expense of $61.5 million for Q1 2005, resulting in an effective rate of 35% for the period. The increase in the effective rate in Q1 2006 was attributable to the impact of share-based compensation, a portion of which is not deductible for income tax purposes, increased state taxes and the absence of certain federal tax credits associated with research and experimentation activities.

Share-based compensation expense is comprised of incentive stock options, non-qualified stock options and the discount on stock purchased by employees. If incentive stock options are exercised and sold or stock purchased by employees through the employee stock purchase plan is sold within one year, becoming non-qualifying dispositions, we will be allowed to recognize tax deductions at that time. Until that time, we must assume that no tax deduction is allowed.

Net Income

The reported net income for Q1 2006 was $47.0 million, or $0.19 per share basic and $0.18 per share diluted, compared to net income for Q1 2005 of $114.1 million, or $0.46 per share basic and $0.45 per share diluted. Shares used in computing basic and diluted earnings per share in Q1 2006 were 247.9 million and 260.0 million, respectively, while shares used in computing basic and diluted earnings per share for Q1 2005 were 248.1 million and 257.2 million, respectively.

We do not believe inflation had a material effect on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash - Cash and marketable securities increased 11% to $1.6 billion as of March 31, 2006 as compared to $1.5 billion as of December 31, 2005. Working capital increased to $70.6 million at March 31, 2006 from $(111.2) million as of December 31, 2005 primarily due to the cash generated by operations, which was used to purchase additional marketable securities.

Operating Activities

Net cash provided by operating activities was $162.1 million in Q1 2006 as compared to $240.0 million in Q1 2005.

Investing Activities

Cash used for investing activities during Q1 2006 amounted to $210.0 million, as compared to $77.5 million during Q1 2005. Cash used for investing activities in Q1 2006 included net additions to our investment portfolio of $178.9 million; capital expenditures totaling $28.2 million, primarily for the construction of our new pilot lab and office facility in Gaithersburg, Maryland; and minority interest investments in strategic partners totaling $2.9 million through our venture capital subsidiary. We expect our capital expenditures for the full year to approximate $175.0-$200.0 million.

Financing Activities

Cash provided by financing activities during Q1 2006 amounted to $42.4 million as compared to cash used of $15.7 million during Q1 2005. The increase is primarily due to $40.7 million received upon the exercise of employee stock options in Q1 2006 as compared to $1.9 million received in Q1 2005. During Q1 2005, we used $17.4 million in cash to repurchase shares of our common stock as authorized under our share repurchase program; no repurchases were made in Q1 2006.

Our primary source of liquidity is operating cash flow. Management continues to believe that such internally generated cash flow as well as the existing funds and borrowing capacity under our credit facility will be adequate to service our existing debt and other cash requirements. We expend cash to finance our research and development and clinical trial programs; to obtain access to new technologies through collaborative research and development agreements with strategic partners, through our venture capital subsidiary, or through other means; to fund capital projects; and to finance the production of inventories. We currently anticipate that the holders of our 1% convertible senior notes will require us to redeem the notes for cash in July 2006 as provided for under the indenture. We anticipate using a portion of cash and marketable securities on hand and funding from our collateralized revolving credit facility to repay these notes. In April 2006 we entered into a three-year $600.0 million credit facility that provides for collateralized revolving borrowings and letters of credit. The BBB rating on our outstanding indebtedness, considered to be investment grade, supports our ability to access capital markets. We may raise additional capital in the future to take advantage of favorable conditions in the market or in connection with our development activities.

Our Board of Directors has authorized the repurchase of up to $500.0 million of our common stock during the period from July 2003 through June 2006 in the open market or in privately negotiated transactions, pursuant to terms management deems appropriate and at such times it may designate. No repurchases were made in Q1 2006; 1.3 million shares were purchased for $41.8 million during the period April 1, 2006 through April 25, 2006. During Q1 2005, we repurchased approximately 0.7 million shares of common stock under the stock repurchase program at a cost of $17.4 million, or an average cost of $24.53 per share. As of April 25, 2006, approximately $92.4 million of the $500.0 million originally authorized remained available for additional repurchases of stock. We are holding repurchased shares as treasury shares and are using them for general corporate purposes, including but not limited to acquisition-related transactions and for issuance upon exercise of outstanding stock options.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our primary market risks as of March 31, 2006 continue to be the exposures to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. Our market risks at March 31, 2006 have not changed significantly from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. For other information regarding our market risk exposure, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Vice Chairman (“CEO”), and Senior Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

In addition, our management, with the participation of our CEO and CFO, have determined that there was no change in our internal control over financial reporting that occurred during Q1 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 12 of Part I, Item 1 “Financial Statements,” and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A.	RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q as read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, before deciding to invest in our securities.

Our revenues are largely dependent on sales of Synagis.

Sales of Synagis accounted for approximately 87% - 94% of our total product sales in 2005 and Q1 2006 and our revenues will continue to be largely dependent on sales of Synagis for the foreseeable future. Any perceived or actual event or series of events that have a negative effect on sales of Synagis will have a detrimental affect on our financial condition and results of operations. Events which would affect sales of Synagis include, but are not limited to, any product liability claims (whether supported or not), any manufacturing or supply delays, any sudden loss of inventory, any inability to satisfy product demand, any unsuccessful sales, marketing or distribution strategies and any changes in the authorization, policies, or reimbursement rates for Synagis by private or public insurance carriers or programs.

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

The market price of our common stock has fluctuated significantly over time, and it is likely that the price will fluctuate in the future. During Q1 2006, the daily closing price of our common stock on the NASDAQ National Market ranged from a high of $37.38 to a low of $32.50. During 2005, the daily closing price of our common stock ranged from a high of $37.06 to a low of $23.32. Investors and analysts have been, and will continue to be, interested in our reported earnings, as well as how we perform compared to our expectations. Announcements by us or others regarding operating results, existing and future collaborations, results of clinical trials, scientific discoveries, commercial products, patents or proprietary rights or regulatory actions may have a significant effect on the market price of our common stock. In addition, the stock market has experienced price and volume fluctuations that have affected the market price for many biotechnology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer purchases of equity securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 through January 31, 2006	—	$—	—	$134,261,000
February 1, 2006 through February 28, 2006	—	$—	—	$134,261,000
March 1, 2006 through March 31, 2006	—	$—	—	$134,261,000

(1)

The Company’s Board of Directors has authorized the repurchase of up to $500.0 million of the Company’s common stock on the open market or in privately negotiated transactions during the period from July 2003 through June 2006.

During the period April 1, 2006 through April 25, 2006, the Company purchased 1.3 million shares of its common stock at a cost of $41.8 million.

ITEM 5.	OTHER INFORMATION

On April 25, 2006, we entered into a $600.0 million credit facility with a three year term. Wachovia Bank, National Association, and Citibank, N.A., were the joint lead arrangers of the facility, with multiple other banks participating. The credit facility provides for revolving borrowings and letters of credit collateralized by our cash, cash equivalents and marketable securities, which become restricted to the extent the credit facility is utilized.

A copy of the Credit Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.    EXHIBITS

(a)	Exhibits:

10.1	Credit Agreement dated as of April 25, 2006, by and among MedImmune, the Lenders referred to in the agreement and Wachovia Bank, National Association.
31.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

MEDIMMUNE, INC.
(Registrant)

/s/ David M. Mott
Date: April 26, 2006	David M. Mott
Chief Executive Officer, President and Vice Chairman
Principal Executive Officer

/s/ Lota S. Zoth
Date: April 26, 2006	Lota S. Zoth
Senior Vice President and Chief Financial Officer
Principal Financial Officer

/s/ Mark E. Spring
Date: April 26, 2006	Mark E. Spring
Vice President, Finance and Controller
Principal Accounting Officer