Form 10-Q
period 2006-06-30
MEDIMMUNE INC /DE
filed 2006-07-28
CIK 873591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

No ☒

As of July 20, 2006, 239,431,225 shares of Common Stock, par value $0.01 per share, were outstanding.

MEDIMMUNE, INC.

MedImmune, Synagis, CytoGam, Ethyol, FluMist, NeuTrexin, Numax, RespiGam and Vitaxin are registered trademarks of the Company. Abegrin is a trademark of the Company.

Unless otherwise indicated, this Quarterly Report is current as of June 30, 2006 and the Company undertakes no obligation to update it to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In millions)
ASSETS:
Cash and cash equivalents	$1,189.2	$153.4
Marketable securities	340.0	457.1
Trade receivables, net	14.7	281.0
Inventory, net	96.8	69.4
Deferred tax assets, net	64.6	58.0
Other current assets	18.5	18.4
Total Current Assets	1,723.8	1,037.3

Marketable securities	723.1	861.4
Property and equipment, net	419.5	381.4
Deferred tax assets, net	264.4	128.6
Intangible assets, net	273.7	323.5
Other assets	70.8	47.8
Total Assets	$3,475.3	$2,780.0

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$33.3	$37.0
Accrued expenses	137.7	242.1
Product royalties payable	67.8	93.0
Convertible senior notes	489.6	500.0
Other current liabilities	261.0	276.4
Total Current Liabilities	989.4	1,148.5

Long-term debt	1,165.1	5.2
Other liabilities	0.7	55.8
Total Liabilities	2,155.2	1,209.5

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5.5 million shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 420.0 million shares authorized; 255.5 million shares issued at June 30, 2006 and December 31, 2005	2.6	2.6
Paid-in capital	2,690.1	2,688.5
Accumulated deficit	(878.2)	(842.5)
Accumulated other comprehensive loss	(13.9)	(11.0)
	1,800.6	1,837.6

Less: Treasury stock at cost; 16.1 million shares at June 30, 2006 and 8.5 million shares at December 31, 2005	(480.5)	(267.1)

Total Shareholders' Equity	1,320.1	1,570.5
Total Liabilities and Shareholders' Equity	$3,475.3	$2,780.0

The accompanying notes are an integral part of these financial statements.

MEDIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:

Product sales	$66.2	$84.7	$557.8	$593.4
Other revenue	6.7	3.8	13.1	4.9
Total revenues	72.9	88.5	570.9	598.3

Costs and expenses:

Cost of sales	14.0	28.0	137.1	147.8
Research and development	93.7	79.3	181.6	148.6
Selling, general and administrative	82.0	60.9	293.9	218.4
Other operating expenses	8.8	2.9	11.5	5.5
Total expenses	198.5	171.1	624.1	520.3

Operating income (loss)	(125.6)	(82.6)	(53.2)	78.0

Interest income	15.2	17.6	30.9	34.3
Interest expense	(3.0)	(1.9)	(5.7)	(3.9)
Gain (loss) on investment activities	0.9	(1.2)	0.1	(0.9)
Earnings (loss) before income taxes	(112.5)	(68.1)	(27.9)	107.5
Income tax provision (benefit)	(49.3)	(23.9)	(11.7)	37.6

Net earnings (loss)	$(63.2)	$(44.2)	$(16.2)	$69.9

Basic earnings (loss) per share	$(0.26)	$(0.18)	$(0.07)	$0.28

Shares used in calculation of basic earnings (loss) per share	245.9	247.4	246.9	247.7

Diluted earnings (loss) per share	$(0.26)	$(0.18)	$(0.07)	$0.28

Shares used in calculation of diluted earnings (loss) per share	245.9	247.4	246.9	257.0

The accompanying notes are an integral part of these financial statements.

MEDIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six months ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(16.2)	$69.9
Adjustment to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	16.6	-
Deferred taxes	(13.3)	37.8
Depreciation and amortization	64.6	16.3
Amortization of premium on marketable securities	6.2	7.8
Realized loss (gain) on investments	(0.1)	0.9
Losses on write downs of inventory	8.9	7.6
Decrease in sales allowances	(21.7)	(12.3)
Other, net	3.6	2.3
Other changes in assets and liabilities	43.2	58.3
Net cash provided by operating activities	91.8	188.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in marketable securities, net	268.7	(29.8)
Capital expenditures	(60.1)	(37.0)
Minority interest investments	(24.5)	(7.9)
Net cash provided by (used in) investing activities	184.1	(74.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	48.9	10.8
Excess tax benefits from share-based payment arrangements	2.8	-
Share repurchases	(281.8)	(67.5)
Repayments on long-term obligations	(0.4)	(0.5)
Proceeds from issuance of convertible senior notes, net of issuance costs	1,129.9	-
Purchase of call options on convertible senior notes	(316.5)	-
Proceeds from issuance of warrants	177.0	-
Net cash provided by (used in) financing activities	759.9	(57.2)
Net increase in cash and cash equivalents	1,035.8	56.7
Cash and cash equivalents at beginning of period	153.4	171.3
Cash and cash equivalents at end of period	$1,189.2	$228.0

The accompanying notes are an integral part of these financial statements.

MEDIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization

MedImmune, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is a biotechnology company headquartered in Gaithersburg, Maryland. The Company is committed to advancing science to develop better medicines that help people live healthier, longer and more satisfying lives. The Company currently focuses its efforts on using biotechnology to produce innovative products for prevention and treatment in the therapeutic areas of infectious disease, cancer and inflammatory disease. The Company’s scientific expertise is largely in the areas of monoclonal antibodies and vaccines. The Company markets four products: Synagis, FluMist, Ethyol and CytoGam, and has a diverse pipeline of development-stage products.

2. Summary of Significant Accounting Policies

General

The financial information presented as of and for the three and six months ended June 30, 2006 (“Q2 2006” and “YTD 2006,” respectively) and as of and for the three and six months ended June 30, 2005 (“Q2 2005” and “YTD 2005,” respectively) is unaudited. In the opinion of the Company’s management, the financial information presented herein contains all adjustments necessary for a fair statement of results for the interim periods presented. The Company’s operations and financial results are highly seasonal. Interim results are not necessarily indicative of results for an entire year or for any subsequent interim period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Form 10-Q for the quarter ended March 31, 2006. The December 31, 2005 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Intangible Assets

Management assesses intangible assets for impairment on a periodic basis. The intangible asset associated with the reacquisition of the U.S. co-promotion rights for Synagis is amortized based on total future projected domestic sales of Synagis through the first half of 2009. These projections are evaluated in conjunction with the annual long-range planning process. Should the total of incremental payments, a portion of which are variable based on actual sales, made to Abbott in connection with the reacquisition of the U.S. co-promotion rights for Synagis ultimately be less than the amount of the associated liability recorded, the amount of the intangible asset will be adjusted accordingly.

Government Contract

Revenues from the Company’s cost plus fixed-fee government contract are recognized as the costs are incurred; fees are recognized on a pro rata basis of costs incurred to date to total estimated costs. Reimbursement of certain direct and indirect costs is recorded utilizing provisional rates, which are subject to periodic review, audit and possible adjustment.

Other Operating Expenses

Other operating expenses include manufacturing start-up costs and other manufacturing related costs associated with pre-approval products, as well as excess capacity charges associated with the plasma production portion of the Frederick Manufacturing Center.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, a revision of SFAS 123, “Share-based Payments.” SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is effective for the Company’s fiscal year beginning January 1, 2006. Adoption of the expense provisions of the statement has a material impact on the Company’s results of operations. The Company has adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that had not vested as of January 1, 2006. The Company has implemented the straight-line expense attribution method, whereas the Company’s previous expense attribution method was the graded-vesting method, an accelerated method, described by FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions to share-based employee compensation in Q2 2005 and YTD 2005 (in millions, except per share data):

		Q2	YTD
		2005	2005
Net earnings (loss), as reported		$(44.2)	$69.9

Add:	share-based employee compensation expense included in historical results for the vesting of stock options assumed in conjunction with the Company's acquisition of Aviron in January 2002, calculated in accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25,” net of related tax effect	-	0.1
Deduct:	share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(14.2)	(28.8)
Pro forma net earnings (loss)		$(58.4)	$41.2

Basic earnings (loss) per share, as reported		$(0.18)	$0.28
Basic earnings (loss) per share, pro forma		$(0.24)	$0.17
Diluted earnings (loss) per share, as reported		$(0.18)	$0.28
Diluted earnings (loss) per share, pro forma		$(0.24)	$0.16

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently assessing the impact of the interpretation on its financial statements and will adopt the provisions of this interpretation beginning in the first quarter of 2007.

3. Collaborative Agreements

The Company recorded charges totaling $1.0 million in Q2 2006 and YTD 2006, and $3.5 million and $5.4 million during Q2 2005 and YTD 2005, respectively, associated with upfront fees and milestone payments under licensing agreements and research collaborations. Such amounts are included as a component of research and development expense in the consolidated statements of operations.

4. Intangible Assets

Intangible assets are comprised of the following (in millions):

	June 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Promotion rights reacquired from Abbott	$360.4	$(86.7)	$360.4	$(41.3)
Manufacturing know-how acquired from Evans	39.0	(39.0)	39.0	(34.6)
Other intangible assets	0.4	(0.4)	0.4	(0.4)

Total	$399.8	$(126.1)	$399.8	$(76.3)

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

Amortization for the Company’s intangible assets for Q2 2006 and Q2 2005 was $4.5 million and $2.2 million, respectively. Amortization for YTD 2006 and YTD 2005 was $49.8 million and $4.4 million, respectively. The estimated aggregate amortization for the remaining life of the assets is as follows (in millions):

For the six months ended December 31, 2006	$45.4
For the year ended December 31, 2007	104.1
For the year ended December 31, 2008	91.1
For the year ended December 31, 2009	33.1
$273.7

5. Inventory

Inventory, net of valuation reserves, is comprised of the following (in millions):

	June 30,	December 31,
	2006	2005
Raw Materials	$14.2	$11.1
Work-in-Process	38.0	42.4
Finished Goods	44.6	15.9
	$96.8	$69.4

The Company recorded permanent inventory write-downs totaling $0 and $3.0 million during Q2 2006 and Q2 2005, respectively, and $8.9 million and $7.6 million during YTD 2006 and YTD 2005, respectively, in cost of sales to reflect total FluMist inventories at net realizable value. The Company revised its estimate of the net realizable value for FluMist inventory produced for the 2006/2007 season during Q2 2006 based on updated sales forecast information, resulting in a determination that a higher portion of product cost will be realized.

During Q2 2006, the Company identified certain costs associated with noncommercial manufacturing process validation lots that should not have been included in the production cost estimates for the 2006/2007 season (for purposes of estimating the net realizable value of inventory) during the previous two quarters. As a result, cost of sales in the fourth quarter of 2005 and the first quarter of 2006 was overstated by $1.9 million ($2.6 million after tax) and $1.2 million ($0.7 million after tax), respectively. Removing those costs from the production cost estimates resulted in a reduction to cost of goods sold of $3.0 million during Q2 2006 and a corresponding increase in inventory. These adjustments were not considered material for any of the impacted periods.

6. Credit Facility

On April 25, 2006, the Company entered into a $600.0 million credit facility with a three-year term. The credit facility provides for revolving borrowings and letters of credit collateralized by the Company’s marketable securities, which become restricted to the extent the credit facility is utilized. Borrowings bear interest at a variable rate based on prime or LIBOR rates, and the Company is obligated for a commitment fee associated with the unused portion of the credit facility. The credit facility contains covenants restricting the ability of the Company and its subsidiaries to incur indebtedness, grant liens, merge or liquidate, or make certain investments. As of June 30, 2006, there were no outstanding borrowings under the credit facility. As of June 30, 2006, there was $2.1 million of restricted collateral under the credit facility related to outstanding letters of credit, which is included in other long-term assets in the accompanying balance sheet.

7. Convertible Senior Notes Due 2011 and 2013

During June 2006, the Company issued in a private placement $575 million aggregate principal amount of convertible senior notes due 2011 (“2011 Notes”) and $575 million aggregate principal amount of convertible senior notes due 2013 (“2013 Notes”) (collectively referred to as the “Notes”). The 2011 Notes and 2013 Notes bear interest at 1.375% per annum and 1.625% per annum, respectively, in each case payable semi-annually in arrears on January 15 and July 15 of each year.

The Notes are senior unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 29.9679 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $33.37 per share). Upon conversion, a holder would receive cash up to the principal amount of the note and the Company’s common stock in respect of such note’s conversion value in excess of such principal amount. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) upon the occurrence of specified corporate transactions; and (4) at any time during the 30 day period immediately preceding the maturity date. Upon a change in control or termination of trading, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest. The Company has agreed to file a shelf registration statement to cover resales of the Notes and underlying common stock and to cause such registration statement to become effective within 180 days of issuance of the Notes.

In connection with the issuance of the Notes, the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to reduce the potential dilution upon conversion of the Notes (collectively referred to as the “Call Spread Transactions”) (see Note 13). The Company purchased call options to cover approximately 34.5 million shares of the Company’s common stock (subject to adjustment in certain circumstances), which is the number of shares underlying the Notes. In addition, the Company sold warrants permitting the purchasers to acquire up to approximately 34.5 million shares of the Company's common stock (subject to adjustment in certain circumstances).

8. Government Contract

During Q2 2006, the Company was awarded a five-year contract from the U.S. Department of Health and Human Services to develop cell-based seasonal and pandemic vaccines using our proprietary live, attenuated, intranasal influenza vaccine technology. The contract is cost-reimbursable plus a fixed fee and is initially anticipated to generate revenue of approximately $170.0 million. The Company recognized $2.3 million of revenues under the contract during Q2 2006, which is included in Other Revenues in the accompanying statement of operations.

9. Share-based Compensation

As of June 30, 2006, the Company has a number of share-based compensation plans as described below. The pre-tax compensation cost that has been recognized for those plans is as follows (in millions):

	Q2	YTD
	2006	2006
Cost of sales	$-	$0.4
Research and development	1.5	5.2
Selling, general and administrative	5.4	11.0
	$6.9	$16.6
Capitalized in inventory	0.5	1.1
	$7.4	$17.7

The total income tax benefit recognized in the statement of operations for share-based compensation was $1.3 million in Q2 2006 and $3.4 million in YTD 2006.

The Company determined that share-based compensation expense was overstated by $1.5 million during the first quarter of 2006 due to an inaccurate assumption related to expected forfeiture rates. The Company reduced its Q2 2006 share-based compensation charge by $1.5 million as a result. The impact of the adjustment is not considered material to either of the reporting periods in 2006.

The Company grants stock option incentive awards under certain of the following plans. The 2004 Stock Incentive Plan (the “2004 Plan”) is used prospectively as the primary plan for employee awards.

		Shares
		Authorized for
Plan	Description	Option Grants
		(in millions)
1991 Plan	Provides option incentives to employees, consultants and advisors of the Company	33.0
1999 Plan	Provides option incentives to employees, consultants and advisors of the Company	23.3
2003 Non-Employee Directors Plan	Provides option incentives to non-employee directors	1.4
2004 Plan	Provides option, stock appreciation rights, restricted stock, stock units and/or stock incentive awards to employees, non-employee directors, consultants and advisors of the Company	21.0

The following compensation plans, for which there are options outstanding but no future grants are intended to be made, were acquired by the Company in connection with its acquisitions of U.S. Bioscience, Inc. and Aviron (“Acquired Plans”):

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

Options under all plans normally vest over a three to five year period and have a maximum term of 10 years. The Company has reserved a total of approximately 16.8 million shares of common stock for issuance under these plans as of June 30, 2006. Related stock option activity is as follows (shares in millions):

	1991, 1999 and		Non-Employee
	2004 Plans		Directors Plans		Acquired Plans
		Price per		Price per		Price per
	Shares	share (1)	Shares	share (1)	Shares	share (1)
Outstanding, Dec. 31, 2002	24.1	$33.45	0.9	$29.53	3.6	$28.17
Granted	5.4	30.18	0.2	35.87	-	-
Exercised	(2.0)	11.61	(0.1)	2.02	(0.7)	21.30
Canceled	(1.4)	41.33	-	-	(0.3)	33.98
Outstanding, Dec.31, 2003	26.1	34.00	1.0	30.52	2.6	29.82
Granted	4.9	23.93	0.2	23.17	-	-
Exercised	(1.0)	9.21	(0.2)	1.31	(0.2)	20.86
Canceled	(2.5)	35.51	-	-	(0.3)	32.63
Outstanding, Dec. 31, 2004	27.5	33.12	1.0	33.12	2.1	30.48
Granted	5.0	25.78	0.2	26.71	-	-
Exercised	(1.6)	17.16	-	-	(0.4)	21.32
Canceled	(2.4)	33.31	-	-	(0.3)	36.78
Outstanding, Dec. 31, 2005	28.5	32.58	1.2	31.88	1.4	32.06
Granted	3.8	36.26	0.2	27.12	-	-
Exercised	(1.8)	22.69	(0.1)	6.11	(0.2)	25.81
Canceled	(2.2)	41.43	-	-	(0.1)	43.22
Outstanding, June 30, 2006	28.3	$33.00	1.3	$32.60	1.1	$32.83

____________

(1)	Price per share is the weighted average exercise price.

The following disclosure provides a description of the significant assumptions used during Q1 2006, Q2 2006, 2005, 2004 and 2003 to estimate the fair value of the Company’s employee stock option awards.

Q1 2006, Q2 2006 and 2005 - The fair value of employee stock options granted since January 1, 2005 were estimated using a binomial lattice-based valuation model that uses the weighted-average assumptions shown in the table below. The Company uses historical data to estimate option exercise and employee termination within the binomial model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Based on an analysis of economic data that marketplace participants would likely use in determining an exchange price for an option, the Company’s weighted average estimate of expected volatility for Q1 2006, Q2 2006 and 2005 reflects the implied volatility determined from the market prices of traded call options on the Company’s stock. The expected life of an option is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different exercise patterns. The risk-free interest rate is based on the rate currently available for zero-coupon U.S. government issues with a term equal to the contractual life of the option.

	Q1 2006	Q2 2006	Full Year 2005
Option pricing model	Binomial	Binomial	Binomial
Expected stock price volatility	31%	31%	32%
Expected dividend yield	0%	0%	0%
Expected life of option-years	4.3 to 4.8	4.5 to 5.4	4.3 to 5.4
Risk-free interest rate	4.6%	4.9%	4.3%
Weighted average fair value of options granted	$12.46	$10.84	$8.94

2004 and 2003 - The fair value of employee stock options granted during 2004 and 2003 was estimated using a Black-Scholes model that uses the weighted-average assumptions shown in the table below. The expected life of an option was derived from historical stock option exercise experience. The risk-free interest rate was based on the rate currently available for zero-coupon U.S. government issues with a term equal to the expected life of the option.

	2004	2003
Option pricing model	Black-Scholes	Black-Scholes
Expected stock price volatility	49%	51%
Expected dividend yield	0%	0%
Expected life of option-years	5.0	5.0
Risk-free interest rate	3.4%	3.3%
Weighted average fair value of options granted	$11.20	$16.55

Additional information related to the plans as of June 30, 2006 is as follows (shares in millions):

	Options Outstanding			Options Exercisable
		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
	Options	contractual	Exercise	Options	Exercise
Range of exercise prices	Outstanding	life (yrs)	Price	Exercisable	Price
$ 0.01 — $10.00	1.5	1.4	$6.71	1.5	$6.71
$10.01 — $20.00	1.6	2.8	$18.24	1.6	$18.25
$20.01 — $30.00	12.8	7.3	$25.62	7.4	$26.07
$30.01 — $40.00	8.2	7.5	$36.23	3.9	$36.75
$40.01 — $50.00	3.2	5.2	$42.58	3.2	$42.58
$50.01 — $60.00	0.4	3.4	$56.83	0.4	$56.83
$60.01 — $70.00	2.7	3.6	$60.95	2.7	$60.95
$70.01 — $80.00	0.3	4.1	$72.26	0.3	$72.26
	30.7	6.2	$32.98	21.0	$34.45

The total intrinsic value of options exercised during YTD 2006 and the years ended December 31, 2005, 2004 and 2003 was $23.7 million, $24.5 million, $15.5 million and $49.3 million, respectively. The total intrinsic value of options outstanding and options exercisable, at June 30, 2006 was $69.8 million and $57.1 million, respectively. The weighted average remaining contractual life of options exercisable at June 30, 2006 was 5.0 years.

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during YTD 2006 is presented below (shares in millions):

	1991, 1999 and		Non-Employee
	2004 Plans		Directors Plans
		Wtd. Avg.		Wtd. Avg.
		Grant-Date		Grant-Date
Nonvested Shares	Shares	Fair Value	Shares	Fair Value
Nonvested, December 31, 2005	8.1	$10.99	0.5	$11.91
Granted	3.8	12.34	0.2	10.35
Vested	(2.1)	12.43	(0.2)	12.97
Forfeited	(0.6)	11.12	-	-
Nonvested, June 30, 2006	9.2	$11.21	0.5	$10.96

As of June 30, 2006, there was approximately $57.9 million of total unrecognized compensation related to nonvested employee stock option awards. Such cost is expected to be recognized as follows: $13.9 million in the remainder of 2006, $19.4 million in 2007, $13.4 million in 2008, $9.8 million in 2009 and $1.4 million in 2010.

The total fair value of shares vested during YTD 2006 and the year ended December 31, 2005 was $28.1 million and $70.1 million, respectively.

A summary of the stock options vested and expected to vest as of June 30, 2006 is presented below (shares and intrinsic value in millions):

			Wtd. Avg.
			remaining	Aggregate
		Wtd. Avg.	contractual	Intrinsic
	Shares	Ex. Price	life (yrs)	Value
1991, 1999 and 2004 Plans	26.5	$33.22	6.1	$62.3
Non-Employee Directors Plans	1.3	32.60	6.8	2.4
Acquired Plans	1.1	32.83	3.8	2.6

In June 2001, the Company introduced an employee stock purchase plan under which 3.0 million shares of common stock were reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at plan-defined dates. Employees purchased 0.1 million shares, 0.3 million shares, 0.2 million shares and 0.2 million shares, for $3.3 million, $5.6 million, $4.6 million and $4.8 million, during YTD 2006, 2005, 2004 and 2003, respectively, under the plan. Expense recognized in Q2 2006 and YTD 2006, determined using the Black-Scholes model, was $0.5 million and $1.0 million, respectively.

In connection with the acquisition of Aviron in January 2002, the Company assumed warrants expiring June 2008, of which rights to purchase 5.1 million shares of common stock at a price of $55.13 per share are still outstanding.

10. Income Taxes

The Company’s effective tax rate was 44% for Q2 2006 compared to an effective tax rate of 35% for Q2 2005. The Company’s effective tax rate was 42% for YTD 2006 compared to an effective tax rate of 35% for YTD 2005.

In connection with the purchase of the call options to cover approximately 34.5 million shares of the Company’s common stock for $316.5 million, the Company recognized a deferred tax asset of $115.5 million, which was recorded as an increase to additional paid-in capital.

11. Earnings per Share

The following is a reconciliation of the numerators and denominators of the diluted EPS computation (in millions):

	Q2	Q2	YTD	YTD
	2006	2005	2006	2005
Numerator:
Net (loss) earnings for basic EPS	$(63.2)	$(44.2)	$(16.2)	$69.9
Adjustments for interest expense on 1%
convertible senior notes, net of tax (1)	-	-	-	1.1
Earnings (loss) for diluted EPS	$(63.2)	$(44.2)	$(16.2)	$71.0

Denominator:
Weighted average shares for basic EPS	245.9	247.4	246.9	247.7
Effect of dilutive securities:
Stock options and warrants	-	-	-	2.0
Convertible senior notes (1)	-	-	-	7.3
Weighted average shares for diluted EPS	245.9	247.4	246.9	257.0

Basic earnings (loss) per share	$(0.26)	$(0.18)	$(0.07)	$0.28
Diluted earnings (loss) per share	$(0.26)	$(0.18)	$(0.07)	$0.28

(1) The Company’s $500 million 1% convertible senior notes, which represent 7.3 million potential shares of common stock, are included in the calculation of diluted earnings per share using the if-converted method whether or not the contingent requirements have been met for conversion to common stock, unless the effect is anti-dilutive. The $1.15 billion convertible senior notes are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $33.37 is less than the average market price of the Company’s common stock for the period, because upon conversion, the par value is settled in cash and only the conversion premium is settled in shares of the Company’s common stock.

The Company incurred a net loss for Q2 2006, Q2 2005 and YTD 2006, and accordingly did not assume exercise or conversion of any of the Company’s outstanding stock options or warrants during the periods because to do so would be anti-dilutive. As a result, options and warrants to purchase 65.2 million shares (including warrants to acquire 34.5 million shares issued in June 2006) and 34.0 million shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were excluded from the calculation of diluted earnings per share.

If option exercise prices are greater than the average market price of the Company’s common stock for the period presented, the effect of including such options in the earnings per share calculation is anti-dilutive. Options to purchase 20.9 million shares of common stock at prices ranging from $25.15 to $83.25 per share were outstanding as of June 30, 2005, but were not included in the computation of diluted earnings per share for YTD 2005 because the exercise price of the options exceeded the average market price.

12. Comprehensive Income

	Q2	Q2	YTD	YTD
	2006	2005	2006	2005
Net earnings (loss)	$(63.2)	$(44.2)	$(16.2)	$69.9
Change in foreign currency translations adjustment	0.2	(0.4)	0.3	(0.8)
Change in unrealized gain (loss) on investments,
net of tax	4.3	8.9	(3.2)	(9.0)
Comprehensive income (loss)	$(58.7)	$(35.7)	$(19.1)	$60.1

13. Shareholders’ Equity

In connection with the issuance of the Notes (see Note 7), the Company entered into the Call Spread Transactions. The Call Spread Transactions have the effect of reducing the potential dilution upon conversion of the Notes. As a result of the Call Spread Transactions, the Company does not anticipate experiencing dilution from the issuance of the Notes unless the price of its common stock appreciates above $47.67 per share, effectively increasing the conversion premium to the Company to $47.67. The Call Spread Transactions do not affect the rights of noteholders under the Notes. The Company purchased call options in private transactions to cover approximately 34.5 million shares of the Company’s common stock at a strike price of $33.37 per share (subject to adjustment in certain circumstances) for $316.5 million ($201.0 net of tax benefit). The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Notes upon conversion. These call options will terminate the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. As of June 30, 2006, the estimated fair value of the call options was $281.7 million. The Company also sold warrants permitting the purchasers to acquire up to approximately 34.5 million shares of the Company’s common stock at an exercise price of $47.67 per share (subject to adjustments in certain circumstances) in private transactions for a total proceeds of approximately $177.0 million. The warrants may be settled over specified periods beginning in July 2011 and July 2013. The warrants provide for net share settlement. In no event shall the Company be required to deliver a number of shares in connection with the transaction in excess of twice the aggregate number of warrants. As of June 30, 2006, the estimated fair value of the warrants was $151.4 million. The Company has analyzed the Call Spread Transactions under Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an addition to paid-in capital, and the Company will not recognize subsequent changes in fair value of the agreements.

In May 2006, the Board of Directors authorized a new stock repurchase program for up to $500 million of the Company’s common stock in the open market or in privately negotiated transactions at which $148.0 million was utilized concurrently with the issuance of the Notes. The previous stock repurchase program, which was approved in July 2003 for $500 million, was fully utilized as of June 2006.

During Q2 2006 and YTD 2006, the Company repurchased approximately 9.7 million shares of common stock under the stock repurchase programs at a cost of $281.8 million, or an average cost of $29.05 per share. The Company is holding repurchased shares as treasury shares and is using them for general corporate purposes, including but not limited to issuance upon exercise of outstanding stock options and acquisition-related transactions.

14. Legal Proceedings

The Company’s material legal proceedings are described in Note 18 to the consolidated financial statements included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in the update provided in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. With respect to the legal proceedings described therein, no material developments occurred during Q2 2006 except as follows:

Contract-Related Case

With respect to the lawsuit between Biosynexus, Inc. and the Company, the New York state court hearing the matter issued a ruling granting the preliminary injunction that Biosynexus had been seeking pending trial. As a result, the Company is no longer continuing to operate under the agreement in question to develop monoclonal antibodies for infections and diseases caused by staphylococcal bacteria. The litigation is now in the discovery phase. The Company has concurrently appealed the preliminary injunction ruling to the New York state appellate court and is awaiting a decision from that court.

Average Wholesale Price Cases

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

As of June 30, 2006, the Company estimates the range of potential pre-tax loss from the Alabama action, the Mississippi action, the New York City action and the New York State County actions (both consolidated and unconsolidated) to range from $0 to $15 million, exclusive of alleged treble damages, best price related claims and other asserted state law causes of action. The Company intends to vigorously defend against the claims asserted in such complaints.

15. Subsequent Event

On July 10, 2006, most of the holders of the Company’s 1% convertible senior notes exercised their put options requiring the Company to redeem the notes for cash at 100% of the principal amount of the notes, plus accrued and unpaid interest. On July 17, 2006, the Company paid $492.1 million to redeem the notes, including $489.6 million in aggregate principal amount and $2.5 million in accrued and unpaid interest. The remaining $10.4 million aggregate principal amount was not redeemed and is classified as long term debt, as holders of the notes are not able to exercise a put option requiring redemption until July 2009.

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

INTRODUCTION

MedImmune is committed to advancing science to develop better medicines that help people live healthier, longer and more satisfying lives. We currently focus our efforts on using biotechnology to produce innovative products for prevention and treatment in the therapeutic areas of infectious disease, cancer and inflammatory disease. Our scientific expertise is largely in the areas of monoclonal antibodies and vaccines. We market four products: Synagis, FluMist, Ethyol and CytoGam, and have a diverse pipeline of development-stage products.

OVERVIEW OF YTD 2006

Total revenues decreased 5% in YTD 2006 as compared to YTD 2005 as a result of a 5% decline in sales of Synagis. We recorded net loss of $0.07 per diluted share in YTD 2006 compared to net earnings per diluted share of $0.28 in YTD 2005. The decline in net income in YTD 2006 is primarily attributable to a decline in gross profit, increased research and development spending, amortization of the intangible asset resulting from the acquisition of Synagis promotion rights, higher selling, general and administrative expenses associated with the expansion of the pediatric sales force, and share-based compensation expense.

During the first half of 2006, we continued to advance our research and development pipeline as follows:

•

We have completed final analysis of the Phase 3 trial of the next generation version of FluMist, which we refer to as CAIV-T, in children from six months to five years of age and expect to submit a supplemental Biologics License Application to the U.S. Food and Drug Administration (“FDA”) during the third quarter of 2006 to extend the label to include children down to one year of age who do not have a history of wheezing;

•	The FDA approved our reverse genetics technology, which is a more timely, reliable, and safer process for producing seasonal and pandemic influenza vaccines;
•	A Phase 1 study was initiated with a vaccine candidate against an H5N1 influenza virus under a Cooperative Research and Development Agreement (“CRADA”) with the National Institutes of Health (“NIH”);
•	A CRADA was signed with the NIH for the development of vaccine candidates targeting RSV, parainfluenza virus types 1, 2 and 3, and other respiratory viruses;
•	We completed dosing in three additional ongoing studies for Numax;
•	We announced the intent to begin a Phase 3 study later in 2006 with Abegrin (formerly known as Vitaxin) on patients with metastatic melanoma;
•	Dosing began in a Phase 1 study for lupus patients on a monoclonal antibody targeting interferon alpha.

During Q2 2006, we earned and recorded a $2.5 million milestone upon approval by the FDA of Merck & Co., Inc.’s human papillomavirus (“HPV”) vaccine to prevent cervical cancer. We expect to recognize royalty revenue related to net sales of the product beginning in the third quarter of 2006. During the first quarter of 2006, we earned a $2.5 million milestone related to GlaxoSmithKline’s European filing for its cervical cancer vaccine.

During Q2 2006, we were awarded a $170.0 million, five-year contract from the U.S. Department of Health and Human Services to develop cell-based seasonal and pandemic vaccines using our proprietary live, attenuated, intranasal influenza vaccine technology. Work on the contract commenced during Q2 2006, resulting in the recognition of approximately $2.3 million of revenues.

In May 2006, the Board of Directors authorized a new stock repurchase program for up to $500 million of our common stock in the open market or in privately negotiated transactions. The original stock repurchase program, which was approved in July 2003 for $500 million, was fully utilized as of June 2006.

During June 2006, we issued $1.15 billion in convertible senior notes (the “Notes”) for total proceeds of $1.13 billion, net of debt issuance costs. In connection with the issuance of the Notes, we entered into separate bond hedge and warrant transactions with respect to our common stock (collectively referred to as the “Call Spread Transactions”). The Call Spread Transactions have the effect of reducing the potential dilution upon conversion of the Notes. As a result of the Call Spread Transactions, we do not anticipate experiencing dilution from the issuance of the Notes unless the price of our common stock appreciates above $47.67 per share, effectively increasing the conversion premium to $47.67. We purchased call options to cover approximately 34.5 million shares of our common stock at a strike price of $33.37 per share for $316.5 million, and sold warrants to acquire approximately 34.5 million shares of our common stock at a strike price of $47.67 per share for aggregate proceeds of approximately $177.0 million. Concurrently with the sale of the Notes, we used $148.0 million of the net proceeds to repurchase approximately 5.4 million shares of our common stock in privately negotiated transactions. The Notes were issued in part to redeem our $500.0 million of 1% convertible senior notes that were called by most of the bondholders in July 2006. We intend to use the balance of the proceeds for general corporate purposes, including potential acquisitions, in-licensing and collaboration opportunities, and additional share repurchases, pursuant to the company’s remaining authority under our $500 million share buyback program authorized in May 2006.

Our cash and marketable securities at June 30, 2006 increased to $2.3 billion, as compared to $1.5 billion as of December 31, 2005, primarily due to the net proceeds from the June 2006 convertible debt financing and related transactions.

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

Inventory - We may capitalize inventory costs associated with products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to permanently write down any previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale. There are no inventory amounts related to pre-approval or pre-launch products as of June 30, 2006.

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

We are required to state all inventory at lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to multiple factors affecting our inventories and compare these with current or committed inventory levels. In the highly regulated industry in which we operate, certain raw materials, work-in-process and finished goods inventories have expiration dates that must be factored into our judgments about the recoverability of inventory costs. Additionally, if our estimate of a product’s demand and pricing as well as sales volumes and production capacity is such that we may not fully recover the cost of inventory, we must consider that in our judgments as well. In the context of reflecting inventory at the lower of cost or market, we will record permanent inventory write-downs as soon as a need for such a write-down is determined. Such write-downs in inventory are permanent in nature, and will not be reversed in future periods.

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

For all FluMist inventory components on hand as of June 30, 2006, we reviewed the following assumptions to determine the amount of any necessary reserves: expected production levels and estimated cost per dose; sales volume projections that are subject to variability; the expected price to be received for the product and anticipated distribution costs; utilization of semi-finished goods inventory for the succeeding production season; and current information about the influenza strains recommended by the Centers for Disease Control and Prevention for each season’s vaccine. The methodology used to calculate adjustments required to value our FluMist inventories as of June 30, 2006 at net realizable value was consistent with the methodology used for previous valuations, since product approval in June 2003.

The valuation of inventory as of June 30, 2006 is based on sales volume and price estimates for the 2006/2007 season that are largely based on our actual experience for previous seasons and our expectations for the current season. Sales estimates for the 2006/2007 season incorporated into the inventory valuations performed as of March 31, 2006 were lower than the estimate used for valuation at December 31, 2005, resulting in a permanent write-down of $7.2 million in the first quarter of 2006. Sales estimates for the 2006/2007 season incorporated into the inventory valuations performed as of June 30, 2006 were slightly higher than the estimate used for valuation at March 31, 2006, resulting in a reduction of cost of goods sold of $2.9 million during Q2 2006 to reflect the higher net realizable value. During Q2 2006, we identified certain costs associated with noncommercial manufacturing process validation lots that should not have been included in the production cost estimates for the previous two quarters for the 2006/2007 season. Removing those costs from the production cost estimates resulted in a reduction to cost of goods sold of $3.0 million during Q2 2006 and a corresponding increase in inventory. The impact of including these noncommercial lots was to overstate cost of goods sold by $1.9 million ($2.6 million after tax) and $1.2 million ($0.7 million after tax) in the fourth quarter of 2005 and first quarter of 2006, respectively. These adjustments were not considered material for any of the impacted periods.

The table below summarizes the activity within the components of FluMist inventories (in millions):

	Gross Inventory	Reserves	Net Inventory
FluMist Details
As of December 31, 2005	$56.4	$(37.8)	$18.6
Raw materials, net	(3.3)	1.5	(1.8)
Cost of goods sold recognized on 2005/2006 inventory	(1.9)	0.6	(1.3)
Production, net	22.0	(5.5)	16.5
Disposals and scrap	(25.0)	24.6	(0.4)
As of June 30, 2006	$48.2	$(16.6)	$31.6

Because finished FluMist product has an approved shelf life up to six months, no finished product for a particular flu season may be sold in a subsequent season. Therefore, if our actual sales fall below our projections, we will be required to write off any remaining finished goods inventory balance at the end of the flu season.

Sales Allowances – During Q2 2006, using updated data on actual activity we recorded adjustments to our allowance for discounts related to Synagis sales as a result of favorable experience for the 2005/2006 season, resulting in additional product revenue of $4.9 million.

Intangible Assets - Management assesses the intangible asset associated with the reacquisition of the U.S. co-promotion rights for Synagis for impairment on a periodic basis; however, no impairments have occurred as of June 30, 2006. Further, the total future projected domestic sales of Synagis through the first half of 2009, used as the basis for amortization of the related intangible asset, have not been revised based on quarterly sales results through June 30, 2006. Management will assess the estimate of total future domestic Synagis sales in conjunction with the annual long range planning process. If the total of incremental payments, a portion of which are variable based on actual sales, made to Abbott in connection with the reacquisition of co-promotion rights are ultimately less than the amount of the associated liability recorded, the amount of the intangible asset will be adjusted accordingly.

NEW ACCOUNTING STANDARDS

Issued in December 2004, Statement of Financial Accounting Standards No.123R (“SFAS 123R”) requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R is effective for our fiscal year beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R has a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. For the adoption of SFAS 123R, we have selected the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28.

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123R and the comparability to our prior period footnote disclosures of pro forma net earnings and earnings per share. Share-based compensation expense recognized in Q2 2006 and YTD 2006 totaled $6.9 million and $16.6 million, respectively, on a pre-tax basis, and $5.6 million and $13.2 million, respectively, after tax.

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently assessing the impact of the interpretation on our financial statements and will adopt the provisions of this interpretation beginning in the first quarter of 2007.

RESULTS OF OPERATIONS

Q2 2006 compared to Q2 2005

Revenues – Product Sales

	Q2	Q2
(in millions)	2006	2005	Change
Synagis
Domestic	$23.7	$43.5	(46)%
International	9.8	7.4	32%
	33.5	50.9	(34)%
Ethyol
Domestic	24.3	21.0	16%
International	0.8	1.6	(50)%
	25.1	22.6	11%

FluMist	0.5	-	-%
Other Products	7.1	11.2	(37)%

Total Product Sales	$66.2	$84.7	(22)%

Synagis - Synagis accounted for approximately 51% and 60% of our product sales in Q2 2006 and Q2 2005, respectively. In Q2 2006, domestic sales of Synagis decreased 46% to $23.7 million from Q2 2005 sales of $43.5 million. The decrease in domestic sales was primarily attributable to lower unit volumes resulting from changes in payor guidelines and the distribution network during the 2005/2006 RSV season, offset partially by price increases and a $4.9 million favorable adjustment to sales allowances reflecting favorable discount experience for the season. Inventories held by wholesalers and distributors at the end of Q2 2006 approximated the levels at the end of Q2 2005.

We record Synagis international product sales based on a portion of Abbott International’s (“AI”) sales price to customers, as defined in our distribution agreement. Our reported international sales of Synagis increased 32% to $9.8 million for Q2 2006 as compared to $7.4 million in Q2 2005. The increase is primarily attributable to the timing of shipments to AI.

Ethyol - Ethyol accounted for approximately 38% and 27% of our product sales in Q2 2006 and Q2 2005, respectively. Domestic sales of Ethyol increased 16% to $24.3 million in Q2 2006, compared to $21.0 million in Q2 2005 due to an increase in volume, which reflects the depletion of wholesaler inventories during Q2 2005 to accommodate end-user demand, as well as an increase in domestic sales prices. International sales of Ethyol were $0.8 million in Q2 2006 as compared to $1.6 million in the prior year quarter.

Other Products - Sales of other products, which primarily represents sales of CytoGam and by-products that result from its manufacturing process, were $7.1 million in Q2 2006 as compared to $11.2 million in Q2 2005. The decrease was attributable to lower CytoGam sales resulting from plasma supply constraints and the transition to a new third-party manufacturer.

Revenues - Other Revenues

Other revenues for Q2 2006 include a $2.5 million milestone related to the approval by the FDA of Merck& Co., Inc’s HPV vaccine to prevent cervical cancer. We expect to recognize royalty revenue related to sales of the product beginning in the third quarter of 2006. Other revenues also includes $2.3 million recognized under the government contract, as well as $1.2 million of incremental revenue recognized under the amended international distribution agreement with AI, which represents amounts received in excess of estimated fair value for product sales of Synagis. Such excess amounts have been determined using projected reimbursements for the Synagis season, and are recorded in other revenue, as such excess payments are deemed consideration from AI for the rights to distribute Numax outside of the United States.

Cost of Sales

Cost of sales was $14.0 million for Q2 2006 compared to $28.0 million in Q2 2005. Gross margins on product sales for Q2 2006 and Q2 2005 were 79% and 67%, respectively. Gross margins in the quarter were favorably impacted by improved sales and production cost estimates for FluMist, the $3.0 million reduction to cost of sales as a result of removing certain noncommercial manufacturing process validation costs that should not have been included in FluMist production cost estimates during the previous two quarters, and favorable adjustments to sales allowances. Without the impact of FluMist, second quarter gross margins were 79 percent in 2006 and 71 percent in 2005, largely due to the $4.9 million favorable adjustment to sales allowances reflecting favorable discount experience for the 2005/2006 RSV season and declining royalties and manufacturing efficiencies for Ethyol. Share-based compensation expense did not significantly impact gross margins in Q2 2006.

Research and Development Expenses

Research and development expenses increased 18% to $93.7 million in Q2 2006, compared to $79.3 million in Q2 2005. The increase relates to ongoing clinical and preclinical studies, the costs associated with the expansion of infrastructure to support studies related to various in-licensing agreements and collaborations executed over the past several years, and share-based compensation expense of $1.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 35% to $82.0 million in Q2 2006 compared to $60.9 million in Q2 2005. The increase is largely attributable to the expansion of the pediatric commercial organization in advance of the assumption of full promotional responsibility for Synagis in the U.S. effective July 1, 2006. We added 50 new sales personnel during the first half of 2005 and an additional 125 new sales personnel during 2006. The increase is also attributable to new marketing programs related to Synagis and FluMist, medical education programs related to RSV and influenza, amortization expense of $2.3 million recognized during Q2 2006 associated with the intangible asset for U.S. co-promotion rights for Synagis, and $5.4 million of share-based compensation expense recognized in Q2 2006. SG&A expense included co-promotion expense of $4.8 million and $10.4 million in Q2 2006 and Q2 2005, respectively. Effective July 1, 2006, normal co-promotion expense to Abbott has been discontinued and the amortization costs of the buyout will continue until we cease actively marketing Synagis, which is expected to occur sometime during the in 2008-2009 season, which is when we expect to start marketing Numax.

Other Operating Expenses

Other operating expenses in Q2 2006 include $6.2 million in costs associated with non-commercial process validation lots for CAIV-T. Commercial inventory production of CAIV-T is expected to begin in the fourth quarter of this year, by which time regulatory approval is expected.

Taxes

We recorded an income tax benefit of $49.3 million for Q2 2006, resulting in an effective tax rate of 44% for the period. We recorded an income tax benefit of $23.9 million for Q2 2005, resulting in an effective rate of 35% for the period. The increase in the effective rate in Q2 2006 was attributable to the impact of share-based compensation, a portion of which is not deductible for income tax purposes, increased state taxes and the absence of certain federal tax credits associated with research and experimentation activities, offset in part by an increased orphan drug credit. We anticipate that the federal R&D tax credit will ultimately be reauthorized by Congress, which would result in a favorable impact to our annual effective tax rate.

Share-based compensation expense is comprised of incentive stock options, non-qualified stock options and the discount on stock purchased by employees. If incentive stock options are exercised and sold within one year or stock purchased by employees through the employee stock purchase plan is sold within one year, thus becoming non-qualifying dispositions, we will be allowed to recognize tax deductions at that time. Until that time, for financial reporting purposes we assume that no tax deduction is allowed. The effective tax rate for Q2 2006 includes an impact of approximately seven percentage points related to share-based compensation.

Net Income

The reported net loss for Q2 2006 was $63.2 million, or $0.26 per share, compared to net loss for Q2 2005 of $44.2 million, or $0.18 per share. Shares used in computing net loss per share were 245.9 million in Q2 2006 and 247.4 million in Q2 2005.

YTD 2006 compared to YTD 2005

Revenues – Product Sales

	YTD	YTD
(in millions)	2006	2005	Change
Synagis
Domestic	$458.1	$483.0	(5)%
International	38.3	39.5	(3)%
	496.4	522.5	(5)%
Ethyol
Domestic	43.7	42.6	3%
International	1.5	2.7	(44)%
	45.2	45.3	-%

FluMist	2.2	2.8	(22)%
Other Products	14.0	22.8	(39)%

Total Product Sales	$557.8	$593.4	(6)%

Synagis - Synagis accounted for approximately 89% and 88% of our product sales in YTD 2006 and YTD 2005, respectively. For YTD 2006, domestic sales of Synagis decreased 5% to $458.1 million from YTD 2005 sales of $483.0 million. The decrease in domestic sales was primarily attributable to lower unit volumes resulting from changes in payor guidelines and the distribution network, offset partially by price increases of approximately 5% and a $4.9 million favorable adjustment to sales allowances reflecting favorable discount experience for the season. Inventories held by wholesalers and distributors at June 30, 2006 approximated the levels at June 30, 2005.

We record Synagis international product sales based on a portion of AI’s sales price to customers, as defined in our distribution agreement. Our reported international sales of Synagis decreased 3% to $38.3 million for YTD 2006 as compared to $39.5 million in YTD 2005. The decrease was primarily attributable to the timing of shipments to AI.

Ethyol - Ethyol accounted for approximately 8% of our product sales for YTD 2006 and YTD 2005. Domestic sales of Ethyol increased 3% to $43.7 million in YTD 2006, compared to $42.6 million in YTD 2005. International sales of Ethyol were $1.5 million in YTD 2006 as compared to $2.7 million in YTD 2005.

FluMist - Our YTD 2006 product sales of FluMist amounted to $2.2 million, compared to $2.8 million in the prior year period. Due to the seasonal nature of influenza, the majority of FluMist sales are expected to occur between September and January.

Other Products - Sales of other products, which primarily represents sales of CytoGam and by-products that result from its manufacturing process, were $14.0 million in YTD 2006 as compared to $22.8 million in YTD 2005. The decrease was attributable to lower sales of CytoGam resulting from plasma supply constraints and the transition to a new third-party manufacturer.

Revenues - Other Revenues

Other revenues for YTD 2006 include $4.7 million of incremental revenue recognized under the amended international distribution agreement with AI, which represents amounts received in excess of estimated fair value for product sales of Synagis. Such excess amounts have been determined using projected reimbursements for the Synagis season, and are recorded in other revenue, as such excess payments are deemed consideration from AI for the rights to distribute Numax outside of the United States. Other revenues for YTD 2006 also include $5.0 million in milestone payments related to FDA approval of Merck & Co., Inc.’s HPV vaccine to prevent cervical cancer and GlaxoSmithKline’s filing in Europe for approval of an HPV vaccine to prevent cervical cancer, as well as $2.3 million recognized under the government contract.

Cost of Sales

Cost of sales was $137.1 million for YTD 2006 compared to $147.8 million for YTD 2005. Gross margins on product sales were 75% for both YTD 2006 and YTD 2005. Without the impact of FluMist in the six months ended June 30, gross margins were 77% in 2006 and 76% in 2005. Gross margins for FluMist during YTD 2006 were favorably impacted by improved sales and production cost estimates, as well as the $3.0 million reduction to cost of sales as a result of removing certain noncommercial manufacturing process validation costs that should not have been included in FluMist production cost estimates during the previous two quarters. Cost of sales in YTD 2006 included $0.4 million of share-based compensation expense.

Research and Development Expenses

Research and development expenses increased 22% to $181.6 million in YTD 2006, compared to $148.6 million in YTD 2005. The increase relates to ongoing clinical and preclinical studies, the costs associated with the expansion of infrastructure to support studies related to various in-licensing agreements and collaborations executed over the past several years, and share-based compensation expense of $5.2 million for YTD 2006. During YTD 2005, research and development expenses included approximately $1.4 million in connection with the technology transfer and transition activities associated with reacquisition of the influenza vaccines franchise from Wyeth.

Selling, General and Administrative Expenses

SG&A expenses increased 35% to $293.9 million in YTD 2006 compared to $218.4 million in YTD 2005. The increase is largely attributable to the amortization expense of $45.5 million recognized during YTD 2006 associated with the intangible asset for U.S. co-promotion rights for Synagis, the expansion of the pediatric commercial organization in advance of the assumption of full promotional responsibility for Synagis in the U.S. effective July 1, 2006, as well as new marketing programs related to Synagis and FluMist and medical education programs related to RSV and influenza. SG&A expense in YTD 2006 also includes $11.0 million of share-based compensation expense. SG&A expense included co-promotion expense of $95.2 million and $102.6 million in YTD 2006 and YTD 2005, respectively. Effective July 1, 2006, normal co-promotion expense to Abbott was discontinued and the amortization costs of the buyout will continue until we cease actively marketing Synagis, which is expected to occur sometime during the in 2008-2009 season which is when we expect to start marketing Numax.

Other Operating Expenses

Other operating expenses were $11.5 million and $5.5 million in YTD 2006 and YTD 2005, respectively. YTD 2006 other operating expenses include $6.2 million in costs associated with non-commercial process validation lots for CAIV-T. Commercial inventory production of CAIV-T is expected to begin in the fourth quarter of this year, by which time regulatory approval is expected.

Taxes

We recorded income tax benefit of $11.7 million for YTD 2006, resulting in an effective tax rate of 42% for the period. We recorded income tax expense of $37.6 million for YTD 2005, resulting in an effective rate of 35% for the period. The increase in the effective rate in YTD 2006 was attributable to the impact of share-based compensation, a portion of which is not deductible for income tax purposes, increased state taxes and the absence of certain federal tax credits associated with research and experimentation activities, offset in part by increased orphan drug credit. We anticipate that the federal R&D tax credit will ultimately be reauthorized by Congress, which would result in a favorable impact to our annual effective tax rate.

Share-based compensation expense is comprised of incentive stock options, non-qualified stock options and the discount on stock purchased by employees. If incentive stock options are exercised and sold or stock purchased by employees through the employee stock purchase plan is sold within one year, becoming non-qualifying dispositions, we will be allowed to recognize tax deductions at that time. Until that time, for financial reporting purposes we assume that no tax deduction is allowed. The effective tax rate for YTD 2006 includes an impact of approximately six percentage points related to share-based compensation.

Net Income

The reported net loss for YTD 2006 was $16.2 million, or $0.07 per share, compared to net earnings for YTD 2005 of $69.9 million, or $0.28 per share. Shares used in computing net loss per share in YTD 2006 were 246.9 million while shares used in computing basic and diluted earnings per share for YTD 2005 were 247.7 million and 257.0 million, respectively.

We do not believe inflation had a material effect on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash - Cash and marketable securities increased 53% to $2.3 billion as of June 30, 2006 as compared to $1.5 billion as of December 31, 2005. Working capital increased to $734.4 million at June 30, 2006 from $(111.2) million as of December 31, 2005 primarily due to the net proceeds of the June 2006 issuance of $1.15 billion in convertible senior notes and related transactions, as well as cash generated by operations.

Operating Activities

Net cash provided by operating activities was $91.8 million in YTD 2006 as compared to $188.6 million in YTD 2005. The decrease was primarily attributable to the decrease in net earnings (loss) from the prior year period.

Investing Activities

Cash provided by investing activities during YTD 2006 amounted to $184.1 million, as compared to cash used of $74.7 million during YTD 2005. Cash provided by investing activities in YTD 2006 included net reductions to our investment portfolio of $268.7 million; capital expenditures totaling $60.1 million, primarily for the construction of our new pilot lab and office facility in Gaithersburg, Maryland; and minority interest investments in strategic partners totaling $24.5 million through our venture capital subsidiary. We expect our capital expenditures for the full year to approximate $175 million to $200 million.

Financing Activities

Cash provided by financing activities during YTD 2006 amounted to $759.9 million as compared to cash used of $57.2 million during YTD 2005. The increase is primarily due to proceeds from the June 2006 issuance of $1.15 billion in convertible senior notes, net of $20.1 million of debt issuance costs, partially offset by net cash payments of $139.5 million for convertible note hedge transactions (cost of $316.5 million) and warrant transactions (proceeds of $177.0 million) with respect to our common stock to reduce the potential dilution upon conversion of the newly issued notes and by the concurrent repurchase of 5.4 million shares of our common stock for $148.0 million. A total of $281.8 million and $67.5 million was expended during YTD 2006 and YTD 2005, respectively, to repurchase approximately 9.7 million shares and 2.6 million shares of our common stock. During YTD 2006, $48.9 million was received upon the exercise of employee stock options as compared to $10.8 million received in YTD 2005.

We expend cash to finance our research and development and clinical trial programs; to fund acquisitions; to obtain access to new technologies through collaborative research and development agreements with strategic partners, through our venture capital subsidiary, or through other means; to fund capital projects; and to finance the production of inventories. Our primary source of liquidity during 2006 was the issuance of $1.15 billion in convertible notes. Standard & Poors subsequently reiterated their BBB rating, considered to be investment grade, on our outstanding public debt. In April 2006 we entered into a three-year $600.0 million credit facility that provides for collateralized revolving borrowings and letters of credit. As of June 30, 2006, there were no outstanding borrowings and $2.1 million of outstanding letters of credit under the credit facility.

Historically, our primary source of liquidity is operating cash flow. Management continues to believe that such internally generated cash flow as well as our existing funds, and borrowing capacity under our credit facility will be adequate to service our existing debt and other cash requirements. In July 2006, certain holders of the Company’s 1% convertible senior notes exercised their put options requiring us to redeem the notes for cash at 100% of the principal amount of the notes, plus accrued and unpaid interest. We paid $492.1 million to redeem the notes, including $489.6 million in aggregate principal amount and $2.5 million in accrued and unpaid interest. The remaining $10.4 million aggregate principal amount of the 1% convertible senior notes was not redeemed; the notes are not subject to a put option by the holders until July 2009.

During May 2006, our Board of Directors authorized a new stock repurchase program for up to $500 million of the Company’s common stock in the open market or in privately negotiated transactions. As of June 2006, the original stock repurchase program, which was approved in July 2003 for $500 million, was fully utilized. As of July 20, 2006, approximately $352.4 million of the $500.0 million newly authorized remained available for additional repurchases of stock. We are holding repurchased shares as treasury shares and are using them for general corporate purposes, including but not limited to acquisition-related transactions and for issuance upon exercise of outstanding stock options

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our primary market risks as of June 30, 2006 continue to be the exposures to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. Our market risks at June 30, 2006 have not changed significantly from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. For other information regarding our market risk exposure, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

In addition, our management, with the participation of our CEO and CFO, determined that there was no change in our internal control over financial reporting that occurred during Q2 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 14 of Part I, Item 1 “Financial Statements,” and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 1A.	RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q as read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, before deciding to invest in our securities.

Our revenues are largely dependent on sales of Synagis.

Sales of Synagis accounted for approximately 87% and 89% of our total product sales in 2005 and YTD 2006, respectively, and our revenues will continue to be largely dependent on sales of Synagis for the foreseeable future. Any perceived or actual event or series of events that have a negative effect on sales of Synagis will have a detrimental effect on our financial condition and results of operations. Events which would affect sales of Synagis include, but are not limited to, any product liability claims (whether supported or not), any manufacturing or supply delays, any sudden loss of inventory, any inability to satisfy product demand, any unsuccessful sales, marketing or distribution strategies and any changes in the authorization, policies, or reimbursement rates for Synagis by private or public insurance carriers or programs.

In addition, Synagis is a biological product regulated and approved for marketing in the U.S. by the FDA and any adverse change in the marketing approval or label for Synagis required by the FDA will have a detrimental affect on our business. In addition, certain professional associations, particularly the American Academy of Pediatrics in the U.S., make recommendations regarding the appropriate use of Synagis that may be more restrictive than the approved label for Synagis. Such recommendations may affect usage and/or reimbursement and have a detrimental effect on our business. We have also created an exclusive network for distribution of Synagis in the U.S., which has the effect of preventing certain entities from obtaining Synagis and may have the effect of limiting patient access to the product, changing the authorization, policies or reimbursement rates for Synagis by private or public insurance carriers or programs, any of which could result in reduced sales.

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

Sales of two of our products, Synagis and FluMist, are seasonal in nature. Synagis sales occur primarily in the first and fourth quarters of the calendar year and FluMist sales occur primarily in the second half of the calendar year. This high concentration of product sales in a portion of the year causes quarter-to-quarter operating results to vary widely and would exaggerate the adverse consequences on our revenues of any manufacturing or supply delays, any sudden loss of inventory, any inability to satisfy product demand, the inability to estimate the effect of returns and rebates, or of any unsuccessful sales or marketing strategies during the applicable sales season. Furthermore, our current product base limits our ability to offset in the second and third quarters any lower-than-expected sales of Synagis during the first and fourth quarters or FluMist during the second half of the year. In addition, because of this seasonality, items reported in the second and/or third quarters may appear to have a greater effect on our quarterly financial statements than if those items were reported in the first and/or fourth quarters.

The approval of CAIV-T is critical to the future of our influenza vaccine business.

FluMist, in its current frozen formulation, has not been commercially successful. We do not expect our influenza vaccine business to contribute meaningfully to our revenues, income or earnings until and unless we are able to obtain regulatory approval of CAIV-T, the next-generation, refrigerator-stable formulation of FluMist, with a broader approved indication. The timing and outcome of obtaining approval from the FDA and other similar regulatory agencies in other parts of the world is uncertain. There can be no assurance that any such regulatory agency will approve CAIV-T without the need for additional costly and time-intensive measures; without restrictions as to its marketability; on a timely basis consistent with our expectations; or at all.

Even if CAIV-T is approved, the commercial success of our influenza vaccine business is uncertain and we may not be able to recover the value of our investment.

Even if CAIV-T is approved, the market for influenza vaccines is competitive and complex. The commercial success of the product will be limited if we cannot successfully manufacture, distribute and sell it in jurisdictions in which it is approved. The marketplace may view our influenza vaccines as competing against the injectable vaccine. FluMist and CAIV-T may have a higher cost of manufacturing at their historic and current volumes relative to injectable vaccines. There can be no assurance that demand for our vaccines will support a volume and price that will achieve a profit in accordance with our expectations, or that our revenues for these products will exceed our cost of goods.

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

We have made significant investments in the development and commercialization of live, attenuated intranasal influenza vaccines. In addition to our internal research, development and commercialization activities, these investments also include the research and development conducted by Aviron before our acquisition of that company; the cost of our acquisition of Aviron; the cost of the activities conducted by Wyeth, our former collaboration partner for development, promotion and distribution of these vaccines; the cost of dissolving the collaboration and reacquiring Wyeth’s rights to this franchise; and losses incurred in manufacturing and selling FluMist after its launch. Our results of operations could be negatively affected by impairment charges for the write-down of manufacturing and intangible assets related to FluMist and CAIV-T. For various reasons, primarily those set forth above, there can be no assurance that we will be able to recover the value of our investment in the influenza vaccine business.

Government involvement may limit the commercial success of our influenza vaccine business.

If an influenza outbreak occurs and is classified as a pandemic or large epidemic by public health authorities, it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities. We have not manufactured a pandemic vaccine at commercial scale to date, but even if we were to do so, the economic value of such a vaccine to the company could be limited. Our primary manufacturing facility for influenza vaccines is in the U.K. and, in an influenza pandemic, the U.K. government may limit our ability to export product outside the United Kingdom.

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

As a U.S. government contractor, we are required to comply with a number of rules and regulations.

As a result of our award in May 2006 of a contract from the U.S. Department of Health and Human Services (HHS) to develop cell-based seasonal and pandemic vaccines, we have become a government contractor. As a government contractor, we have become subject to a number of requirements that generally do not apply to agreement between private parties. These requirements include the provisions of the Federal Acquisition Regulations which regulate the formation, administration and performance of government contracts. Governments contracts are also subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We have not been a government contractor in the past and compliance with necessary requirements is complex. Accordingly, there can be no assurance that we will be able to comply with all requirements and failure to comply could result in penalties to us, including but not limited to termination of the contract.

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

Reimbursement by government and third-party payors is critical for the success of our products.

The cost to individual consumers for purchase of our products can be significant. Accordingly, sales of our products are dependent to a large extent on the insurance reimbursement available for our products. Actions by professional associations, affecting the usage and/or reimbursement of our products and actions of government entities and/or third-party payors to contain or reduce the costs of health care by limiting reimbursement, changing reimbursement calculation methodologies, increasing procedural hurdles to obtain reimbursement or by other means may have a material adverse effect on sales of our products. We fund and accrue for rebates due to government entities subject to reimbursement, primarily Medicaid payments to state governments. Government entities may have the ability to collect rebates for prior periods’ activity and accordingly, we may be subject to future rebate claims by such entities for product use in the past for which reimbursement was not sought. In addition, there have been numerous proposals in the U.S., both at the state and federal level, as well as in other countries that would, if adopted, affect the reimbursement of our products and could have a material adverse effect on our product sales, results of operations and financial condition.

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

The development, manufacturing and marketing of all of our products are subject to regulatory approval by the FDA in the U.S., as well as similar authorities in other countries. The approval process for each product and product improvement is lengthy and may be subject to delays and/or setbacks that are not expected by us or by the market, and could therefore delay the anticipated launch of such product or product improvement and have a detrimental effect on our operations, financial results, future outlook and/or stock price. There can be no assurance that any product candidate will be approved for marketing and, if approved, such approval may be limited in scope in such a manner that would harm the product’s potential for market success. Even after a product is approved for marketing, it is still subject to continuing regulation. For example, if new adverse event information about a product becomes available from broader use in the market or from additional testing, we may be required by applicable authorities to recall the product or notify health care providers of additional risks associated with use of the product. In addition, our product labeling and marketing activities may be found to be inconsistent with applicable laws and regulations. Even if we have substantially complied with all applicable laws and regulations, the applicable regulatory authorities have the authority to and may revoke or limit approvals or licenses without consulting or obtaining our consent. If we fail to comply with applicable requirements, we may be subject to: fines; seizure of products; total or partial suspension of production; refusal by the applicable authority to approve product license applications; restrictions on our ability to enter into supply contracts; and criminal prosecution. If we are unable to obtain approvals on a timely basis or at all, if the scope of approval is more limited than expected by us or if we are unable to maintain approvals, our ability to successfully market products and to generate revenues will be impaired.

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

If competitors were to develop superior products or technologies, our products or technologies could be rendered noncompetitive or obsolete. Developments in the biotechnology and pharmaceutical industries are expected to continue at a rapid pace. Success depends upon achieving and maintaining a competitive position in the development of products and technologies. Competition from other biotechnology and pharmaceutical companies can be intense. Certain competitors have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. If a competitor develops a better product or technology, our products or technologies could be rendered obsolete, resulting in decreased product sales and a material adverse effect to our business. Even if a competitor creates a product that is not technologically superior, our products may not be able to compete with such products, decreasing our sales.

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

The market price of our common stock has fluctuated significantly over time, and it is likely that the price will fluctuate in the future. During YTD 2006, the daily closing price of our common stock on the NASDAQ National Market ranged from a high of $37.38 to a low of $26.40. During 2005, the daily closing price of our common stock ranged from a high of $37.06 to a low of $23.32. Investors and analysts have been, and will continue to be, interested in our reported earnings, as well as how we perform compared to our expectations. Announcements by us or others regarding operating results, existing and future collaborations, results of clinical trials, scientific discoveries, commercial products, patents or proprietary rights or regulatory actions may have a significant effect on the market price of our common stock. In addition, the stock market has experienced price and volume fluctuations that have affected the market price for many biotechnology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

In addition, we have entered into a key supplemental manufacturing contract denominated in Euros. Fluctuations in the Euro-U.S. Dollar exchange rate would lead to changes in the U.S. Dollar cost of manufacturing. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under this contract, the forward foreign exchange contracts may not mitigate the potential adverse effect on our financial results. In addition, expenditures relating to our manufacturing operations in the U.K. and the Netherlands are paid in local currency. We have not hedged our expenditures relating to these manufacturing operations, and therefore foreign currency exchange rate fluctuations may result in increases or decreases in the amount of expenditures recorded.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer purchases of equity securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 through April 30, 2006	1,317,400	$31.75	1,317,400	$92,432,152
May 1, 2006 through May 31, 2006	2,948,172	$31.19	2,948,172	$500,468,467
June 1, 2006 through June 30, 2006	5,435,011	$27.24	5,435,011	$352,418,767

(1)

The Company’s Board of Directors has authorized the repurchase of up to $500.0 million of the Company’s common stock on the open market or in privately negotiated transactions during the period from July 2003 through June 2006, which authority was fully utilized as of June 2006. In May 2006, the Board of Directors authorized a new stock repurchase program for up to $500.0 million of the Company’s common stock on the open market or in privately negotiated transactions during the period from May 2006 through June 2009, under which authority $148.0 million in shares of common stock were repurchased concurrently with the financing transaction consummated in June 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2006 the Company held its 2006 Annual Meeting of Stockholders. Nine director nominees were re-elected to one year terms by vote of the Company’s stockholders at such meeting, as follows:

	For	Against	Withheld	Abstain/ Non-vote
Wayne T. Hockmeyer, Ph.D.	213,864,000	—	8.811,769	—
David M. Mott	215,276,588	—	7,399,181	—
David Baltimore, Ph.D.	219,710,453	—	2,965,316	—
M. James Barrett, Ph.D.	115,831,336	—	106,844,433	—
James H. Cavanaugh, Ph.D.	172,141,859	—	50,533,910	—
Barbara Hackman Franklin	177,035,579	—	45,640,190	—
Gordon S. Macklin	155,321,987	—	67,353,782	—
George M. Milne, Jr., Ph.D.	189,760,085	—	32,915,684	—
Elizabeth H. S. Wyatt	219,713,603	—	2,962,166	—

The following proposals were also approved by vote of the Company’s stockholders at such meeting, as follows:

To approve the amendment to the 2003 Non-Employee Directors Stock Option Plan	116,375,413	80,980,653	—	1,337,203
To approve and ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2006	215,441,430	6,045,006	—	1,189,331

ITEM 5.	OTHER INFORMATION - NONE

ITEM 6.   EXHIBITS

(a)	Exhibits:

4.1

Indenture related to the Convertible Senior Notes, due 2011, dated as of June 28, 2006, between MedImmune Inc. and Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2006.

4.2

Indenture related to the Convertible Senior Notes, due 2013, dated as of June 28, 2006, between MedImmune Inc. and Bank of New York, as trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated June 28, 2006.

4.3

Registration Rights Agreement, dated as of June 28, 2006, among MedImmune Inc., UBS Securities LLC and Merrill Lynch, Pierce Fenner & Smith Incorporated, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated June 28, 2006.

10.1	Confirmation of Warrant Transaction, dated June 22, 2006, between MedImmune Inc. and UBS AG, London Branch for warrants expiring in 2011.*
10.2	Confirmation of Warrant Transaction, dated June 22, 2006, between MedImmune Inc. and UBS AG, London Branch for warrants expiring in 2013.*
10.3	Confirmation of Warrant Transaction, dated June 22, 2006, between MedImmune Inc. and Lehman Brothers OTC Derivatives, Inc. for warrants expiring in 2011.*
10.4	Confirmation of Warrant Transaction, dated June 22, 2006, between MedImmune Inc. and Lehman Brothers OTC Derivatives, Inc. for warrants expiring in 2013.*
10.5	Confirmation of Amended Warrant Transaction, dated June 26, 2006, between MedImmune Inc. and UBS AG, London Branch for warrants expiring in 2011.*
10.6	Confirmation of Amended Warrant Transaction, dated June 26, 2006, between MedImmune Inc. and UBS AG, London Branch for warrants expiring in 2013.*
10.7	Confirmation of Amended Warrant Transaction, dated June 26, 2006, between MedImmune Inc. and Lehman Brothers OTC Derivatives, Inc. for warrants expiring in 2011.*
10.8	Confirmation of Amended Warrant Transaction, dated June 26, 2006, between MedImmune Inc. and Lehman Brothers OTC Derivatives, Inc. for warrants expiring in 2013.*
10.9	Confirmation of Convertible Bond Hedge Transaction related to 2011 Notes, dated June 22, 2006, between MedImmune, Inc. and UBS AG, London Branch .*
10.10	Confirmation of Convertible Bond Hedge Transaction related to 2013 Notes, dated June 22, 2006, between MedImmune, Inc. and UBS AG, London Branch .*
10.11	Confirmation of Convertible Bond Hedge Transaction related to 2011 Notes, dated June 22, 2006, between MedImmune, Inc. and Lehman Brothers OTC Derivatives, Inc.*.*
10.12	Confirmation of Convertible Bond Hedge Transaction related to 2013 Notes, dated June 22, 2006, between MedImmune, Inc. and Lehman Brothers OTC Derivatives, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIMMUNE, INC.
(Registrant)

/s/ David M. Mott
Date: July 28, 2006	David M. Mott
Chief Executive Officer, President and Vice Chairman
Principal Executive Officer

/s/ Lota S. Zoth
Date: July 28, 2006	Lota S. Zoth
Senior Vice President and Chief Financial Officer
Principal Financial Officer

/s/ Mark E. Spring
Date: July 28, 2006	Mark E. Spring
Vice President, Finance and Controller
Principal Accounting Officer