Form 10-K
period 2006-12-31
MEDIMMUNE INC /DE
filed 2007-02-27
CIK 873591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 1-19131

MedImmune, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1555759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Aggregate market value of the 188,304,128 shares of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on June 30, 2006, was $5.1 billion.* Common Stock outstanding as of February 21, 2007: 237,747,411 shares.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held May 24, 2007 (Part III).

* Excludes 51,130,424 shares of common stock held by directors, officers and any stockholder whose ownership exceeds 5% of the shares outstanding as of June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Medimmune, Inc.

Form 10-K

MedImmune, Synagis, Ethyol, FluMist, NeuTrexin, Numax and RespiGam are registered trademarks of the Company. Accuspray is a trademark of Becton Dickinson. BiTE is a registered trademark of Micromet AG. Cervarix is a registered trademark of GlaxoSmithKline. Gardasil is a registered trademark of Merck & Co., Inc. CytoGam  is a registered trademark of ZLB Behring AG.

FORWARD-LOOKING STATEMENTS

The statements in this annual report that are not descriptions of historical facts may be forward-looking statements. Those statements involve substantial risks and uncertainties. You can identify those statements by the fact that they contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” or other terms of similar meaning. Those statements reflect management’s current beliefs, but are based on numerous assumptions, over which MedImmune may have little or no control and that may not develop as MedImmune expects. Consequently, actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks, uncertainties and other matters discussed below under Item 1A. Risk Factors, and elsewhere in this report. MedImmune cautions that respiratory syncytial virus (“RSV”)  disease and influenza, two diseases targeted by the Company’s products, occur primarily during the winter months; MedImmune believes its operating results will reflect this seasonality for the foreseeable future. MedImmune is also developing several products for potential future marketing. There can be no assurance that such development efforts will succeed, that such products will receive required regulatory clearance or that, even if such regulatory clearance is received, such products will ultimately achieve commercial success. Unless otherwise indicated, the information in this annual report is as of December 31, 2006. This annual report will not be updated as a result of new information or future events.

PART I

Item 1.                        Business

MedImmune is committed to advancing science to develop better medicines that help people live healthier, longer and more satisfying lives. We currently focus our efforts on the therapeutic areas of infectious disease, cancer and inflammatory disease. We market three products: Synagis (palivizumab) and FluMist (Influenza Virus Vaccine Live, Intranasal) to help prevent two common respiratory infectious diseases; and Ethyol (amifostine) to help reduce adverse side effects of certain anti-cancer chemotherapies and radiotherapies.

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

Products

Synagis

Synagis is a humanized monoclonal antibody (“MAb”) approved for marketing in 1998 by the U.S. Food and Drug Administration (the “FDA”) for the prevention of serious lower respiratory tract disease caused by respiratory syncytial virus (“RSV”) in pediatric patients at high risk of acquiring RSV disease (pneumonia and bronchiolitis). RSV is the most common cause of lower respiratory tract infections in infants and children worldwide. Healthy children and individuals with adequate immune systems often catch a benign chest cold when infected with RSV. In contrast, high-risk infants, including children born prematurely or with chronic lung disease, also known as bronchopulmonary dysplasia (“BPD”), and children with certain heart diseases present at birth (hemodynamically significant congenital heart disease (“CHD”)) are at increased risk for acquiring severe RSV disease, often requiring hospitalization.

Synagis is administered by intramuscular injection once per month during anticipated periods of RSV prevalence in the community, which is typically during the winter months in the Northern Hemisphere. As such, the sales of Synagis reflect this seasonality and occur primarily in the first and fourth quarters of the calendar year. From the product’s launch in 1998 through the middle of 2006, Synagis was co-promoted by MedImmune and the Ross Products Division of Abbott Laboratories (“Abbott”). Starting July 1, 2006, we took full responsibility for promoting Synagis in the U.S.

Outside the U.S., Abbott International (“AI”), an affiliate of Abbott, exclusively distributes Synagis. Synagis was approved by the European Medicines Agency (“EMEA”) in 1999 and the Japanese Pharmaceutical and Medical Devices Agency (“PMDA”) in 2002 for the prevention of serious lower respiratory tract disease caused by RSV. The indication for CHD infants was approved by the EMEA in 2003 and the PMDA in 2005. As of December 31, 2006, 60 countries outside the U.S. had approved Synagis for marketing.

In 2005, MedImmune and AI amended the international distribution agreement for Synagis to include rights for the exclusive, potential future distribution of Numax (motavizumab), a second-generation, anti-RSV MAb. Under the terms of the amended agreement, AI will be working to secure regulatory approval of Numax outside of the U.S. and, assuming receipt of such approval, will distribute and market Numax outside of the United States. As a part of this agreement, we have the option to co-promote Numax with AI in up to seven countries outside of the United States. In the U.S., we intend to market and sell Numax on our own. If Numax is approved, we anticipate continuing to sell Synagis as well for some period of time.

In 2006, 2005 and 2004, we reported $1,065 million, $1,063 million, and $942 million, respectively, in worldwide product sales from Synagis representing 87%, 87%, and 84%, respectively, of our total product sales in each of these three years.

Ethyol

Ethyol is used to help prevent certain unwanted side effects of specific types of chemotherapies and radiotherapies that are used to treat cancer.

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

We are the sole marketer of Ethyol in the U.S. Outside the U.S. we have various distribution and marketing arrangements for the drug, primarily with affiliates of Schering-Plough Corporation (“Schering”). The marketing and distribution relationship will end in 2007 with respect to certain Western European countries. After that point, we anticipate assuming responsibility for marketing and distributing Ethyol in those countries. Ethyol has been approved for marketing in 63 countries worldwide, including the United States.

In 2006, 2005 and 2004, we reported worldwide product sales for Ethyol of $87 million, $95 million, and $92 million, respectively, which represented 7%, 8%, and 8%, respectively, of our total product sales in each of these three years.

FluMist

FluMist is a vaccine approved for marketing in 2003 by the FDA for the prevention of disease caused by influenza A and B viruses in healthy children and adolescents, 5-17 years of age, and healthy adults, 18-49 years of age. The vaccine is delivered as a nasal mist and is a live, attenuated vaccine, meaning that it uses modified and weakened live viruses that stimulate the immune system to help prevent the flu. Each year an estimated 17 million to 50 million cases of influenza are reported in the U.S., many of which occur in otherwise healthy people. Due to the availability of supply, vaccination against the influenza virus in the Northern Hemisphere has historically started in October; however, MedImmune released its first lots in July 2006 for the 2006/2007 season in an attempt to make vaccination of children more conveniently aligned with back-to-school physician visits. Given the durability of protection offered by FluMist, MedImmune plans to continue to release product as early as possible, while still making supplies available through the peak of the season, which usually occurs in February.

The product that was originally approved was in a frozen formulation that faced significant distribution challenges. In January 2007, the FDA approved a refrigerated formulation of the product that we plan to launch in the 2007/2008 influenza season. The recently approved product is indicated for healthy children and adolescents, 5-17 years of age, and healthy adults 18-49 years of age. In July 2006 we submitted a supplemental biologic license application (“sBLA”) to the FDA seeking an expanded label for FluMist for use in children between 12 months and 59 months of age who do not have a history of wheezing or asthma. A response from the FDA for this sBLA is anticipated in the second quarter of 2007 and, assuming a positive outcome, we plan to include this expanded population in our label for FluMist in the 2007/2008 influenza season.

During the 2006/2007 influenza season, the U.S. Centers for Disease Control and Prevention’s (the “CDC”) Advisory Committee on Immunization Practices (the “ACIP”) included FluMist in the federal government’s Vaccines for Children (the “VFC”) program as an alternative to the trivalent injectable influenza vaccine (“TIV”). As a result, the federal government provided FluMist free of charge to healthy children ages 5 to 18 years who met the eligibility requirements of the VFC program. We anticipate that FluMist will again be included in the VFC program for the 2007/2008 influenza season.

In 2006, we reported $36 million in total revenues for FluMist, or about 3% of our total revenues. This amount consists of $34 million of product sales of FluMist during the second half of 2006 for the 2006/2007 influenza season and $2 million of product sales in the first quarter of 2006 for the 2005/2006 season. In 2005, we reported $21 million in total revenues for FluMist, or about 2% of our total revenues. This amount consists of $18 million of product sales of FluMist during the second half of 2005 for the 2005/2006 influenza season and $3 million of product sales in the first quarter of 2005 for the 2004/2005 influenza season. In 2004, we reported $54 million in total revenues for FluMist, or about 5% of our total revenues. This amount was composed of $21 million in product sales of FluMist during the fourth quarter of 2004 for the 2004/2005 influenza season, and $33 million in total revenues related to vaccine sold for the 2003/2004 influenza season that were not reported as revenue until the first half of 2004. Revenues related to the 2003/2004 season represent transfer price revenue for product shipped to Wyeth, our former collaboration partner for FluMist, as well as royalties, supply goal payments and corporate funding from Wyeth.

In 2006, we were awarded a $170 million, five-year cost-reimbursable contract from the U.S. Health and Human Services Department (HHS) to develop cell-based seasonal and pandemic influenza vaccines using our proprietary live, attenuated, needle-free influenza vaccine technology. This project has been funded in whole or in part with Federal funds from the Office of Public Health Emergency Preparedness, Office of Research and Development Coordination, under Contract No. HHSO100200600010C. We plan to expand our domestic manufacturing capacity by establishing a cell-based facility in the United States that can produce at least 150 million doses of FluMist within six months of notification of an influenza pandemic. Also in 2006, under a Cooperative Research and Development Agreement (“CRADA”) with the National Institutes of Health (“NIH”), participants were dosed in a Phase 1 study of an intranasal H5N1 influenza vaccine candidate based on our live, attenuated vaccine technology. This effort is using our proprietary reverse genetics technology, which allows researchers to remove potentially pathogenic portions of a pandemic virus, thereby making the vaccine and its production safer. Non-exclusive licenses to our reverse genetics intellectual property were granted in 2006 to CSL Limited of Australia for their use in developing new human seasonal and pandemic influenza vaccines and are being offered to other manufacturers of influenza vaccines.

Other Products

We reported revenues of $33 million, $42 million and $41 million from other product sales in 2006, 2005, and 2004, respectively. These amounts represented less than 5% of our total reported product sales in 2006, 2005 and 2004. In each of those years, other product revenues included sales of CytoGam (cytomegalovirus immune globulin intravenous (human)) and NeuTrexin (trimetrexate glucuronate for injection). In 2004, other product revenues also included RespiGam. In December 2006, we sold all rights to the CytoGam product line and related assets to ZLB Behring AG in order to focus on supporting and advancing our core areas of infectious disease, cancer and inflammatory disease.

Other Revenues

Other Revenues are becoming an increasing proportion of our total revenues. In 2006, 2005, and 2004, we reported Other Revenues of $56 million, $23 million, and $17 million, respectively, which represented 4%, 2%, and 2%, respectively, of our total revenues in each of these three years.

Other revenues primarily come from three main sources:

•       GlaxoSmithKline (“GSK”) and Merck & Co., Inc. (“Merck”) have been developing vaccines against the human papillomavirus (“HPV”) to prevent cervical cancer utilizing our proprietary technology under license and sublicense agreements. In 2006, we began recording royalty and milestone revenue related to GSK’s and Merck’s HPV vaccines.

•       In 2006, we began recording other revenues from the government contract related to our development of cell-based influenza vaccines.

•       In 2005, we began reporting incremental revenues under the amended international distribution agreement with AI related to our RSV franchise.

Product Candidates

A significant portion of our operating expenses are related to the research and development of investigational-stage product candidates. Research and development expenses were $449 million in 2006, $385 million in 2005, and $327 million in 2004. During 2005 and 2004, we also incurred charges for acquired in process research and development (“IPR&D”) of $48 million and $29 million, respectively, in connection with the acquisition of research and development assets that expanded our pipeline. We currently focus our research and development efforts in the therapeutic areas of infectious disease, cancer and inflammatory disease. Any of our programs in these disease areas could become more significant to us in the future, but there can be no assurance that any program in development or investigation will generate viable marketable products. As such, we continually evaluate all product candidates and may, from time to time, discontinue the development of any given program and focus our attention and resources elsewhere. We may choose to address new opportunities for future growth in a number of ways including, but not limited to, internal discovery and development of new products, in-licensing of products and technologies, and/or acquisition of companies with products and/or technologies. Any of these activities may require substantial research and development efforts and expenditure of significant amounts of capital.

The following table summarizes our current product candidate programs and greater detail is provided on these programs on the following pages:

Infectious Disease	Inflammatory Disease	Cancer
FluMist (expanded age indication)	Anti-IL-9 MAb	Human papillomavirus vaccine
Numax MAb	Anti-IFN-alpha MAb and	Siplizumab
Epstein-Barr virus vaccine	Anti-IFNaR MAb	Anti-CD19 BiTE®
S. pneumoniae vaccine	Anti-IL-5R MAb	Anti-Hsp90 drug
RSV/PIV-1, -2, and -3/hMPV combination vaccines	Anti-CD19, Anti-CD20 and Anti-CD22 MAbs	Anti-Hedgehog drug Anti-EphA2 BiTE®, Conjugate and
H5N1 vaccine	Anti-HMGB-1 MAb	Listeria EphA2 vaccine
Anti-hMPV MAb	Anti-chitinase MAb	Anti-EphB4 and Ephrin B2 MAbs
3rd generation RSV MAb	Anti-ICOS MAb	Anti-EphA4 MAb
Anti-RSV drug Anti-staphylococcal HP MAb		Anti-CD19, Anti-CD20 and Anti-CD22 MAbs
Anti-candida HP MAb		Anti-ALK MAb cMET Avimers

Infectious Disease

•       FluMist—The refrigerated formulation of FluMist, which we referred to during development as CAIV-T (cold adapted intranasal influenza vaccine-trivalent), is our second generation influenza vaccine. In January 2007 the FDA approved the refrigerated formulation for use in helping to prevent influenza in healthy children and adults from 5 years to 49 years of age. In July 2006 we submitted an sBLA to the FDA seeking an expanded label for use in children between 12 months and 59 months of age who do not have a history of wheezing or asthma. A response from the FDA for this sBLA is anticipated in the second quarter of 2007. The sBLA consisted of data from more than 30,000 subjects in 15 clinical studies, including our pivotal Phase 3 trial involving approximately 8,500 children between 6 months and 59 months of age. In this Phase 3 trial, efficacy of the vaccine was established across all age groups of children evaluated. Specifically, children vaccinated with refrigerated FluMist had 55-percent fewer overall confirmed cases of influenza compared to the injectable vaccine.

•       Numax MAb—Numax is being developed as a second-generation anti-RSV MAb that may have greater therapeutic benefits than Synagis. In November 2006, we completed a pivotal Phase 3 study, which included approximately 6,600 infants, and demonstrated that Numax reduced the incidence of hospitalizations caused by RSV in infants at high risk for serious RSV disease by 26 percent when compared to Synagis. The data also showed that Numax is superior to Synagis by reducing the incidence of RSV-specific medically attended outpatient lower respiratory infections by approximately 50 percent. In 2006, we completed enrollment in a Phase 2 mixed-dosing trial. It is expected that if Numax is approved for marketing, there will be a time period where both Numax and Synagis will be available in the healthcare system and this study is designed to determine the safety of using both Synagis and Numax in a single season. In 2006, we also initiated enrollment for a third season in a Phase 3 study in full-term Native American infants. Recently accumulated epidemiological data indicate that the risks associated with RSV disease for otherwise healthy, full-term Native American infants is similar to those commonly associated with children considered to be at high-risk to the virus.

•       Epstein-Barr virus (“EBV”) vaccine—We have rights to a vaccine against certain subunits of EBV, a herpes virus that is the leading cause of infectious mononucleosis. This vaccine is based upon the major envelope glycoprotein that mediates viral absorption and penetration, and is a major target for the production of neutralizing antibodies stimulated by natural EBV infection. The vaccine is being developed with GSK under a worldwide collaboration, excluding North Korea and South Korea. Phase 2 studies continued in 2006.

•       Streptococcus pneumoniae vaccine—In 2000, we granted a worldwide exclusive license to a Streptococcus pneumoniae vaccine to GSK. Streptococcus pneumoniae is a major cause of pneumonia, middle-ear infections and meningitis worldwide, especially in very young children and in the elderly. During 2006, GSK continued the clinical development efforts with this vaccine in Phase 1 studies, including a large epidemiology study that was started in 2005.

•       RSV/parainfluenza virus types 1, 2 and 3 (“PIV-1,” “PIV-2” and “PIV-3”)/human metapneumovirus (“hMPV”) combination vaccines—In 2006, we conducted additional preclinical research and process development to further evaluate the safety and efficacy of live, attenuated intranasal pediatric respiratory viral vaccine candidates. In June 2006, we completed dosing in a second Phase 1 study with a combination RSV/PIV-3 candidate vaccine in healthy children between 1-9 years of age. In June 2006, we also broadened our efforts through a CRADA with the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health to develop live, attenuated intranasal vaccines designed to reduce the risk of disease caused by RSV; PIV types 1, 2 and 3; and human metapneumovirus. Phase 1 studies are ongoing. Currently, no approved vaccine exists for the prevention of these respiratory viruses (Synagis is a MAb prescribed to prevent RSV disease among premature and other high-risk infants whose immune systems do not effectively respond to a vaccine targeting RSV). Because of the burden of disease associated with these viruses in otherwise healthy young infants, the development of a safe and effective vaccine is an important public health priority.

•       Anti-hMPV MAb—hMPV is a respiratory virus with a high incidence of infection in children under the age of five. Early epidemiological studies indicate that outbreaks of hMPV occur on a seasonal basis, with clinical symptoms that are similar to RSV, ranging from mild respiratory problems to severe cough, bronchiolitis, and pneumonia. The very youngest children infected with hMPV often require hospitalization and mechanical ventilation. During 2006, we continued enrolling patients in a clinical epidemiology study in high-risk infants and children. We intend to use the data from this epidemiology study to determine our next steps in the hMPV monoclonal antibody program.

•       Third-generation RSV MAb—As we extend our planning beyond Numax, we continued preclinical development of a third-generation RSV monoclonal antibody during 2006 that has, in preclinical testing, four times the half life of Numax. This technology appears to provide sustained levels of the drug in the body over a longer period of time, potentially reducing the number and frequency of doses needed by patients.

•       Anti-RSV drug—We entered into a licensing and collaboration agreement with Biota Holdings Limited in 2005 to develop and commercialize Biota’s small molecule compounds designed to prevent and treat RSV infection. These compounds are orally available drug candidates, and if successfully developed, could expand the RSV market to other susceptible patient groups beyond those groups currently approved for Synagis, such as older children, the elderly and individuals with compromised immune systems. Currently, non-clinical and preclinical studies are being conducted to identify a lead candidate.

•       Anti-staphylococcal HP Mab and Anti-candida HP MAb—In 2006, we entered into a collaboration with Elusys Therapeutics, Inc. to develop new therapies targeting infectious disease by combining our expertise in monoclonal antibodies with Elusys’ proprietary Heteropolymer (HP) technology. This HP technology is a dual antibody conjugate composed of a MAb to an antigen on red blood cells that is cross-linked to a MAb that recognizes a blood-borne organism. Organisms are targeted by the specific MAb and cleared by the liver. We are working with Elusys on several antibodies of interest that would be beneficial in preventing infections in premature infants. These studies are in the preclinical phase of development.

Inflammatory Disease

•       Anti-interleukin-9 (“IL-9”) MAb—IL-9 is a naturally occurring cytokine implicated in the pathogenesis of asthma and may contribute to chronic obstructive pulmonary disease and cystic fibrosis. Data from preclinical studies in models of asthma suggest that IL-9 neutralizing monoclonal antibodies may help reduce airway hyper-reactivity, mucous production and inflammation. During 2006, we completed a Phase 1 study in which our lead anti-IL-9 antibody was administered subcutaneously to healthy adults. In November 2006, we initiated enrollment in a Phase 2a study in patients with asthma, and anticipate initiating additional Phase 2a studies in patients with asthma in 2007. We are evaluating this molecule as a potential new treatment for symptomatic, moderate-to-severe persistent asthma.

•       Anti-interferon alpha (“IFNa”) MAb and anti-type 1 interferon receptor (“IFNaR”) MAb—During 2004, we formed a collaboration with Medarex, Inc. to develop antibodies targeting interferon-alpha and the type 1 interferon receptor. This collaboration was initially focused on two antibodies: MEDI-545, targeting IFNa, and MEDI-546, targeting the IFNaR. In 2006, we begun dosing patients in a Phase 1 clinical trial with MEDI-545 which will include patients with systemic lupus erythematosus (SLE or lupus).

•       Anti-interleukin-5 (IL-5) receptor MAb—In 2006, we announced a collaboration with BioWa, Inc. to develop and commercialize new inflammatory disease therapies targeting the IL-5 receptor. Initially, we will focus on developing BIW-8405, a MAb currently in Phase 1 clinical studies in patients with asthma.

•       Anti-high mobility group box chromosomal protein 1 (“HMGB-1”) MAb—HMGB-1 is a late-acting cytokine believed to be involved in the tissue damage associated with a range of inflammatory diseases, such as rheumatoid arthritis, sepsis, lupus and acute lung injury. Preclinical studies have suggested that blocking HMGB-1 may help protect against tissue injury associated with many chronic and acute inflammatory diseases, and may reduce sepsis-related deaths. In 2003, we entered into an agreement with Critical Therapeutics, Inc. to co-develop biological products targeting HMGB-1 to treat severe inflammatory diseases. During 2006, we continued to evaluate HMGB-1’s role in various inflammatory diseases and are currently in preclinical testing of fully human anti-HMGB-1 antibodies.

•       Anti-CD19, Anti-CD20 and Anti-CD22 MAbs—During 2005, we acquired Cellective Therapeutics, Inc., which provided us with three preclinical stage programs developing MAbs that target the B-cell antigens CD19, CD20 and CD22. These antigens are believed to play important roles in regulating the immune system. Preclinical studies indicate that antibodies targeting these antigens may block B-cell activities that are associated with many tumors and autoimmune diseases, including multiple myeloma, B-cell lymphomas, rheumatoid arthritis, and systemic lupus erythematosus. These molecules are currently in preclinical development. We expect to choose an anti-CD19 clinical candidate in 2007.

•       Anti-chitinase MAb—During 2004, we acquired the rights from Yale University to a family of proteins known as chitinases that may be important therapeutic targets in a number of cancers, as well as inflammatory and other diseases. During 2006, we continued our preclinical development efforts evaluating the role of chitinases in respiratory diseases.

•       Anti-ICOS MAb—In 2006, we announced a licensing agreement with Japan Tobacco to develop a MAb targeting the ICOS receptor within the CD28 receptor family for treatment of certain inflammatory diseases. Our initial efforts will focus on developing the current lead antibody, which aims to inhibit the receptor that is believed to play a key role in controlling adaptive immune responses, called inducible-costimulator (ICOS), and thereby regulate T-cell dependent activation of B cells. Inappropriate activation of T cells resulting in B-cell activation is implicated in a variety of autoimmune disorders.

Cancer

•       Human papillomavirus (“HPV”) vaccine—Merck and GSK have developed HPV vaccines using our proprietary technology under license and sublicense agreements. In 2006, Merck received FDA approval of its HPV vaccine, Gardasil, and was granted a license by the European Commission for approval in the European Union. In March 2006, GSK submitted a marketing application review for its HPV vaccine, Cervarix, to the EMEA, followed by regulatory filings in Australia, parts of Asia and parts of Latin America. GSK plans to file a BLA in the U.S. for Cervarix in the second quarter of 2007. Data published in The Lancet in 2006 provided evidence that Cervarix demonstrated protection up to 4.5 years against persistent infection with HPV 16 and HPV 18—the two most common cancer-causing HPV types—and protection from pre-cancerous lesions. More than 16,000 women worldwide have been vaccinated with Cervarix as part of completed and ongoing clinical trials. Phase 3 studies are under way in more than 25 countries with more than 35,000 subjects enrolled in ongoing trials.

•       Siplizumab MAb—Siplizumab is a humanized MAb that targets CD2, a molecule expressed on certain white blood cells, and appears to have the effect of depleting T-cells and natural killer cells. These properties suggest that siplizumab could provide a treatment for patients with T-cell lymphoproliferative disorders. Animal studies of T-cell leukemia have indicated that siplizumab can help increase survival. In May 2005, we presented preliminary data from a Phase 1 trial run by the National Cancer Institute with siplizumab indicating the antibody was well tolerated in patients with certain T-cell lymphomas and leukemias. Partial disease remissions for some study participants were among the data presented. As a result of the initial observations from this Phase 1 trial, during 2005 we expedited enrollment of patients in an additional Phase 1/2 study using similar dose escalation criteria. During 2006, clinical development of siplizumab continued in two Phase 1 dose escalation trials to assess maximum tolerated dose and safety of siplizumab in patients with CD2-positive T- and NK-cell malignancies.

•       Anti-CD19 BiTE—MT-103 (also known as MEDI-538) is a bi-specific T-cell engager (BiTE) molecule that binds to B-cell lymphomas expressing the CD19 surface molecule. With its second binding arm, MT-103 recruits and activates T-cells to kill the cancerous B-cells. In 2006, we filed an investigational new drug application (IND) with the FDA for MT103 for the treatment of patients with B-cell-derived non-Hodgkins lymphoma (NHL) not eligible for curative therapy. In 2006, we also continued enrolling patients in a European Phase 1 dose escalation trial sponsored by our partner Micromet AG. We are also evaluating the broader application of Micromet’s BiTE technology to other targets of interest, such as EphA2 and carcinoembryonic antigen (CEA).

•       Anti-Heat Shock Protein 90 (“Hsp90’’) and Anti-Hedgehog drugs—In 2006, we announced a collaboration with Infinity Pharmaceuticals, Inc. to jointly develop and commercialize novel small molecule cancer drugs targeting Heat Shock Protein 90 and the Hedgehog cell-signaling pathway. During 2006, development of IPI-504, a small molecule Hsp90 inhibitor, continued in a Phase 1 study in patients with refractory gastrointestinal stromal tumors (GIST). Preliminary results from this trial showing evidence of biological activity of IPI-504 were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in November 2006. Also during 2006, development of IPI-504 continued in a Phase 1 trial in patients with relapsed, refractory multiple myeloma. In addition, development of an oral formulation of IPI-504 and studies to enable an IND for a Hedgehog antagonist continued in 2006. In early 2007, dose administration began on a second schedule in the IPI-504 Phase 1 trial in GIST and dosing was initiated in a Phase 1/2 trial of IPI-504 in patients with advanced non-small cell lung cancer.

•       Anti-EphA2 MAbs and vaccines—EphA2 is expressed at very low levels on normal epithelial cells, but many cancers over-express EphA2, including metastatic melanoma, breast, prostate, colon, lung, ovarian and esophageal carcinomas. Further, when over-expressed, EphA2 appears to promote metastases. Based on preclinical studies to date, we believe that targeting EphA2 in animal models may selectively inhibit the growth and survival of malignant cells, without altering the function or survival of normal cells. In 2004, we acquired the worldwide rights to the Listeria vaccine technologies from Cerus Corporation to target EphA2-expressing tumors. In 2006, we continued our preclinical testing in these areas, applying monoclonal antibody and vaccine research against EphA2.

•       Anti-EphA4 MAb—We have identified EphA4 as a potential new target on certain cancer cells. Preclinical studies indicate that high levels of EphA4 are found on many different cancers, including breast and pancreatic carcinomas, and that targeted intervention against EphA4 may decrease the proliferation and metastatic behavior of these malignant cells. In 2006, we continued our preclinical testing of EphA4 antibodies to choose a clinical candidate.

•       Anti-EphB4 and EphrinB2 MAbs—In 2005, we entered into a collaborative agreement with VasGene Therapeutics to develop cancer-focused MAbs targeting a novel member of a subfamily of receptor tyrosine kinases, EphB4, as well as its ligand, EphrinB2. EphB4 is found at high levels on tumor cells and in tumor-associated blood vessels. The binding of EphB4 to EphrinB2 has been linked with the metastatic and angiogenic potential of many cancers. As such, antibodies targeting EphB4 or EphrinB2 may selectively inhibit the growth and survival of tumor cells and tumor-associated blood vessels. In 2006, we continued our preclinical development of Anti-EphB4 and EphrinB2 MAbs, and expect to choose a clinical candidate among humanized versions of these molecules in 2007.

•       Anti-ALK MAb—In 2005, we entered into a licensing and collaboration agreement with Georgetown University for the development of MAbs targeting anaplastic lymphoma kinase (ALK), a member of the insulin receptor family of tyrosine kinases. ALK is found at high levels in cancer cells, where it is believed to play an important role in tumor cell growth and survival. Over-expression of ALK and its ligand, pleiotrophin (PTN), has been confirmed in numerous cancer types, including prostate, breast, colon, lung , pancreatic and ovarian cancers. Further, research has shown that high levels of PTN are associated with lower survival rates, and results from in vivo studies suggest that anti-ALK antibodies may potentially reduce tumor growth and increase survival. In 2006, we continued our preclinical development of anti-ALK MAbs.

•       cMET Avimers—In 2005, we entered into a licensing and collaboration agreement with Avidia, Inc. to develop anti-cancer products targeting cMET, a receptor tyrosine kinase found in high levels in certain cancer cells. The collaboration also promotes the development of additional targets using Avidia’s avimer technology. Avimers are small, stable proteins that can act like antibodies and bind selectively to different receptors or ligands. They may have advantages over MAbs or small molecules as therapeutic products in terms of biological activity, tissue distribution, reduced immunogenicity and ease of manufacture. In 2006, we continued our preclinical development of cMET avimers.

Collaborations, Alliances and Investments

To build, advance and promote our product portfolio, we often seek to augment our own internal programs and capabilities with collaborative projects with a number of outside partners. For our marketed products, we have established certain license agreements, co-promotion arrangements, manufacturing, supply and co-development alliances with pharmaceutical and other biotechnology companies, academic institutions and government laboratories to which we currently pay royalties. For more information on these collaborations, please see Note 18, “Significant Agreements and Collaborations” to our Consolidated Financial Statements. Similarly, for product candidates now in development, we have secured licenses to certain intellectual property and entered into strategic alliances with third parties for various aspects of research, development, manufacturing and commercialization, pursuant to which we will owe or receive future royalties if the product candidates are licensed and commercialized.

We also believe that investing in early stage biotechnology companies allows us to benefit from other innovations in the industry. Accordingly, we established MedImmune Ventures, Inc. in 2002 as a wholly-owned venture capital subsidiary that makes minority interest investments in biotechnology companies we believe have promising technology. Occasionally, we will make these investments in connection with strategic alliances as we have done with Critical Therapeutics, Inc. and Micromet AG. As of December 31, 2006, MedImmune Ventures had committed approximately $152 million of the $300 million that was allocated to it by MedImmune’s Board of Directors.

Sales and Marketing

We have developed a sales and marketing organization that focuses on targeting healthcare providers, managed healthcare organizations, specialty distribution companies, government purchasers and payers. Approximately 92 sales and managed care representatives cover approximately 1,600 hospitals, managed care organizations, and clinics in the U.S., which specialize in pediatric/neonatal care for the promotion of Synagis and FluMist. Approximately 270 sales representatives cover approximately 21,000 pediatric practices in the U.S. for the promotion of Synagis and FluMist. In addition, approximately 65 oncology/sales specialists are devoted to the sales and marketing of Ethyol to oncologists practicing in cancer treatment centers, large hospitals and private medical practices. In total, we now employ approximately 560 sales and marketing personnel in the United States.

From the launch of Synagis in 1998 through the middle of 2006, we had a co-promotion agreement with Abbott for the product’s promotion in the United States. Starting July 1, 2006, we took full responsibility for promoting Synagis in the U.S. We expanded the pediatric sales organization by approximately 125 sales professionals in advance of the 2006/2007 RSV season to replace Abbott’s co-promotion efforts.

In the U.S., we rely primarily upon specialty distributors and wholesalers to deliver Synagis to physicians, hospitals and pharmacies. In 2003, we launched the Synagis Distribution Network (“SDN”), which significantly reduced the number of distributors and wholesalers involved in the distribution of Synagis with the intention of providing high-quality and consistent services for patients. We reevaluate the distribution network membership every season and make changes as needed in an attempt to ensure that patients receive the highest levels of service and customer support.

As discussed in Note 6, “Segment, Geographic and Product Information,” of our Consolidated Financial Statements, we have four major customers that each accounted for 12% or more of our total revenue during 2006. Note 6 also contains information concerning the geographic areas in which we operate.

Manufacturing and Supply

We operate commercial manufacturing facilities and distribution facilities in the U.S. and Europe. In addition, we have entered into manufacturing, supply and purchase agreements with other companies to provide certain portions of the production capacity for all of our marketed products and to produce clinical supplies for our development-stage products. Certain materials necessary for our commercial manufacturing of our products are proprietary products of other companies, and in some cases, these proprietary products are specifically cited in our drug or biologics application with the FDA such that they must be obtained from that specific, sole source. In addition, certain materials necessary for our commercial manufacturing of our products are only available through one approved single source supplier even though the materials are available from more than one supplier. We currently attempt to manage the risk associated with such single-sourced materials by active inventory management and, where feasible, alternate source development. We monitor the financial condition of our suppliers, their ability to supply our needs and the market conditions for these raw materials. Also, certain materials required in the commercial manufacturing of our products are derived from biological sources. We maintain screening procedures with respect to certain biological sources, where appropriate, and we are investigating alternatives to them.

Synagis—The primary manufacturing facility for Synagis bulk drug substance is our Frederick, Maryland manufacturing center (“FMC”). The FMC is a biologics facility with cell culture production and associated downstream processing equipment for recombinant products. Filling of Synagis bulk produced at FMC is performed by Sicor Pharmaceuticals, Inc., an affiliate of Teva Pharmaceuticals USA, Inc. and packaging is performed by Cardinal Health PTS, LLC.

Bulk Synagis is also manufactured by Boehringer Ingelheim Pharma GmbH & Co. KG (“BI”) under a manufacturing and supply agreement. BI also fills and packages Synagis produced at its German facility. As the sole supplier of Synagis for all territories outside the U.S. and supplemental supplier for the U.S. market, BI is responsible for obtaining and maintaining licensure and approval for making the product at its facility from all appropriate regulatory authorities including the FDA. We plan to continue to rely upon BI for production of additional quantities of Synagis to meet expected worldwide demand for the product.

Ethyol—All bulk drug substance for Ethyol is produced by a contract manufacturer. In 2006, formulation, filling and finishing of all product was completed at our manufacturing facility in Nijmegen, the Netherlands. To backup our own formulation, filling and finishing capabilities, we have an agreement with Ben Venue Laboratories, Inc., an affiliate of BI, to formulate, fill and finish Ethyol for sale in the United States.

FluMist—FluMist is produced at several facilities either owned or leased by MedImmune. The master virus seeds are prepared at our Mountain View, California, facility. We manufacture bulk monovalents and diluent of FluMist at our Speke, United Kingdom, bulk manufacturing facility. Blending of FluMist into its trivalent formulation and filling of the final vaccine into the Accuspray applicators, the non-invasive nasal spray delivery system developed and supplied by Becton, Dickinson and Company, takes place at our leased Philadelphia, Pennsylvania, facilities.

In addition to these manufacturing facilities, we own a distribution facility in Louisville, Kentucky, from which Synagis, Ethyol and FluMist are distributed.

Patents, Licenses and Proprietary Rights

The products and product candidates currently being developed or considered for development by MedImmune are in the area of biotechnology, an area in which there are extensive patent filings. We rely on patent protection against use of our proprietary products and technologies by competitors. The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. We currently own or in-license patents related to our products or product candidates and own or in-license additional applications for patents that are currently pending. A list of the U.S. patents we own or exclusively in-license relating to the products we market as of February 2007 is filed as Exhibit 99.1 hereto and is incorporated by reference into this report. In general, when we in-license intellectual property from various third parties, we are required to pay royalties to the parties on product sales.

Our marketed products, Synagis, Ethyol and FluMist, are covered by trademark registrations and pending applications for registration. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

The protection of our unpatented confidential and proprietary information and materials is important to us. To protect our trade secrets, materials and other confidential information, we generally require our employees, consultants, scientific advisors, and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship, or the collaboration or licensing arrangement with us. However, others could either develop independently the same or similar information or obtain access to our information.

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

Additionally, we are a government contractor subject to Federal Acquisition Regulations. We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. In addition, we are subject to various laws and regulations relating to safe working conditions, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include pharmaceutical, chemical and biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through collaboration arrangements.

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

We believe that Synagis is the only product currently available for the prevention of RSV disease. However, we are aware of one product, ribavirin, which is indicated for the treatment of RSV disease in the United States. The existence of this product, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of Synagis.

In relation to influenza vaccines, we are aware of  five licensed products currently on the market in the U.S.: Fluzone (Sanofi-Pasteur), Fluvirin (Novartis), Fluarix and FluLaval (GSK), and FluMist (MedImmune). There are several companies, including those listed, that are working on innovative products that may provide enhanced efficacy and/or delivery of influenza vaccine. If these efforts are successful, it will create additional competition in the influenza vaccine market that may adversely affect the marketability of FluMist.

Many companies, including well-known pharmaceutical companies, are marketing anti-cancer drugs and drugs to ameliorate or treat the side effects of cancer therapies. These companies, and many others, are seeking to develop new drugs and technologies for various cancer applications. Many of these drugs, products and technologies are, or in the future may be, competitive with our oncology products. To our knowledge, companies maintaining a significant active oncology marketing and sales presence include Amgen, Inc., AstraZeneca Pharmaceuticals, LP, Bristol-Myers Squibb Company, Eli Lilly and Company, Genentech, Inc., GSK, Hoffmann-La Roche, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., and Schering. These companies have greater financial, technical, manufacturing, marketing and other resources than us and may be better equipped than us to develop, market and manufacture oncology therapies.

In June 2004, we received a notification from Sun Pharmaceutical Industries, Ltd. that it had submitted an abbreviated new drug application to the FDA seeking approval for a generic version of Ethyol (amifostine). We evaluated the options available to us and, in August 2004, we filed a patent infringement case against Sun Pharmaceutical in the U.S. District Court for the District of Maryland. In October 2006, Sun received tentative approval from the FDA for their generic amifostine product. For additional information see Note 20, “Legal Proceedings,” of our Consolidated Financial Statements.

Executive Officers of the Company

The following table shows our executive officers, their respective ages and position as of December 31, 2006:

Name	Age	Position	Joined Medlmmune
Wayne T. Hockmeyer, Ph.D.	62	Chairman of the Board and Founder;	1988
		President, MedImmune Ventures, Inc.
David M. Mott	41	Chief Executive Officer, President and	1992
		Vice Chairman of the Board
James F. Young, Ph.D.	54	President, Research and Development	1989
Edward M. Connor, M.D.	54	Executive Vice President and	1994
		Chief Medical Officer
Edward T. Mathers	46	Executive Vice President, Corporate	2002
		Development & Venture
Bernardus N. Machielse, Drs.	46	Executive Vice President, Operations	1999
William C. Bertrand, Jr., J.D.	42	Senior Vice President, General Counsel,	2001
		Secretary and Corporate Compliance Officer
Peter Greenleaf	36	Senior Vice President, Marketing and Sales	2006
Pamela J. Lupien	47	Senior Vice President, Human Resources	2002
Sidney Mazel, Ph.D.	48	Senior Vice President, Product Planning &	2006
		Portfolio Management
Lota S. Zoth, C.P.A.	47	Senior Vice President and Chief Financial Officer	2002

Wayne T. Hockmeyer, Ph.D.—Dr. Hockmeyer founded MedImmune, Inc. in April 1988 as President and Chief Executive Officer and was elected to serve on the Board of Directors in May 1988. Dr. Hockmeyer became Chairman of the Board of Directors in May 1993. He relinquished his position as Chief Executive Officer in October 2000 and now serves as the Chairman of the Board of Directors and President of MedImmune Ventures, Inc. Dr. Hockmeyer earned his bachelor’s degree from Purdue University and his Ph.D. from the University of Florida in 1972. Dr. Hockmeyer was recognized in 1998 by the University of Florida as a Distinguished Alumnus and in 2002, he was awarded a Doctor of Science honoris causa from Purdue University. Dr. Hockmeyer is a member of the Maryland Economic Development Commission and the Maryland Governor’s Workforce Investment Board (GWIB). He is a member of the board of directors of the publicly traded biotechnology companies, Advancis Pharmaceutical Corp., GenVec, Inc. and Idenix Pharmaceuticals, Inc. and serves on the boards of several educational and philanthropic organizations and the boards of directors of certain private companies consistent with his responsibilities as President of MedImmune Ventures, Inc.

David M. Mott—Mr. Mott was appointed Chief Executive Officer in October 2000 and was also appointed President in February 2004. He joined MedImmune in April 1992 as Vice President with responsibility for business development, strategic planning and investor relations. In 1994, Mr. Mott assumed additional responsibility for the medical and regulatory groups, and in March 1995 was appointed Executive Vice President and Chief Financial Officer. In November 1995, Mr. Mott was appointed to the position of President and Chief Operating Officer and was elected to the Board of Directors. In October 1998, Mr. Mott was appointed Vice Chairman. Mr. Mott is a member of the board of the Biotechnology Industry Organization (BIO), MdBIO, Inc. and the Tech Council of Maryland. He also serves on the Board of Governors of Beauvoir, the National Cathedral Elementary School. Mr. Mott holds a bachelor of arts degree from Dartmouth College.

James F. Young, Ph.D.—Dr. Young has over 30 years of experience in the fields of molecular genetics, microbiology, immunology and pharmaceutical development. In December 2000, Dr. Young was promoted to the position of President, Research and Development. He joined MedImmune in 1989 as Vice President, Research and Development. In 1995, he was promoted to Senior Vice President and in 1999 he was promoted to Executive Vice President, Research and Development. Dr. Young received his doctorate in microbiology and immunology from Baylor College of Medicine in Houston, Texas and a bachelor of science degrees in biology and general science from Villanova University in Villanova, Pennsylvania. Dr. Young is a member of the Board of Directors of Xencor, Inc.

Edward M. Connor, M.D.—Dr. Connor was promoted to Executive Vice President and Chief Medical Officer in September 2004. He joined MedImmune as Director of Clinical Studies in 1994 and was promoted to Vice President, Clinical Development in 1995. In his current post, he is responsible for directing all medical activities for MedImmune, which include Clinical Research and Operations, Medical and Scientific Affairs and Product Safety. Dr. Connor holds a bachelor’s degree in biology from Villanova University and a medical degree from University of Pennsylvania School of Medicine. He did postgraduate training in pediatrics at Children’s Memorial Hospital/Northwestern University in Chicago, where he also served as Chief Resident and did a fellowship in Pediatric Infectious Diseases at the University of Rochester.

Edward T. Mathers—Mr. Mathers was named Executive Vice President, Corporate Development and Venture, in August 2006. Mr. Mathers is responsible for the Company’s licensing, business development and merger and acquisition activities, including evaluating investment opportunities for MedImmune Ventures. He joined MedImmune as Vice President, Corporate Development, in 2002 and was named Senior Vice President, Corporate Development, in February 2005. Prior to joining MedImmune, Mr. Mathers was Vice President of Marketing and Corporate Licensing and Acquisitions at Inhale Therapeutic Systems. Previously, he enjoyed a successful 15-year career at Glaxo Wellcome, Inc. (now GlaxoSmithKline), holding a number of positions of increasing responsibility in sales and marketing. Mr. Mathers started his career at Ortho Pharmaceuticals Corporation (a division of Johnson & Johnson) as a researcher. He holds a bachelor’s degree in chemistry from North Carolina State University.

Bernardus N. Machielse, Drs.—Drs. Machielse was appointed Executive Vice President, Operations in November 2006. Drs. Machielse has responsibility for manufacturing, quality, supply chain and engineering facilities. He joined MedImmune in May 1999 as Vice President, Quality. In September 2003, Drs. Machielse was named Senior Vice President, Quality. In January 2005, he was appointed Senior Vice President, Operations. Prior to joining MedImmune, Drs. Machielse was vice president of quality control and quality assurance for Xoma Corporation of Berkeley, California. He also spent several years in various manufacturing and quality positions at Centocor BV of the Netherlands. Drs. Machielse holds a bachelor of science degree in medical biology and a master of science degree in biochemistry from the University of Utrecht, The Netherlands.

William C. Bertrand, Jr., J.D.—Mr. Bertrand was promoted to Senior Vice President in November 2005, and serves as our General Counsel, Secretary and Corporate Compliance Officer, and also has responsibility for our Government Affairs and public policy teams. He was appointed our first General Counsel in September 2003. He joined MedImmune in 2001 as Vice President, Legal Affairs, and was appointed Corporate Compliance Officer shortly thereafter. Prior to joining MedImmune, Mr. Bertrand served in various legal positions at Pharmacia Corporation from 1997-2001, including Litigation Counsel, Senior Corporate Counsel and Associate General Counsel. He had also been Associate General Counsel for a life insurance company; a partner at Dickinson, Wright, Moon, Van Dusen & Freeman of Lansing, MI; and taught courses at various institutions, including Seton Hall University School of Law. Mr. Bertrand holds a bachelor of science degree in biology from Wayne State University and a juris doctorate (cum laude) from University of Wisconsin—Madison.

Peter Greenleaf—Mr. Greenleaf was appointed MedImmune’s Senior Vice President, Marketing and Sales, in May 2006. In this role, he is responsible for leading MedImmune’s global commercial organization and developing strategies to ensure the successful commercialization of the company’s current and future product portfolio. Mr. Greenleaf joins MedImmune from Centocor, Inc., where he served as Vice President of the Gastroenterology Franchise, responsible for sales, marketing, strategic planning and business development. Previously, he was employed in sales and marketing capacities with Boehringer Mannheim Corporation and US Healthcare, Inc. Mr. Greenleaf holds a bachelor of science degree from Western Connecticut State University, and a master’s degree in business administration from St. Joseph’s University.

Pamela J. Lupien—Ms. Lupien was promoted to Senior Vice President of Human Resources in November 2005. She joined MedImmune as Vice President of Human Resources in April 2002. Prior to joining MedImmune, Ms. Lupien was Senior Vice President of Human Resources at Orbital Sciences Corporation from 2000 until 2002. Previously she held a variety of positions of increasing responsibility at James Martin & Company, Betzdearborn, Inc., Freuhauf Trailer Corporation and IBM Corporation. Ms. Lupien has a bachelor’s degree in social sciences from the University of South Florida and a master’s degree in business administration from Jacksonville University.

Sidney Mazel, Ph.D.—Dr. Mazel joined MedImmune as Senior Vice President, Product Planning and Portfolio Management, in June 2006. In this position, Dr. Mazel is responsible for leading the life-cycle management of the company’s expanding portfolio of products and product candidates, specifically focusing on new product planning, project management, market research and competitive intelligence. Prior to joining MedImmune, Dr. Mazel held a number of senior leadership positions at Merck & Co. Previously, Dr. Mazel was a principal with Pittiglio, Rabin, Todd and McGrath, a consulting firm that provides services to improve strategic planning, technology management, product development and marketing operations for leading pharmaceutical and biotechnology companies. Prior to his consulting work, Dr. Mazel held positions of increasing responsibility at Wyeth Pharmaceuticals. Dr. Mazel received both his bachelor’s and master’s degrees from George Washington University, and his Ph.D. from the University of Maryland.

Lota S. Zoth, C.P.A.—Ms. Zoth was appointed MedImmune’s Senior Vice President and Chief Financial Officer in April 2004, having joined MedImmune in August 2002 as Vice President and Controller. As Chief Financial Officer, Ms. Zoth has responsibility for all financial activities, information technology and public affairs. Prior to joining MedImmune, Ms. Zoth was Senior Vice President and Corporate Controller for PSINet, Inc. During her tenure at PSINet, Ms. Zoth led many of the efforts associated with compliance with the bankruptcy court and participated in the due diligence efforts as parts of the company were disposed. Between 1998 and 2000, Ms. Zoth was Vice President, Corporate Controller and Chief Accounting Officer of Sodexho Marriott Services, Inc. Prior to Sodexho Marriott, Ms. Zoth was Vice President, Financial Analysis, for Marriott International, Inc.’s food and management services division. Ms. Zoth is a CPA, and holds a bachelor of business administration - summa cum laude in accounting from Texas Tech University.

Employees

We consider relations with our employees to be good. As of December 31, 2006, we had 2,359 full-time regular employees and 179 full-time temporary employees.

Approximately 55 of our employees in the U.K. are members of a labor union, with which we are scheduled to renegotiate employment terms at the end of 2007. While there can be no guarantee that future negotiations will lead to an outcome that is favorable to MedImmune, there is a positive industrial relations environment on the site, and we have every reason to believe that this will continue. However the fact remains that if negotiations were to break down between MedImmune and the union, there can be no guarantee that we would be able to manufacture an adequate supply of influenza vaccines.

Investor Information

MedImmune files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You can inspect, read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

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

ITEM 1A.        RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in this Annual Report on Form 10-K, before making an investment decision with respect to our securities.

Our revenues are largely dependent on sales of Synagis.

Sales of Synagis accounted for approximately 87% of our total product sales in 2006 and our revenues will continue to be largely dependent on sales of Synagis for the foreseeable future. Any perceived or actual event or series of events that have a negative effect on sales of Synagis will have a detrimental effect on our financial condition and results of operations. Events which would affect sales of Synagis include, but are not limited to, any product liability claims (whether supported or not), any manufacturing or supply delays, any sudden loss of inventory, any inability to satisfy product demand, any unsuccessful sales, marketing or distribution strategies, any changes in the authorization, policies, or reimbursement rates for Synagis by private or public insurance carriers or programs, or any change in the recommendations or guidelines regarding the usage, dosage or administration of Synagis issued to the health care and patient communities by certain organizations, such as the American Academy of Pediatrics.

In addition, Synagis is a biological product regulated and approved for marketing in the U.S. by the FDA and any adverse change in the marketing approval or label for Synagis required by the FDA will have a detrimental affect on our business.

Outside of the U.S., Abbott International, or AI, is responsible for the distribution and commercialization of Synagis as well as obtaining and maintaining regulatory approval for commercialization. Accordingly, sales of Synagis outside of the U.S. are not within our direct control and any negative effect on AI’s sales of Synagis could affect our revenues related to those sales. In addition, actions of AI related to the regulatory approval or commercialization of Synagis outside of the U.S. could negatively affect our sales of Synagis in the U.S.

The seasonal nature of a significant portion of our business causes significant fluctuations in our quarterly operating results.

Sales of two of our products, Synagis and FluMist, are seasonal in nature. Synagis sales occur primarily in the first and fourth quarters of the calendar year and FluMist sales occur primarily in the second half of the calendar year. This high concentration of product sales in a portion of the year causes quarter-to-quarter operating results to vary widely and can exaggerate the consequences to our revenues of any manufacturing or supply delays, any sudden loss of inventory, any inability to satisfy product demand, the inability to estimate the effect of returns and rebates, normal or unusual fluctuations in customer buying patterns, or of any unsuccessful sales or marketing strategies during the applicable sales season. Furthermore, our current product base limits our ability to offset in the second and third quarters any lower-than-expected sales of Synagis during the first and fourth quarters or FluMist during the second half of the year.

The successful commercialization of the refrigerated formulation of FluMist is critical to the future of our influenza vaccine business.

FluMist, in its frozen formulation, was not commercially successful. We do not expect our influenza vaccine business to contribute meaningfully to our revenues, income or earnings until our refrigerated formulation of FluMist, that was recently approved in the U.S., is successfully commercialized. We are also seeking approval from the FDA to use the refrigerated formulation of FluMist for broader age groups and indications. The timing and outcome of obtaining such approval is uncertain and there can be no assurance that the FDA will grant such approval without the need for additional costly and time-intensive measures; without restrictions as to its marketability; on a timely basis consistent with our expectations; or at all.

The commercial success of our influenza vaccine business is uncertain and we may not be able to recover the value of our investment.

The market for influenza vaccines is competitive and complex. The commercial success of our products will be limited if we cannot successfully manufacture, distribute and sell these products in jurisdictions in which the products are approved. The marketplace may view our influenza vaccines as competing against the injectable vaccine. FluMist likely has a higher cost of manufacturing at its historic and current volumes relative to the higher volumes of injectable vaccines. There can be no assurance that demand for our vaccines will support a volume and price that will achieve a profit in accordance with our expectations, or that our revenues for these products will exceed our cost of goods.

The manufacturing process for FluMist is complex and product supply will be adversely affected if we are unable to perform the annual update of the formulations for new influenza strains, if we encounter contamination or other problems or difficulties in the process, if we are unable to obtain eggs or other materials necessary for their manufacture, if the regulatory authorities do not approve the products for release, if there is a sudden loss of inventory or for other reasons.

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

We have made significant investments in the development and commercialization of live, attenuated intranasal influenza vaccines. In addition to our internal research, development and commercialization activities, these investments also include the research and development conducted by Aviron before our acquisition of that company; the cost of our acquisition of Aviron; the cost of the activities conducted by Wyeth, our former collaboration partner for development, promotion and distribution of these vaccines; the cost of dissolving the collaboration and reacquiring Wyeth’s rights to this franchise; and losses incurred in manufacturing and selling FluMist after the launch of the frozen formulation of the product. Our results of operations would be negatively affected by impairment charges for the write-down of manufacturing and intangible assets related to FluMist. For various reasons, primarily those set forth above, there can be no assurance that we will be able to recover the value of our investment in the influenza vaccine business.

Loss of our litigation against Sun Pharmaceutical Industries Limited would be detrimental to our Ethyol sales.

Sun Pharmaceutical Industries Limited has submitted an abbreviated new drug application to the FDA for a generic version of Ethyol (amifostine). We have sued Sun for patent infringement and are defending our patents vigorously, but if we lose this litigation, it is probable that Sun will be able to secure approval for a generic version of Ethyol.  If a generic version of Ethyol is approved, it is probable that its manufacturer will set a price for that product significantly lower than the current price of Ethyol and, as a result, our market share and sales of Ethyol would decline significantly. There can be no assurance that any actions we might take to mitigate the impact of the introduction of such a generic product would be successful. Likewise, there can be no assurance that the introduction of such a generic product would not adversely affect our manufacturing and/or commercial operations.

Government involvement may limit the commercial success of our influenza vaccine business.

If an influenza outbreak occurs and is classified as a pandemic or large epidemic by public health authorities, it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities. We have not manufactured a pandemic vaccine to date, but even if we were to do so, the economic value of such a vaccine to us could be limited.

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

Research and development activities are costly and may not be successful, and there can be no assurance that any of our product candidates, even if they are in or approved to enter Phase 3 or other large clinical trials, will be approved for marketing by the FDA or the equivalent regulatory agency of any other country. A significant portion of our annual operating budget is spent on research, development and clinical activities. Currently, numerous products are being developed that may never reach clinical trials, achieve success in the clinic, be submitted to the appropriate regulatory authorities for approval, or be approved for marketing or manufacturing by the appropriate regulatory authorities. There can also be no assurance that we will be able to generate additional product candidates for our pipeline, either through internal research and development, or through the in-licensing or acquisition of products or technology. Even if a product candidate is approved for marketing by the applicable regulatory agency, there can be no assurance that we will be able to successfully manufacture the product on a commercial scale or effectively commercialize the product.

A significant portion of our business is dependent on third parties.

We license a significant portion of the technology necessary for our business from third parties and rely on third parties for a significant portion of the clinical development, supply of components, manufacturing, distribution, and promotion of our products. The actions of these third parties are outside of our control and the failure of these third parties to act in accordance with their obligations to us would have a material adverse effect on our business. Even if we are legally entitled to damages for a failure of a third party to fulfill its obligations to us, there can be no assurance that such damages will adequately compensate us for indirect or consequential losses such as the damage to a product brand or our reputation. If a third party does not fulfill its obligations to us, we may have to incur substantial additional costs, which could have a material adverse effect on our business. For example, we derived revenue in 2006 from royalties and milestone payments from licensing arrangements for intellectual property relating to vaccines against the human papillomavirus (HPV) to prevent cervical cancer under development or marketed by GSK and Merck. The inability or failure of either GSK or Merck to develop and sell the products subject to our licenses due to competition, manufacturing difficulties or other factors that are outside our control could decrease their sales of the HPV vaccine and would in turn have an adverse effect on our revenue and financial condition.

As a U.S. government contractor, we are required to comply with a number of rules and regulations and may be exposed to unique risks.

In 2006, we were awarded a contract from the U.S. Department of Health and Human Services (HHS) to develop cell-based seasonal and pandemic vaccines. We have not been a government contractor in the past and compliance with necessary requirements is complex. Accordingly, there can be no assurance that we will be able to comply with all requirements and failure to comply could result in penalties imposed on us, including but not limited to termination of the contract.

As a government contractor, we have become subject to a number of requirements that generally do not apply to agreements between private parties. These requirements include adherence to the provisions of the Federal Acquisition Regulations that regulate the formation, administration and performance of government contracts. Government contracts contain provisions permitting modification, curtailment, or termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work already done. Government contracts are also subject to oversight audits by government representatives. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. As a government contractor, we may also be subject to investigations and inquiries into our business practices that would not be applicable between private commercial parties. We can provide no assurance that any such investigation or inquiry would not result in a material adverse effect on our results of operations and financial condition.

Defending product liability claims could be costly and divert focus from our business operations and product recalls may be necessary.

Our products contain biologically active agents that can alter the physiology of the person using the product. Accordingly, as a developer, tester, manufacturer, marketer and seller of biological products, we may be subject to product liability claims that may be costly to defend, regardless of whether the claims have merit, and may require removal of an approved product from the market. If a claim were to be successful, there is no guarantee that the amount of the claim would not exceed the limit of our insurance coverage and available cash or cash equivalents. Further, a successful claim could reduce revenues related to the product, result in the FDA taking regulatory action (including suspension of product sales for an indefinite period) or result in significant negative publicity for us or damage to our product brand. Any of these occurrences could have a material adverse effect on our business and could result in a clinical trial interruption or cancellation. Additionally, product recalls may be necessary either in connection with product liability claims or for other reasons. Any such recall would adversely affect sales of that product and could affect our reputation.

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

We may lose product due to contamination of our raw materials and other difficulties in the manufacturing process.

The manufacture of our products requires raw materials obtained from a variety of sources including but not limited to animal products or by-products. If these raw materials contain contaminants that are not removed by our approved purification processes, the manufacture of our products will be negatively affected for an indefinite period of time, that could result in a material adverse effect on our product sales, financial condition and results of operations. In addition, our manufacturing operations expose us to a variety of significant risks, including: product defects; product loss; environmental problems resulting from our production process; sudden loss of inventory and the inability to manufacture products at a cost that is competitive with third party manufacturing operations. Furthermore, we collaborate and have arrangements with other companies related to the manufacture of our products and, accordingly, certain aspects of the manufacturing process are not within our direct control. We have not produced FluMist for commercial use at higher volumes and may encounter additional unforeseeable risks as we develop additional commercial manufacturing experience with this product.

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

The cost to individual consumers for purchase of our products, particularly Synagis and Ethyol, can be significant. Accordingly, sales of these products are dependent to a large extent on the insurance reimbursement available for them. Actions by government and third-party payers to contain or reduce the costs of health care by limiting reimbursement, changing reimbursement calculation methodologies, increasing procedural hurdles to obtain reimbursement or by other means may have a material adverse effect on sales of these products. For example, there have been numerous cost containment initiatives in the U.S., both at the state and federal level, as well as in other countries, aimed at reducing health care expenditures that would affect the reimbursement of pharmaceutical products like ours and could have a material adverse effect on our product sales, results of operations and financial condition.

We accrue for and fund rebates due to government entities subject to reimbursement, primarily Medicaid payments to state governments. State governments have the ability to collect rebates for prior periods’ activity without restriction by statute and, accordingly, we may be subject to future rebate claims by such entities for product use in the past for which reimbursement was not sought. For example, a number of pharmaceutical and biotechnology companies, including us, are currently in the process of determining our exposure and liabilities to various states who may make claims under Medicaid for payments arising from the sales of products that were not properly reported and billed by the states in the past. Our estimate of our exposure to such claims and any reserves we may post for such may not be sufficient to cover our liabilities to the states and the enforcement of such claims beyond our reserves could have an adverse effect on our results of operations and financial position.

Our reliance upon a limited number of pharmaceutical wholesalers and distributors could affect the ability to sell our products.

We rely largely upon pharmaceutical distributors and wholesalers to deliver our currently marketed products to the end users, including physicians, hospitals, and pharmacies. There can be no assurance that these distributors and wholesalers will adequately fulfill the market demand for our products, nor can there be any guarantee that these service providers will remain solvent. Given the high concentration of sales to certain pharmaceutical distributors and wholesalers, we could experience a significant loss if one or more of our larger customers were to declare bankruptcy or otherwise become unable to fulfill its obligations to us.

Obtaining and maintaining regulatory approvals to develop, manufacture and market our products is costly and time consuming.

The development, manufacturing and marketing of all of our products are subject to regulatory approval by the FDA in the U.S., as well as similar authorities in other countries. The approval process for each product is lengthy and potentially subject to numerous delays, which generally would not be in our control. There can be no assurance that any product candidate will be approved for marketing and, even if approved, such approval may be limited in scope in such a manner that would harm the product’s potential for market success. Even after a product is approved for marketing, it is still subject to continuing regulation and our failure to comply with our post-marketing commitments could expose us to risks of forfeiture of our license to market a product. Furthermore, if new adverse event information about a product becomes available from broader use in the market or from additional testing, we may be required by applicable authorities to recall the product or notify health care providers of additional risks associated with use of the product. In addition, our product labeling and marketing activities may be found to be inconsistent with applicable laws and regulations.

Even if we have substantially complied with all applicable laws and regulations, the applicable regulatory authorities have the authority to and may revoke or limit approvals or licenses without consulting or obtaining our consent. If we fail to comply with applicable requirements, we may be subject to: fines; seizure or removal of products from the market; total or partial suspension of production; refusal by the applicable authority to approve product license applications; restrictions on our ability to enter into supply contracts; and criminal prosecution. If we are unable to obtain approvals on a timely basis or at all, if the scope of approval is more limited than expected by us or if we are unable to maintain approvals, our ability to successfully market products and to generate revenues will be impaired and such could have a material adverse effect on our business, results of operations and financial condition.

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

If competitors were to develop superior or competitive products or technologies, our products or technologies could be rendered noncompetitive or obsolete. Developments in the biotechnology and pharmaceutical industries are expected to continue at a rapid pace. Success depends upon achieving and maintaining a competitive position in the development of products and technologies. Competition from other biotechnology and pharmaceutical companies can be intense. Many competitors have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. If a competitor develops a better product or technology, our products or technologies, even if protected by patents, could be rendered obsolete, resulting in decreased product sales and a material adverse effect to our business. Even if a competitor creates a product that is not technologically superior, our products may not be able to compete with such products, decreasing our sales.

We are subject to numerous complex laws and regulations and compliance with these laws and regulations is costly and time consuming.

U.S. federal government entities, most significantly the FDA, the U.S. Securities and Exchange Commission, the Internal Revenue Service, the Occupational Safety and Health Administration, the Environmental Protection Agency, the Centers for Medicare and Medicaid Services and the U.S. Department of Veteran’s Affairs, as well as regulatory authorities in other states and countries, have each been empowered to administer certain laws and regulations applicable to us. Many of the laws and regulations administered by these agencies are complex and compliance requires substantial time and effort by our officers and employees and extensive consultations with our outside advisors. Because of this complexity, there can be no assurance that our efforts will be sufficient to ensure compliance or to ensure that we are in technical compliance with all such laws and regulations at any given time. In addition, we are subject to audit, investigation and litigation by each of these entities to ensure compliance, each of which can also be time consuming, costly, divert the attention of senior management and have a significant effect on our business, even if we are found to have been in compliance or the extent of our non-compliance is deemed immaterial. If we are found to not be in compliance with any of these laws and regulations, we and, in some cases, our officers may be subject to fines, penalties, criminal sanctions and other liability, any of which could have a material adverse effect on our business.

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

The market price of our common stock has fluctuated significantly over time, and it is likely that the price will fluctuate in the future. During the fiscal year ended December 31, 2006, the daily closing price of our common stock on the NASDAQ National Market ranged from a high of $37.38 to a low of $25.28. Investors and analysts have been, and will continue to be, interested in our reported earnings, as well as how we perform compared to our expectations. Announcements by us or others regarding operating results, existing and future collaborations, results of clinical trials, scientific discoveries, commercial products, patents or proprietary rights or regulatory actions may have a significant effect on the market price of our common stock. In addition, the stock market has experienced price and volume fluctuations that have affected the market price for many biotechnology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

As of December 31, 2006, there are no unresolved comments from the staff of the Securities and Exchange Commission.

ITEM 2.                PROPERTIES

Our principal executive and administrative offices and research and development facilities are located in Gaithersburg, Maryland. Our headquarters facility, an owned complex, totals 361,000 square feet consisting of a research and development facility and administrative offices on approximately 23 acres of land. This complex also serves as the site for our pilot lab, which totals 90,000 square feet, including 23,000 square feet of administrative space and 67,000 square feet of laboratory space. The laboratory space in the pilot lab is expected to be validated and operational in the third quarter of 2007. We continue to occupy additional leased facilities in Gaithersburg consisting of approximately 148,000 square feet, of which approximately 34,000 square feet is leased until the end of March 2007, 20,000 square feet through November 2008, 32,000 square feet is leased through September 2009, 10,000 square feet is leased until the end of 2009 and 52,000 square feet is leased through September 2016.

We also own a 91,000 square foot biologics facility and 56,000 square feet of administrative and warehouse space and in Frederick, Maryland. The biologics facility includes a cell culture production area used to manufacture Synagis and development-stage projects. In July 2006, we commenced construction of a new facility adjacent to the current site in Frederick, Maryland. The first phase of this expansion, currently expected to include approximately 493,000 square feet of office, laboratory and manufacturing space, is expected to be licensed in early 2010. In Frederick, Maryland we also occupy approximately 13,000 square feet of office and warehouse space leased until December 2011. In addition, in Nijmegen, the Netherlands, we own a 21,000 square foot manufacturing facility on 36,000 square feet of land and lease approximately 12,600 square feet of warehouse space. This lease runs through December 2010.

We operate a number of facilities related to research and development and manufacture of FluMist, including: 104,000 square feet of office and laboratory space in Mountain View, California, which is leased through October 2008 with two options to extend for successive three-year periods; approximately 55,000 square feet of space in Philadelphia, Pennsylvania, pursuant to a lease agreement through December 2007, with an option to extend for two terms of three years; approximately 64,000 square feet of office, laboratory and warehouse space in Bensalem, Pennsylvania, pursuant to a lease agreement through June 2008; approximately 72,000 square feet of office, laboratory and manufacturing space in Santa Clara, California, pursuant to a lease agreement through January 2019, with an option to renew for seven years; and 61,000 square feet of manufacturing and laboratory space on approximately eight acres of land in Speke pursuant to a lease agreement through 2024.

We own a 86,000 square foot distribution facility in Louisville, Kentucky on 19 acres. This facility is used for the warehouse and distribution of our marketed products.

We believe that our current facilities and anticipated additions are adequate to meet our research and development, commercial production, and administrative needs for the near term.

ITEM 3.                LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 20 of Item 8 Consolidated Financial Statements and Supplementary Data and is incorporated herein by reference.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR MEDIMMUNE’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq National Market under the symbol “MEDI.” As of February 21, 2007, we had 1,796 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

The following table shows the range of high and low prices and year-end closing prices for the common stock for the two most recent fiscal years.

	2006		2005
	High	Low	High	Low
First Quarter	$37.45	$31.81	$27.45	$23.20
Second Quarter	36.85	26.27	27.55	23.60
Third Quarter	30.00	24.87	33.83	26.48
Fourth Quarter	33.76	28.46	37.58	31.82
Year End Close	$32.37		$35.02

We have never declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently intend to retain any earnings to fund future growth, product development, investments, collaborations and operations.

Issuer purchases of equity securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	—	$—	—	$344,621,245
November 1, 2006 through November 30, 2006	—	$—	—	$344,621,245
December 1, 2006 through December 31, 2006	1,200,000	$32.42	1,200,000	$305,717,818

(1)          In May 2006, the Board of Directors authorized a new stock repurchase program for up to $500.0 million of the Company’s common stock on the open market or in privately negotiated transactions during the period from May 2006 through June 2009.

Performance Graph

The chart set forth below shows the cumulative return on an investment of $100 on December 31, 2001, in each of MedImmune’s common stock, the Standard & Poor’s 500 Composite Stock Index (the “S&P 500”), and the Nasdaq Pharmaceutical Stocks Total Return Index (the “Nasdaq Pharmaceutical Index”). All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31 of each year. The S&P 500, in which we are members, is one of the most widely used benchmarks of U.S. equity performance and consists of 500 stocks chosen for market size, liquidity, and industry group representation. It is a market value weighted index (stock price times number of shares outstanding), with each stock’s weight in the index proportionate to its market value. We have selected the Nasdaq Pharmaceutical Index, which is calculated and supplied by NASDAQ, as the appropriate published industry index for this comparison. The Nasdaq Pharmaceutical Index, which is comprised of approximately 300 companies, includes MedImmune among many other biotechnology companies. The stock price performance on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*$100 invested on 12/31/2001 in stock or index including reinvestment of dividends, if any. Fiscal year ending December 31,

Date	MedImmune	S&P 500	Nasdaq Pharmaceutical Index
2001	$100.00	$100.00	$100.00
2002	58.62	77.90	64.40
2003	54.76	100.24	92.31
2004	58.49	111.15	100.78
2005	75.56	116.61	113.36
2006	69.84	135.03	115.84

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

	2006(1)	2005(2)(3)	2004(3)	2003	2002(4)(5)
	(in millions, except per share data)
RESULTS FOR THE YEAR
Total revenues	$1,276.8	$1,243.9	$1,141.1	$1,054.4	$852.7
Gross profit	893.5	884.3	757.6	702.8	589.1
Net earnings (loss)	48.7	(16.6)	(3.8)	183.2	(1,098.0)
Basic earnings (loss) per share	0.20	(0.07)	(0.02)	0.73	(4.40)
Diluted earnings (loss) per share	0.20	(0.07)	(0.02)	0.72	(4.40)
YEAR END POSITION
Cash and marketable securities	$1,505.2	$1,471.9	$1,706.1	$1,900.1	$1,423.1
Total assets	2,953.2	2,780.0	2,564.4	2,794.6	2,188.3
Long-term debt, including current portion	1,165.5	506.2	507.1	682.1	218.4
Shareholders’ equity	1,377.2	1,570.5	1,674.6	1,699.2	1,677.2

(1)          Includes share-based compensation expense in accordance with Statement of Financial Accounting Standard No. 123R, which we adopted on January 1, 2006.

(2)          Includes charges for acquired in-process research and development (IPR&D) in connection with our acquisition of Cellective on October 14, 2005.

(3)          Includes charges related to the dissolution of the collaboration with Wyeth and reacquisition of full rights to the influenza vaccines franchise.

(4)          Includes a charge for acquired IPR&D in connection with our acquisition of Aviron on January 10, 2002.

(5)          Certain prior year amounts have been reclassified to conform to the current year presentation.

QUARTERLY FINANCIAL DATA (UNAUDITED)

2006 Quarter Ended

	Dec. 31	Sept. 30	June 30	Mar. 31
	(in millions, except per share data)
Net product sales	$504.8	$158.6	$66.2	$491.6
Gross profit	367.7	105.1	52.2	368.5
Net earnings (loss)	120.7	(55.8)	(63.2)	47.0
Net earnings (loss) per share:
Basic	$0.50	$(0.23)	$(0.26)	$0.19
Diluted	$0.50	$(0.23)	$(0.26)	$0.18

2005 Quarter Ended

	Dec. 31	Sept. 30	June 30	Mar. 31
	(in millions, except per share data)
Net product sales	$481.6	$146.0	$84.7	$508.7
Gross profit	341.4	97.3	56.7	388.9
Net earnings (loss)	(22.4)	(64.1)	(44.2)	114.1
Net earnings (loss) per share:
Basic	$(0.09)	$(0.26)	$(0.18)	$0.46
Diluted	$(0.09)	$(0.26)	$(0.18)	$0.45

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

INTRODUCTION

MedImmune is committed to advancing science to develop better medicines that help people live healthier, longer and more satisfying lives. We currently focus our efforts on using biotechnology to produce innovative products for prevention and treatment in the therapeutic areas of infectious disease, cancer and inflammatory disease. We primarily develop monoclonal antibodies and vaccines. We market three products, Synagis, FluMist, and Ethyol and have a diverse pipeline of development-stage products. In 2006, we made the strategic decision to sell our CytoGam business and redeploy the proceeds from the sale into our core areas of focus.

OVERVIEW

During 2006, we continued to invest in our commercial organization, operations and our pipeline, to position the Company for substantial future growth. As an established leader in pediatric respiratory diseases, we derive significant revenue from our flagship product, Synagis, and are preparing to execute successful product launches of refrigerated FluMist and Numax, assuming approval by the FDA. We also expect royalties from our human papillomavirus vaccine technology to drive substantial revenue growth over the next several years. Finally, we have made significant progress in managing the development of our product pipeline.

Key highlights from 2006 are as follows:

Earnings—We reported net income for 2006 of $49 million, or $0.20 per diluted share, compared to a net loss of $17 million, or $0.07 per share, in 2005.

RSV Franchise—We are the industry leader in the development of innovative pediatric products targeting RSV, with Synagis currently marketed and the potential future market introduction of Numax and several other RSV-targeted products in development. We made a number of changes and enhancements to our U.S. sales and marketing organization during 2006 focused on improving effectiveness and efficiency. In July, we assumed full responsibility for promotion of Synagis in the U.S. from Abbott. In advance of this transition, we expanded our pediatric sales and marketing organization by approximately 125 professionals to replace Abbott’s co-promotion efforts. The elimination of the co-promotion commissions will be accretive to our earnings in 2007 and beyond, and with full promotion rights, we have strategic and operational advantages as our specialized sales force prepares for the continued growth of the pediatric infectious disease component of our business, with the anticipated future launches of the refrigerated formulation of FluMist and Numax. Our distribution partner for Synagis outside the U.S., Abbott International, continues to make progress in building the worldwide Synagis brand.

Influenza Franchise—We are actively preparing for our launch of the refrigerated formulation of FluMist and anticipate the FDA will approve an expanded label in children between the ages of one and five for the 2007/2008 influenza season in time for inclusion in this launch. We received FDA approval in January 2007 for the refrigerated formulation of FluMist and are waiting for the FDA to complete its review of our supplemental biologics license application for use of refrigerated formulation of FluMist in preventing influenza in children down to one year of age who do not have a history of wheezing or asthma. Our immediate goal is to help reduce the serious burden of influenza disease among school-aged children with a well-tolerated and effective vaccine that does not involve the injection pain of the traditional shot. Beyond that, we see future growth opportunities for FluMist and our influenza vaccine franchise through additional label and geographical expansion, the implementation of cell-culture manufacturing, pandemic vaccine production and the out-licensing of intellectual property to other vaccine manufacturers around the use of reverse genetics technologies. During 2006, we were awarded a $170.0 million, five-year contract from the U.S. Department of Health and Human Services to develop cell-based seasonal and pandemic vaccines using our proprietary live, attenuated, intranasal influenza vaccine technology, and in November we filed an investigational new drug application with the FDA to begin human clinical testing of a cell-based seasonal influenza vaccine.

Pipeline—We are managing the largest pipeline in our history, with about 45 programs at various stages of development and commercialization in three key areas of therapeutic focus:  infectious disease, cancer and inflammatory disease. Key components of our approach include integrating translational science methods, evolving governance practices, and instituting scalable processes and infrastructure to support and sustain the Company’s growth. During 2006, we in-licensed four new targets for our portfolio, including two that are in clinical development.

Manufacturing and Process Development—We are an industry leader in protein engineering, cell-culture production, vaccine manufacturing and technological enhancements, such as the virus-like particle technology that helped lead to the development of vaccines to prevent cervical cancer caused by human papillomavirus. We are in position to use our expertise in cell culture process development to support development of cell-based influenza vaccines, and are preparing for broad-scale increases in commercial production by expanding our cell-culture manufacturing facilities in Frederick, Maryland, in support of our maturing pipeline. During 2006, we received FDA approval for our reverse genetics technology, which is a more timely, reliable, and safer process for producing seasonal and pandemic influenza vaccines.

Other Corporate Highlights—During June 2006, we issued $1.15 billion in convertible senior notes and entered into related hedge and stock repurchase transactions for net proceeds of approximately $841.6 million. The net proceeds were used in part to retire $489.6 million of convertible senior notes. The remaining proceeds were used to repurchase additional shares of our common stock, fund the majority of the payments due to Abbott for the purchase of U.S. co-promotion rights to Synagis and fund capital expenditures. In the aggregate, we repurchased a total of 11.2 million of our outstanding common shares for $328.5 million in 2006. We also realized net gains on sales of investments of $34.0 million in 2006, net of impairment charges of $14.7 million, primarily from our venture capital subsidiary, MedImmune Ventures.

2007 EXPECTATIONS

We have the following expectations for 2007:

Total Revenue—Synagis is expected to continue to comprise a majority of our product sales; accordingly, we believe our revenues and operating results will reflect the seasonality of that product's use to prevent RSV disease, which occurs primarily during the winter months.  We also believe that FluMist sales will increase as we launch the refrigerated formulation of the product and are expecting FDA approval of a broader age indication for the product prior to launch.  We expect other revenues to increase reflecting higher expected revenue from our licensing of the technology related to vaccines for cervical cancer caused by human papillomavirus and from our government contract.

Gross margins—We expect that our gross margins in 2007 will be substantially the same or slightly better than in 2006 overall.

Research and development expense—We expect that research and development expenses will decline as a percentage of product sales.

Selling, general and administrative expense ("SG&A")—We expect that SG&A expenses as a percentage of product sales will be lower than in 2006 as we continue to realize the benefits of terminating the co-promotion relationship with the Ross Products Division of Abbott Laboratories.

Tax Rate—We expect that our tax rate will increase in 2007 as the tax rate in 2006 benefited from the release of valuation allowances.

LICENSING AND COLLABORATIVE AGREEMENTS

In August 2006, we entered into a collaborative agreement with Infinity Pharmaceuticals, Inc. to jointly develop and commercialize novel small molecule cancer drugs targeting Heat Shock Protein 90 and the Hedgehog cell-signaling pathway. Under the terms of the agreement, we made upfront payments to Infinity of $70.0 million, which were recognized as research and development expense in the third quarter of 2006 and agreed to potential development and sales-related milestone payments of up to $430.0 million.

In December 2006, we entered into a licensing and collaboration agreement with BioWa, Inc. to develop and commercialize new inflammatory disease therapies targeting the interleukin-5 receptor. Initially, the companies will focus on developing BIW-8405, a monoclonal antibody currently in Phase 1 clinical studies in patients with asthma. Under the terms of the agreement, we made an upfront payment and agreed to make milestone payments and royalties on any future marketed products. BioWa will have exclusive marketing rights in Japan and certain countries in Asia for potential products developed as a result of the agreement. We will have exclusive marketing rights to these products for the United States, Europe and all other countries.

In December 2006, we entered into a license agreement with Japan Tobacco, Inc. to develop a monoclonal antibody targeting pathways within the CD28 receptor family for treatment of certain inflammatory diseases. Our initial efforts will focus on developing the current lead antibody, which aims to inhibit a receptor believed to play a key role in controlling adaptive immune responses, called inducible-costimulator, and thereby regulate T-cell dependent activation of B cells. Under the terms of the agreement, we made an upfront payment and agreed to make milestone payments and royalties on any future marketed products. Japan Tobacco retains exclusive development and marketing rights for the current lead antibody in Japan. We will have exclusive development and marketing rights to this antibody for the rest of world and certain rights worldwide for other antibodies developed as a result of the agreement.

We recorded charges totaling $91.7 million during 2006 and $54.2 million during 2005 associated with upfront fees and milestone payments under licensing agreements and research collaborations, which are included as a component of research and development expense in the consolidated statements of operations.

NEW ACCOUNTING STANDARDS

Issued in December 2004, Statement of Financial Accounting Standards No.123R (“FAS 123R”) requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. FAS 123R was effective for our fiscal year beginning January 1, 2006 and has a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense has been reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense has been recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. For the adoption of FAS 123R, we have selected the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

The Company’s adoption of FAS 123R using the modified prospective application requires the Company to determine the amount of eligible windfall tax benefits (the pool of windfall tax benefits) that are available on the adoption date to offset future shortfalls. The Company has elected to calculate their historical pool of windfall tax benefits (i.e., the amount that would have accumulated as of the adoption date of FAS 123R) using the “long-form method,” as provided in paragraph 81 of FAS 123R, and the “tax law ordering approach” to determine when the historic tax benefits are realized (tax benefits realized based on provisions in the tax law that identify the sequence in which stock option deductions are utilized for tax purposes). Subsequent to the adoption of FAS 123R, the Company will continue to track the balance of the pool of windfall tax benefits based on windfalls or shortfalls incurred after the adoption date.

Share-based compensation expense recognized in 2006 totaled $34.2 million on a pre-tax basis and $26.3 million after tax. Share-based compensation capitalized in inventory was $1.6 million in 2006.

In July 2006, the Financial Accounting Standards Board issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in accumulated deficit and other accounts as applicable. Although the Company has not made a final determination of the effect the adoption of FIN 48 will have on the Company’s financial position and results of operations, it is expected that the cumulative adjustment to accumulated deficit will range from $17 million to $61 million. The adoption of FIN 48 will impact the amount of, and balance sheet classification of, deferred tax assets and liabilities, goodwill and other accounts as applicable, and result in greater volatility in the effective tax rate.

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

Sales Allowances and Other Sales Related Estimates

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

•       Medicaid program policies, reimbursement practices and rebate claim filing capabilities; and

•       accuracy of reporting by our customers of end-user product sales by state.

We update these factors for any material changes in facts or circumstances as soon as the changes are known.

We estimate the amount of rebates due to government entities quarterly based on historical experience, along with updates, and based on our best estimate of the proportion of sales that will be subject to this reimbursement, largely comprised of Medicaid payments to state governments. We are dependent on information from state Medicaid programs as the bases of these estimates. During the fourth quarter of 2005, we successfully transitioned to the liquid formulation of Synagis in the U.S. from the lyophilized form. The liquid formulation is treated as a new product for purposes of Medicaid rebates. Accordingly, the unit rebate amount for liquid Synagis is lower than the unit rebate amount for the lyophilized formulation, which has resulted in a reduction in allowances for government rebates and an increase in net realized price during 2006.

We continuously review changes in legislation that may affect our estimates of liability for rebates to states under state Medicaid programs. The Deficit Reduction Act of 2005 signed into law in 2006 required that state Medicaid agencies improve their reporting functionality for rebate claims. In connection with this legislative mandate, we undertook a comprehensive review of the allowances for government rebates, focusing in particular on states where potential rebates had not been previously submitted to us. Based on updated information as to the intent and ability of various states to file claims for such rebates, we have reduced the allowance for government rebates by $20.2 million in the fourth quarter of 2006 resulting in an increase to revenue. As of December 31, 2006 and 2005, allowances for government rebates in those states for which reimbursement has not been sought in the past totaled $6.8 million and $26.1 million, respectively. Estimation of the probable amount that will be owed to such states requires considerable judgment, and it is possible that the amount ultimately paid could differ significantly from amounts accrued.

For the years ended December 31, 2006, 2005 and 2004, allowances for discounts, returns, chargebacks and rebates due to government purchasers resulted in a net reduction to gross product sales of approximately 9%, 10%, and 10%, respectively.

Allowances for discounts, returns, and chargebacks, which are netted against accounts receivable, totaled $26.6 million and $20.6 million at December 31, 2006 and 2005, respectively. Allowances for government reimbursements were $44.4 million and $52.5 million as of December 31, 2006 and 2005, respectively, and are included in accrued expenses in the accompanying balance sheets.

If our historical trends are not indicative of the future, or our actual sales are materially different from the projected amounts, or if our estimates prove to be materially different than actual occurrence, our results could be affected. The estimation process for determining reserves for sales allowances inherently results in adjustments each year. Additionally, because of the varying lags and the seasonal nature of our largest product, Synagis, our sales discounts, returns, chargebacks and rebates fluctuate throughout the year. If our estimate of the percentage of gross sales to be recorded for sales allowances for Synagis were to increase by 1%, our net product sales for the 2005/2006 Synagis sales season (which runs from July 2005 to June 2006) would have been reduced by approximately $11 million. A decrease of 1% in the sales allowances for Synagis during the same period would have increased our revenues by approximately $11 million.

Inventory—We may capitalize inventory costs associated with products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to permanently write down any previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale. There are no inventory amounts related to pre-approval or pre-launch products as of December 31, 2006 and 2005.

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

We state all inventory at lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to multiple factors affecting our inventories and compare these with current or committed inventory levels. In the highly regulated industry in which we operate, certain raw materials, work-in-process and finished goods inventories have expiration dates that must be factored into our judgments about the recoverability of inventory costs. Additionally, if our estimate of a product’s demand and pricing as well as sales volumes and production capacity is such that we may not fully recover the cost of inventory, we must consider that in our judgments as well. In the context of reflecting inventory at the lower of cost or market, we will record permanent inventory write-downs as soon as a need for such a write-down is determined. Such write-downs in inventory are permanent in nature, and will not be reversed in future periods.

The valuation of FluMist inventories requires a significant amount of judgment for multiple reasons. Specifically, the manufacturing process is complex, in part due to the required annual update of the formulation for recommended influenza strains.

The annual FluMist production cycle begins in October of the year prior to the influenza season in which the product will be available for consumption. For example, the production cycle for the 2007/2008 season began in October 2006. Our raw materials have expiration dates (dates by which they must be used in the production process) that range from 24 months to 60 months. Our semi-processed raw materials and work-in-process inventory have multiple components, each having different expiration dates that range from nine to 24 months. Raw materials, semi-processed raw materials, work-in-process inventory and semi-finished goods may be carried over to succeeding production seasons under certain conditions. Each season’s finished FluMist product has a limited approved shelf life, and no finished product for a particular flu season may be sold in a subsequent season. Therefore, if our actual sales fall below our projections, we will be required to write off any remaining finished goods inventory balance at the end of the flu season.

For all FluMist inventory components on hand as of December 31, 2006, we reviewed the following assumptions to determine the amount of any necessary reserves: expected production levels and estimated cost per dose; sales volume projections that are subject to variability; the expected price to be received for the product and anticipated distribution costs; utilization of semi-finished goods inventory for the succeeding production season; and current information about the influenza strains recommended by the Centers for Disease Control and Prevention for each season’s vaccine. The methodology used to calculate adjustments required to value our FluMist inventories as of December 31, 2006 at net realizable value was consistent with the methodology used for previous valuations, since product approval in June 2003. Given the FDA recently approved our refrigerated formulation for FluMist, and we are anticipating approval to expand the label to children between 12 months and 59 months of age, we increased our planned production levels for the 2007/2008 season. Based on our current projections of sales volumes and pricing, the market value of the inventory for the 2007/2008 season exceeds cost, and therefore no lower of cost or market inventory reserves were required as of December 31, 2006. We do not expect the production cost structure for refrigerated FluMist to be significantly different from that experienced for the frozen FluMist formulation.

After completion of the fourth quarter of 2006, we determined that our FluMist sales for the 2006/2007 season would fall short of our previous projections by approximately 0.9 million doses. As such, we recorded additional reserves of approximately $10.2 million to reflect total finished goods inventories for the 2006/2007 season at estimated realizable value.

The table below summarizes the activity within the components of FluMist inventories (in millions):

	Gross		Net
	Inventory	Reserves	Inventory
FluMist Details
As of December 31, 2005	$56.4	$(37.8)	$18.6
Raw materials, net	(4.2)	1.2	(3.0)
Cost of goods sold recognized on 2005/2006 inventory	(1.9)	0.6	(1.3)
Cost of goods sold recognized on 2006/2007 inventory	(35.4)	6.4	(29.0)
Production, net	44.2	(6.4)	37.8
Disposals and scrap	(30.5)	20.5	(10.0)
As of December 31, 2006	$28.6	$(15.5)	$13.1

Intangible Assets and Goodwill—We have recorded and valued significant acquired intangible assets. As of December 31, 2006, the unamortized carrying amount of our intangible assets is $219.4 million. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

In conjunction with the reacquisition of the co-promotion rights for Synagis in the United States, we recorded an intangible asset of $360.4 million during 2005 which represented the estimated fair value of the exclusive promotion rights, determined as the aggregate value of the incremental payments to be made to Abbott as a result of the amended terms of the agreement in excess of the value of the co-promotion services to be rendered, as determined under the previous agreement. Amortization of the intangible asset is computed based on projected future sales of Synagis over the expected period of active sales and marketing efforts in the United States, which was initially projected to continue through the first half of 2009. In conjunction with the annual long-range planning process that occurred during the fourth quarter of 2006, we updated our estimates of future Synagis sales. As a result, the estimates of certain of the incremental payments, which are variable based on actual sales, were reduced by $14.3 million, resulting in a corresponding reduction to the gross carrying amount of the intangible asset. We also revised our assumptions for the transition from Synagis to Numax. The Company now expects to continue to actively market Synagis for children with congenital heart disease through the 2009/2010 season. As a result, the amortization period was extended through the first half of 2010.

During 2006, goodwill was decreased by $7.3 million for purchase accounting adjustments related to the acquisition of Aviron in January 2002 (the “Acquisition”). As of December 31, 2006, $3.7 million of goodwill remains on the consolidated balance sheet. During 2005, we made adjustments to goodwill totaling $13.8 million, of which $10.0 million resulted from the correction to certain prior period purchase accounting adjustments related to the Acqusition, and $3.8 million resulted from current year purchase accounting adjustments, as discussed in the income tax section below and more fully detailed in Note 17, “Income Taxes,” to our consolidated financial statements. We review goodwill for impairment at least annually (during the fourth quarter) and during interim periods if an event that could result in an impairment occurs; no impairments were recorded in 2006, 2005 or 2004.

Investments in Debt and Equity Securities—Our short-term and long-term investments are subject to adjustment for other-than-temporary impairments. Impairment charges are recognized in the consolidated statements of operations when a decline in the fair value of an investment falls below its cost value and is judged to be other than temporary. We consider various factors in determining whether an impairment charge is required, including: the length of time and extent to which the fair value has been less than the cost basis; the financial condition and near-term prospects of the issuer; fundamental changes to the business prospects of the issuer; share prices of subsequent offerings; and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During 2006, 2005 and 2004, we recorded impairment losses of $14.7 million, $8.6 million and $13.7 million, respectively, based on the duration and magnitude of the declines in the estimated fair value of certain of our investments, as well as the financial condition and near-term prospects of the investee companies.

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

The utilization in 2006 of certain research and development credits enabled us to release valuation allowances of $9.8 million of which $3.6 million was applied against goodwill. The remaining $6.2 million was a favorable impact to income tax expense in the consolidated statement of operations. During 2006, we generated $9.2 million of research and development and orphan drug credits. The generation of these credits had a favorable impact to income tax expense in the consolidated statement of operations.

In 2006, we established additional federal tax contingency reserves of $2.1 million related to limitations on the tax deductibility of executive compensation. During 2005, we established additional tax contingency reserves of $1.8 million related to various state matters resulting in additional tax expense.

During the third and fourth quarters of 2005, we made corrections to the previous accounting for deferred tax assets, goodwill, paid-in-capital and tax expense. The corrections related to reporting periods dating back to the Acquisition. The corrections resulted in additional tax expense of approximately $3.2 million for the full year 2005.

Valuation of Employee Stock Option Awards—We use the binomial lattice model to value stock options granted on or after January 1, 2005. The binomial lattice model provides an estimate of the fair value of an option based on the current fair value of the underlying common stock, the volatility of the underlying common stock, and the mathematical relationship between the underlying common stock and the option. Use of the binomial lattice model requires the use of certain subjective assumptions. We believe that the binomial lattice model provides a better measure of fair value of employee stock options because it incorporates assumptions about patterns of employee exercises in relation to such considerations as stock price appreciation, post-vesting employment termination behavior, the contractual term of the option and other factors.

The expected volatility of our common stock is a key assumption that requires significant judgment. Options have value because the option holder has unlimited upside potential, while avoiding the downside risk of falling prices. The higher the volatility in a stock, the wider the expected range of the stock over time, and therefore the higher the option value. In developing our estimates of expected volatility, we consider historical measures of volatility and the implied volatility determined from the market prices of traded call options on our common stock. We believe implied volatilities generally are better indicators of marketplace participants’ expectations about future volatility.

The value of options is highest if they are held as long as possible. Since our employee stock options cannot be traded, the holders may exercise the options early for a variety of reasons, including to gain liquidity, diversify their portfolio, manage taxable income, or take advantage of increases in the stock price that may not be expected to continue. The binomial lattice model requires that we estimate the probabilities of all the possible exercise triggering events, including termination, death and disability, and voluntary early exercise. We estimate probabilities of terminations and death and disability using historical and actuarial data. We base our estimates of the probability of early exercise on historical exercise data and the statistical relationship between early exercise and increasing intrinsic value.

There will likely be differences between our assumptions of future volatility and early exercise behavior and actual results, and those differences may be material. We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods.

In-Process Research and Development—When we enter into agreements to acquire early to late-stage technology or product candidates, we assign value to acquired in-process technologies by identifying those acquired specific in-process research and development projects that will be continued and for which, as of the acquisition date, technological feasibility has not been established, there is no alternative future use, and the fair value is estimable with reasonable reliability. During 2005, we recorded a charge of $43.7 million for acquired IPR&D in conjunction with the acquisition of the outstanding equity interests in Cellective Therapeutics, Inc. (“Cellective”). The charge represents the estimated relative fair value, as of the purchase date, of the acquired in-process technologies and certain IPR&D projects. At the time of the acquisition, Cellective had three preclinical stage programs developing monoclonal antibodies that target the B-cell antigens CD19, CD20 and CD22, which are believed to play important roles in regulating the immune system and offer potential treatments for cancer and autoimmune diseases. We valued the three preclinical stage programs equally. It was anticipated that significant efforts would be required to complete the projects and that material cash inflows would not occur until 8 to 10 years from the acquisition date, if ever. The nature, timing and projected costs associated with the remaining efforts for completion are not reasonably estimable at this time.

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

During 2005 and 2004, we recorded charges of $4.7 million and $29.2 million, respectively, for acquired IPR&D in conjunction with our reacquisition of influenza vaccine franchise rights from Wyeth in May 2004. The charges represent the estimated relative fair value, as of the purchase date, of the acquired in-process technologies and certain IPR&D projects, primarily refrigerated FluMist, calculated utilizing the sum of probability-adjusted commercial scenarios, or income approach. The valuation was based upon management’s estimates of the probability of FDA and/or other regulatory body approval and commercial success, including the estimated impact of the size of the indicated population, price, volume, timing of regulatory approval and any potential failure to commercialize the product.

Refrigerated FluMist is not expected to have the logistical and distribution issues associated with the frozen formulation and is expected to have an expanded label. We did not believe that there will be any alternative future use for the in-process technologies that were expensed as of the reacquisition date. In valuing the purchased in-process technologies, we estimated cash inflows based on extensive market research performed on the U.S. marketplace and cash outflows for product costs, milestones and royalties to be paid over a 10-year period assuming approval and U.S. launch in the 2007/2008 timeframe using probability-of-success-adjusted scenarios and a discount rate of 11.3%. Based on our full assessment of all relevant, current information, management believes that the projections underlying the analysis are reasonable; however, the actual cash inflows or outflows cannot be predicted with certainty.

As with all biotechnology products, the probability of commercial success for any one research and development project is highly uncertain. If refrigerated FluMist is not approved by the FDA for our targeted populations, the launch may not be as successful as planned, resulting in a diminished return on the purchase price and development costs incurred to date. In addition, as of December 31, 2006, refrigerated FluMist has not been manufactured on a sustained commercial scale. There cannot be complete assurance that commercial scale production could be achieved or sustained.

RESULTS OF OPERATIONS

Comparison of 2006 to 2005

Revenues—Product Sales

	2006	2005	Change
	(in millions)
Synagis
Domestic	$905.9	$905.2	—%
International	159.1	157.7	1%
	1,065.0	1,062.9	—%
Ethyol
Domestic	85.0	89.6	(5)%
International	2.2	5.4	(60)%
	87.2	95.0	(8)%
FluMist	36.4	21.3	71%
Other Products	32.6	41.8	(22)%
Total Product Sales	$1,221.2	$1,221.0	—%

Synagis—Synagis accounted for approximately 87% of our product sales for both 2006 and 2005. Domestic Synagis sales for 2006 and 2005 were comparable. Lower unit volumes were offset by a gross price increase of 9.7% (yielding an approximate 6% effective price increase after the impact of sales allowances) effective beginning in the third quarter of 2006 and a $20.2 million favorable impact from the adjustment of allowances for government rebates for states from which potential reimbursement has not been sought in the past.

We record Synagis international product sales based on a portion of AI’s sales price to customers, as defined in our distribution agreement. Our reported international product sales of Synagis were $159.1 million for 2006 compared to $157.7 million in 2005.

Ethyol—Ethyol accounted for approximately 7% and 8% of our product sales for 2006 and 2005, respectively. Domestic sales of Ethyol were $85.0 million in 2006 compared to $89.6 million in 2005. The decline was attributable to lower unit volumes offset partially by price increases totaling 6% during 2006. International sales of Ethyol were $2.2 million in 2006 as compared to $5.4 million in 2005.

FluMist—FluMist accounted for approximately 3% and 2% of our product sales for 2006 and 2005, respectively. Sales of FluMist grew 71% to $36.4 million in 2006 from $21.3 million in 2005 due primarily to an increase in unit sales volumes to 2.5 million doses from 1.6 million doses in 2005.

Other Products—Sales of other products, which primarily represented sales of CytoGam and by-products that result from its manufacturing process, were $32.6 million in 2006 as compared to $41.8 million for 2005. The decrease was attributable to lower sales of CytoGam resulting from supply constraints related to plasma raw material and the transition to a new third-party manufacturer.

Revenues—Other Revenues

	2006	2005
	(in millions)
HPV related	$25.6	$2.5
RSV franchise	18.2	17.1
Government and other	11.8	3.3
Total other revenue	$55.6	$22.9

HPV related revenues include royalties and development and sales related milestones related to Merck’s and GSK’s HPV vaccines for cervical cancer. Sales royalties related to Merck’s and GSK’s HPV vaccines are based on graduated royalty rate structures.

Revenues related to our RSV franchise represent incremental revenue recognized under the amended international distribution agreement with AI, which represents amounts received in excess of estimated fair value for product sales of Synagis. Such excess amounts have been determined using projected reimbursements for the Synagis season, and are recorded in other revenue, as such excess payments are deemed consideration from AI for the rights to distribute Numax outside of the United States.

Cost of Sales

Cost of sales for 2006 decreased 3% to $327.7 million from $336.7 million for 2005. Gross margins on product sales were 73% for 2006, up one percentage point from gross margins of 72% for 2005. Gross margins for all products, excluding FluMist, were 77% and 76% for 2006 and 2005, respectively. Cost of sales in 2006 included $1.4 million of share-based compensation expense. The increase in gross margins on product sales is attributable to the impact of a favorable adjustment to allowances for Medicaid rebates, declining royalty rates for Ethyol, and the elimination of lower of cost or market inventory adjustments for FluMist beginning in the fourth quarter of 2006.

Research and Development Expenses

Research and development expenses of $448.9 million in 2006 increased 17% from $384.6 million in 2005. The increase is primarily due to higher costs associated with collaborations and licensing deals, and includes the $70.0 million upfront fee for the Infinity collaboration. The increase also relates to the increased costs associated with the expansion of infrastructure to support studies related to various in-licensing agreements and collaborations executed over the past several years, share-based compensation expense of $10.8 million for 2006, offset partly by lower levels of clinical and preclinical study costs. Research and development expenses in 2006 were 37% of product sales versus 31% of product sales in 2005, reflecting the continuing investment to bring new products to market as part of our long-range plan.

We have numerous programs in clinical and pre clinical development.  We are currently awaiting a response from the FDA to our sBLA to expand the label for FluMist (refrigerated) for the prevention of influenza in children down to one year of age, and anticipate a decision during the second quarter of 2007.  We recently completed Phase 3 studies for Numax and are evaluating the data in preparation for submission to the FDA for regulatory approval during the second half of 2007.  A summary of our remaining product candidates and the current status of our research and development efforts, including the efforts of our collaborators, is included in Part I, Item 1, Business, “Product Candidates,” of this Annual Report on Form 10-K.  The nature, timing and projected costs associated with the remaining efforts for completion of these programs are not reasonably estimable at this time, given the inherent risks and uncertainties associated with bringing product candidates to market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased 9% to $541.2 million in 2006 compared to $498.4 million in 2005. The increase is attributable to the full-year amortization expense of $85.4 million recognized during 2006 associated with the intangible asset for U.S. co-promotion rights for Synagis as compared to $41.3 million of partial year amortization expense recognized during 2005, as well as the expansion of the marketing and sales management team and the pediatric sales organization related to the assumption of full promotional responsibility for Synagis in the U.S. effective July 1, 2006, and higher legal and other professional services fees. SG&A expense included co-promotion expense of $95.2 million and $192.2 million in 2006 and 2005, respectively. Effective July 1, 2006, normal co-promotion expense to Abbott was discontinued. Amortization costs of the intangible asset associated with U.S. co-promotion rights will continue until we cease actively marketing Synagis. The Company now expects to actively market Synagis for children with congenital heart disease through the 2009/2010 season. SG&A expense in 2006 also includes stock-based compensation expense of $22.0 million. As a percentage of product sales, SG&A expense increased to 44% of product sales for 2006 compared to 41% of product sales in 2005.

Sale of CytoGam

On December 14, 2006, we sold the worldwide rights to CytoGam and certain related assets to ZLB Behring AG (ZLB). We received aggregate consideration of $57.2 million for the rights and assets, net of broker fees, and we may also receive up to an additional $70.0 million in contingent payments upon achievement by ZLB of specified sales milestones, the achievement of which is considered uncertain. In addition, we agreed to provide transition services related to CytoGam primarily for a period of up to 60 days subsequent to the closing date.

We recognized the proceeds received from the sale of the assets on the date of completion of the sale, and will recognize the proceeds received from the transition services as earned over the transition service period. The net pre-tax gain on the sale of assets recognized in the current quarter was $48.5 million. Any contingent payments related to the sales milestones will be recognized as additional gain at the time of milestone achievement. As of December 31, 2006, approximately $0.2 million for transition services was recognized, which is included in Other Current Assets in the accompanying consolidated balance sheet.

The transaction was accounted for as a disposal of assets, with the resulting gain included as a component of income from continuing operations.

Gain/Loss on Investment Activities

We recorded a net gain on investment activities of $34.0 million during 2006, compared to a net loss of $8.6 million during 2005. The 2006 net gain consists primarily of the $30.6 million gain from the sale of our equity interests in Avidia, Inc., gains of $17.7 million on sales of common stock of publicly traded companies held by our venture capital subsidiary, offset by impairment write-downs of $14.7 million due to the decline in fair value of certain of our minority interest investments below their cost basis that were determined to be other-than-temporary. The 2005 loss consists primarily of other-than-temporary impairment write-downs.

Income Taxes

We recorded income tax expense of $25.9 million for 2006, resulting in an effective tax rate of 35% for the period including the impact of share-based compensation. Share-based compensation expense is comprised of incentive stock options, non-qualified stock options and the discount on stock purchased by employees. If incentive stock options are exercised and sold or stock purchased by employees through the employee stock purchase plan is sold within one year, becoming non-qualifying dispositions, we will be allowed to recognize tax deductions at that time. Until that time, for financial reporting purposes we assume that no tax deduction is allowed. The effective tax rate for 2006, excluding the impact of share-based compensation, was 31%. We recorded income tax expense of $24.1 million for 2005, resulting in an effective rate of 321% for the period. Income tax expense in 2005 was affected by the non-deductible acquired IPR&D charge of $43.7 million related to the acquisition of Cellective as well as a correction to the prior accounting for the reversal of approximately $4.8 million of valuation allowances associated with the utilization of certain acquired income tax carryforwards. Excluding both the acquired IPR&D charge and the effect of the correction, the effective tax rate for 2005 was approximately 41%. The decrease in the effective rate in 2006 was attributable primarily to the release of valuation allowances associated with the utilization of tax credit carryforwards used to offset higher taxable income and higher orphan drug credits.

Net Earnings (Loss)

We reported net earnings for 2006 of $48.7 million, or $0.20 per diluted share compared to a net loss for 2005 of $16.6 million, or $0.07 per share. Shares used in computing basic and diluted earnings per share for 2006 were 243.1 million and 246.3 million, respectively, while shares used in computing loss per share for 2005 were 246.9 million.

We do not believe inflation had a material effect on our financial statements.

Comparison of 2005 to 2004

Revenues—Product Sales

	2005	2004	Change
	(in millions)
Synagis
Domestic	$905.2	$833.6	9%
International	157.7	108.7	45%
	1,062.9	942.3	13%
Ethyol
Domestic	89.6	88.4	1%
International	5.4	4.0	36%
	95.0	92.4	3%
FluMist	21.3	48.0	(56)
Other Products	41.8	41.3	1%
Total Product Sales	$1,221.0	$1,124.0	9%

Synagis—Synagis accounted for approximately 87% and 84% of our product sales for 2005 and 2004, respectively. We achieved a 9% increase in domestic Synagis sales to $905.2 million for 2005, up from $833.6 million in 2004. The growth over the prior year period resulted from a 5.5% increase in the domestic sales price along with a 4% increase in unit sales volume. While sales of Synagis finished strong for the last half of the 2004/2005 RSV season, the 2005/2006 RSV season started slower than expected due primarily to changes in payer guidelines that led to delays of when many patients received their first dose of Synagis, the effects of Hurricanes Katrina and Rita on certain sales territories, and an early disruption in the product’s distribution network caused by the departure of a large distributor prior to the 2005/2006 season. In addition, sales patterns in the fourth quarter of 2005 were affected by conversion of the U.S. supply from the lyophilized formulation to the new liquid formulation of Synagis, which primarily occurred during the month of November.

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

Ethyol—Ethyol accounted for approximately 8% of our product sales for 2005 and 2004. Worldwide Ethyol sales increased slightly to $95.0 million in 2005, as compared to $92.4 million in 2004, primarily due to an increase in the domestic sales price along with modest growth in international sales volumes for 2005.

FluMist—FluMist accounted for approximately 2% and 4% of our product sales for 2005 and 2004, respectively. Sales of FluMist were $21.3 million in 2005, as compared to $48.0 million in 2004, a decrease primarily due to lower unit sales volumes and the timing of revenue recognition for product shipped during 2003. Our 2005 sales of FluMist are comprised of 0.3 million doses sold during the first quarter of 2005 as the 2004/2005 influenza season came to an end and 1.3 million doses sold during the second half of 2005 related to the 2005/2006 influenza season. Our 2004 sales of FluMist of $48.0 million consisted of product sales for the 2004/2005 flu season of $20.9 million, representing estimated net doses of approximately 1.7 million, as well as $27.1 million of transfer price for product shipped to Wyeth during 2003 for the 2003/2004 influenza season. At December 31, 2003, the variables associated with FluMist product revenues were not determinable, largely due to low sales volume and the lack of returns history and comparable rebate redemption rates for the new product. As a result, product revenues associated with the doses that were shipped to Wyeth in 2003 were not recognized until the first quarter of 2004.

Other Products—Sales of other products include sales of CytoGam, NeuTrexin, and by-products that result from the CytoGam manufacturing process, as well as sales of RespiGam in 2004, and amounted to $41.8 million in 2005 as compared to $41.3 million for 2004. The increase is primarily due to a 3% increase in sales of CytoGam.

Revenues—Other Revenues

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

Cost of Sales

Cost of sales for 2005 decreased 8% to $336.7 million from $366.4 million for 2004. Gross margins on product sales were 72% for 2005, up five percentage points from gross margins of 67% for 2004. Gross margins for all products, excluding FluMist, improved to 76% in 2005 from 75% in 2004, primarily due to manufacturing efficiencies and the $4.9 million recoupment of past royalty overpayments that was recognized as a reduction to cost of sales during the third quarter of 2005. The impact of FluMist reduced overall gross margins in 2005 and 2004 by four percentage points and eight percentage points, respectively . FluMist exerted less of a negative impact on gross margins for 2005 due primarily to focused efforts to gain manufacturing efficiencies and improved net revenue estimates for the 2006/2007 influenza season (see further discussion of inventory in the Critical Accounting Estimates section of this Management’s Discussion and Analysis).

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

Selling, General and Administrative Expenses

SG&A expenses increased 25% to $498.4 million in 2005 compared to $400.2 million in 2004. The increase is largely attributable to increased co-promotion expense, corresponding to the increase in domestic Synagis sales, and the continued expansion of the pediatric commercial organization. Co-promotion expense was $192.2 million in 2005 and $168.3 million in 2004. Also included in SG&A expense in 2005 is amortization expense of $41.3 million associated with the intangible asset for U.S. co-promotion rights for Synagis that was acquired and recorded during the third quarter of 2005. As a percentage of product sales, SG&A expense increased to 41% of product sales for 2005 compared to 36% of product sales in 2004.

Impairment of Intangible Asset

As a result of entering into agreements to dissolve the collaboration with Wyeth during April 2004, we recorded a permanent impairment loss of $73.0 million that represented the remaining unamortized cost originally recorded for the collaboration with Wyeth.

Acquired IPR&D

We recorded charges for acquired IPR&D of $43.7 million in 2005 in conjunction with the acquisition of the outstanding equity interests in Cellective. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values, with a portion allocated to the estimated value of acquired IPR&D. During 2005 and 2004, we also recorded charges for acquired IPR&D of $4.7 million and $29.2 million, respectively, in conjunction with our reacquisition of the influenza vaccines franchise from Wyeth. The charges represent the estimated relative fair value of purchased in-process technologies and research and development projects, primarily refrigerated FluMist at the acquisition date, including the impact of subsequent milestone payments, calculated utilizing the income approach. See further discussion of IPR&D in the Critical Accounting Estimates section of this Management’s Discussion and Analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Historically, our capital requirements have been funded from cash provided by operations, investments on hand and proceeds from the issuance of debt. Our primary source of outside liquidity during 2006 was the issuance of $1.15 billion in convertible notes. In April 2006 we entered into a three-year $600.0 million credit facility that provides for collateralized revolving borrowings and letters of credit. As of December 31, 2006, there were no outstanding borrowings under the credit facility. Management believes that internally generated cash flow as well as our existing funds and borrowing capacity under our credit facility will be adequate to service our existing debt and other cash requirements.

Cash and marketable securities were $1,505.2 million at December 31, 2006 as compared to $1,471.9 million at December 31, 2005. Working capital increased to $794.3 million at December 31, 2006 from $(111.2) million as of December 31, 2005.

Operating Activities

Net cash used in operating activities was $127.6 million in 2006 as compared to cash provided of $110.7 million in 2005. Operating cash flows are driven by changes in net income, as adjusted for the impact of non-cash charges and differences in the timing of cash flows and earnings recognition. The decrease in operating cash flows is attributable to incremental payments to Abbott for the Synagis U.S. co-promotion rights totaling $229.7 million in 2006. Trade receivable balances as of December 31, 2005 were higher due to the launch of the liquid formulation of Synagis late in the fourth quarter of 2005. Trade receivable balances as of December 31, 2006 have resumed more normal levels.

Investing Activities

Cash provided by investing activities during 2006 amounted to $87.5 million, as compared to cash used of $59.9 million during 2005. Cash provided by investing activities in 2006 included net reductions to our investment portfolio of $183.4 million; proceeds from dispositions of minority interest investments totaling $41.8 million; and proceeds of $56.9 million from the sale of CytoGam; partially offset by capital expenditures totaling $142.2 million, primarily for the construction of our pilot lab and office facility in Gaithersburg, Maryland; and new investments by our venture capital subsidiary of $52.4 million.

Financing Activities

Cash provided by financing activities during 2006 amounted to $246.2 million as compared to cash used of $68.8 million during 2005. The increase is primarily due to the net proceeds from the June 2006 issuance of convertible senior notes and related hedging and stock repurchase transactions of approximately $841.6 million. The proceeds were used in part to retire $489.6 million of our existing 1% convertible senior notes in July 2006. The remaining proceeds were used to fund payments of $229.7 million to Abbott for the Synagis U.S. co-promotion rights and to fund additional stock repurchases as well as capital expenditures. In the aggregate, we made cash payments of $318.8 million and $105.9 million during 2006 and 2005, respectively, to repurchase shares of our common stock. During 2006, $62.1 million was received upon the exercise of employee stock options as compared to $41.9 million received in 2005.

During June 2006, we issued $1.15 billion in convertible senior notes (the “Notes”) for total proceeds of $1.13 billion, net of debt issuance costs. In connection with the issuance of the Notes, we entered into separate convertible note hedge transactions and separate warrant transactions with respect to our common stock (collectively referred to as the “Call Spread Transactions”). The Call Spread Transactions have the effect of reducing the potential dilution upon conversion of the Notes. As a result of the Call Spread Transactions, we do not anticipate experiencing dilution from the issuance of the Notes unless the price of our common stock appreciates above $47.67 per share, effectively increasing the conversion premium to $47.67. We purchased call options to cover approximately 34.5 million shares of our common stock at a strike price of $33.37 per share for $316.5 million, and sold warrants to acquire approximately 34.5 million shares of our common stock at a strike price of $47.67 per share for aggregate proceeds of approximately $177.0 million. Concurrently with the sale of the Notes, we used $148.0 million of the net proceeds to repurchase approximately 5.4 million shares of our common stock in privately negotiated transactions. The Notes were issued in part to redeem our $500.0 million of 1% convertible senior notes that were called by most of the bondholders in July 2006. We intend to use the balance of the proceeds for general corporate purposes, including potential acquisitions, in-licensing and collaboration opportunities, and additional share repurchases. Standard & Poors subsequently reiterated their BBB rating, considered to be investment grade, on our outstanding public debt.

During May 2006, our Board of Directors authorized management to repurchase up to $500.0 million of the Company’s common stock in the open market or in privately negotiated transactions in addition to the $500.0 million approved for purchase from 2003 through 2006. As of February 21, 2007, approximately $268.1 million of the $500.0 million newly authorized amounts remained available for additional repurchases of stock. We are holding repurchased shares as treasury shares and are using them for general corporate purposes, including but not limited to acquisition-related transactions and for issuance upon exercise of outstanding stock options.

Cash Requirements

We expend cash to finance our research and development and clinical trial programs; to fund acquisitions; to obtain access to new technologies through collaborative research and development agreements with strategic partners, through our venture capital subsidiary, or through other means; to fund capital projects; and to finance the production of inventories.

In 2007, we will continue construction of the new cell culture manufacturing facility located adjacent to our existing biologics facility in Frederick, Maryland, which we plan to use as a manufacturing site for potential new monoclonal antibody products that emerge from our pipeline, including Numax. We expect our capital expenditures to approximate $200 million in 2007.

The following table summarizes our contractual obligations and commitments as of December 31, 2006 that we anticipate will require significant cash outlays in the future (in millions):

Contractual Obligations	Total	2007	2008	2009	2010	2011	Beyond
Long-term debt	$1,165.5	$1.1	$0.7	$10.8	$0.4	$575.4	$577.1
Facilities operating leases	81.0	12.9	11.0	9.4	8.9	8.1	30.7
Purchase obligations	137.0	34.3	29.2	23.1	16.8	16.8	16.8
Obligations to Abbott (1)	51.1	51.1	—	—	—	—	—
Total contractual obligations	$1,434.6	$99.4	$40.9	$43.3	$26.1	$600.3	$624.6
Other Commercial Commitments
Standby letters of credit (2)	$4.1	$4.1	$—	$—	$—	$—	$—
Other contractual commitments (3)	56.9	56.9	—	—	—	—	—
Total other commercial commitments	$61.0	$61.0	$—	$—	$—	$—	$—

(1)          Represents the present value of the probable incremental payments to be made to Abbott as a result of the amended terms of the co-promotion agreement in excess of the value of the co-promotion services to be rendered, as determined under the original agreement. In addition, if Numax is not approved by the FDA before September 1, 2008, we would pay Abbott a portion of the proceeds from the sales of Synagis in the U.S. for up to a two-year period beginning at such time; such contingent amounts are not included above.

(2)          We have guaranteed performance under certain agreements related to our construction projects. The undiscounted maximum potential amount of future payments that we could be required to make under such guarantees, in the aggregate, is approximately $4.1 million. As of December 31, 2006, there was $4.5 million of restricted collateral relating to our outstanding letters of credit under the credit facility.

(3)          We have entered into a number of research and development collaborations, in-licensing agreements and other contractual arrangements to gain access to new product candidates and technologies, to further develop our products and technology, and to perform clinical trials. The amounts indicated as commitments under these agreements represent expected noncancelable funding obligations under these agreements. The amounts exclude cancelable funding commitments, contingent commitments for development milestone payments as well as sales-related milestone payments and royalties relating to potential future product sales under these agreements. These potential payments have been excluded since the amount, timing and likelihood of these payments is unknown as they are dependent on the occurrence of future events that may or may not occur, such as the granting by the FDA of a license for product marketing in the United States.

Off-Balance Sheet Arrangements—We have not entered into any transactions, agreements or other contractual arrangements that meet the definition of off-balance sheet arrangements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our risk-management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Our primary market risks as of December 31, 2006 are our exposures to loss resulting from changes in interest rates, equity prices and foreign currency exchange rates.

Marketable securities—As of December 31, 2006, our excess cash balances are primarily invested in marketable debt securities with investment grade credit ratings. Substantially all of our cash and cash equivalents and short-term and long-term investments are held in custody by three major U.S. financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Our investments consist principally of U.S. government and agency securities and corporate notes and bonds. The maturities range from one month to seven years. Our investment guidelines are intended to limit the amount of investment exposure as to issuer, maturity, and investment type. The fair value of these investments is sensitive to changes in interest rates. Further, interest income earned on variable rate debt securities is exposed to changes in the general level of interest rates.

The following table presents principal cash flows and weighted average interest rates by expected maturity dates for each class of debt security with similar characteristics (in millions):

									Fair
	2007	2008	2009	2010	2011	2012	2013	Total	Value
U.S. Gov’t and Agencies	$139.3	$26.9	$35.5	$15.0	$30.0	$—	$—	$246.7	$244.4
Interest Rate	4.4%	4.5%	4.3%	4.3%	4.5%	—%	—%
Corp. Notes and Bonds	$268.3	$269.3	213.1	$42.1	$53.4	$2.0	$—	$848.2	$859.3
Interest Rate	5.5%	4.0%	5.5%	4.4%	5.1%	6.6%	—%

Minority interest investments—We are exposed to equity price risks and risk of impairment related to our minority interest investments. MedImmune Ventures, Inc., our wholly-owned venture capital subsidiary, manages our current portfolio of minority interest investments and endeavors to make investments in public or private biotechnology companies focused on discovering and developing human therapeutics. Our Board of Directors has approved funding to MedImmune Ventures for up to $300 million in investments, of which $152.2 million has been invested as of February 21, 2007. MedImmune Ventures will invest primarily in areas of strategic interest to MedImmune, including infectious disease, inflammatory disease and cancer. The cost basis of MedImmune Ventures’ investment holdings, net of divestitures and impairment writedowns, was $89.4 million as of December 31, 2006.

Our minority interest investments are subject to adjustment for other-than-temporary impairments. We recognize impairment charges in the consolidated statements of operations when a decline in the fair value of an investment falls below its cost value and is judged to be other than temporary. We consider various factors in determining whether we should recognize an impairment charge, including: the length of time and extent to which the fair value has been less than our cost basis; the financial condition and near-term prospects of the issuer; fundamental changes to the business prospects of the investee; share prices of subsequent offerings; and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During 2006, 2005 and 2004, we recorded impairment losses of $14.7 million, $8.6 million and $13.7 million, respectively, based on the duration and magnitude of the declines in fair value, as well as the financial condition and near-term prospects of the investee companies. We expect the volatility in the fair value of our minority investments to continue and, therefore, the value assigned to the investments could change significantly from period to period.

As of December 31, 2006, MedImmune Ventures’ portfolio included approximately 8.5 million shares of common stock of five publicly traded companies with a cost basis, net of impairment writedowns, of $28.8 million and fair value of $38.9 million. The remainder of MedImmune Ventures’ portfolio as of December 31, 2006 consists primarily of minority interest investments in privately-held biotechnology companies. The investments are maintained on the cost or equity method of accounting, according to the facts and circumstances of the individual investment. For investments carried on the equity method, we record our proportionate share of the investees’ gains or losses on a quarterly basis, which was immaterial during 2006, 2005 and 2004. As of December 31, 2006, the investments in privately-held companies had a cost basis of $60.6 million, net of impairment writedowns.

Long-term Debt—Our outstanding indebtedness of $1,165.5 million at December 31, 2006 is in the form of notes that bear interest primarily at fixed rates. Maturities for all long-term debt for the next five years are as follows: 2007, $1.1 million; 2008, $0.7 million; 2009, $10.8 million; 2010, $0.4 million; and 2011, $575.4 million.

In June 2006, we issued $575 million aggregate principal amount of convertible senior notes due 2011 (“2011 Notes”) and $575 million aggregate principal amount of convertible senior notes due 2013 (“2013 Notes”) (collectively referred to as the “Notes”). The 2011 Notes and 2013 Notes bear interest at 1.375% per annum and 1.625% per annum, respectively, in each case payable semi-annually in arrears. The estimated fair value of the 2011 Notes and 2013 Notes at December 31, 2006, based on quoted market prices, was $651.2 million and $662.0 million, respectively.

As of December 31, 2006, $10.4 million aggregate principal amount of convertible senior notes issued in July 2003 are outstanding. These notes, which are due in 2023, bear interest at 1.0% per annum payable semi-annually in arrears. Beginning with the six-month interest period commencing July 15, 2006, if the average trading price of these notes during specified periods equals or exceeds 120% of the principal amount of such notes, we will pay contingent interest equal to 0.175% per six-month period of the average trading price per $1,000 of the principal amount during such periods. As a result, if the market value of these notes appreciates significantly in the future, we could be obligated to pay amounts of contingent interest.

On April 25, 2006, the Company entered into a $600.0 million credit facility with a three-year term. The credit facility provides for revolving borrowings and letters of credit collateralized by the Company’s marketable securities, which become restricted to the extent the credit facility is utilized. Borrowings bear interest at a variable rate based on prime or LIBOR rates, and the Company is obligated for a commitment fee associated with the unused portion of the credit facility. As of December 31, 2006, there were no outstanding borrowings under the credit facility.

Foreign Currency—Expenditures relating to our manufacturing operations in the U.K. and the Netherlands are paid in local currency. We have not hedged our expenditures relating to these manufacturing operations; therefore, foreign currency exchange rate fluctuations may result in increases or decreases in the amount of expenditures recorded. Additionally, certain of our distribution agreements outside the U.S. provide for us to be paid based upon sales in local currency. As a result, changes in foreign currency exchange rates could affect the amount we expect to collect under these agreements.

We have entered into a Euro-denominated supplemental manufacturing contract with Boehringer Ingelheim Pharma GmbH & Co. KG (“BI”) for the supplemental manufacturing of Synagis. Fluctuations in the Euro to U.S. Dollar exchange rate may lead to changes in our U.S. Dollar cost of manufacturing. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. As of December 31, 2006, we did not have any open foreign exchange forward contracts. Currently, we have firm commitments with BI for planned production and fill/finish through 2012 for approximately 80.0 million Euros ($105.6 million as of December 31, 2006).

ITEM 8.                CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of MedImmune, Inc.:

We have completed integrated audits of MedImmune Inc’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MedImmune Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company changed its method of accounting for share-based compensation, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment”.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, Virginia
February 27, 2007

MEDIMMUNE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(in millions)
ASSETS:
Cash and cash equivalents	$359.4	$153.4
Marketable securities	468.0	457.1
Trade receivables, net	234.0	281.0
Inventory, net	85.3	69.4
Deferred tax assets, net	19.7	58.0
Other current assets	39.1	18.4
Total Current Assets	1,205.5	1,037.3
Marketable securities	677.8	861.4
Property and equipment, net	481.6	381.4
Deferred tax assets, net	278.4	128.6
Intangible assets, net	219.4	323.5
Other assets	90.5	47.8
Total Assets	$2,953.2	$2,780.0
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$45.5	$37.0
Accrued expenses	180.4	242.1
Product royalties payable	98.0	93.0
Convertible senior notes	—	500.0
Other current liabilities	87.3	276.4
Total Current Liabilities	411.2	1,148.5
Long-term debt	1,164.4	5.2
Other liabilities	0.4	55.8
Total Liabilities	1,576.0	1,209.5
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5.5 million shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 420.0 million shares authorized; 255.5 million shares issued at December 31, 2006 and 2005	2.6	2.6
Paid-in capital	2,706.5	2,688.5
Accumulated deficit	(819.4)	(842.5)
Accumulated other comprehensive loss	(4.7)	(11.0)
	1,885.0	1,837.6
Less: Treasury stock at cost; 16.9 million shares as of December 31, 2006 and 8.5 million shares at December 31, 2005	(507.8)	(267.1)
Total Shareholders’ Equity	1,377.2	1,570.5
Total Liabilities and Shareholders’ Equity	$2,953.2	$2,780.0

The accompanying notes are an integral part of these financial statements.

MEDIMMUNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2006	2005	2004
	(In millions, except per share data)
Revenues:
Product sales	$1,221.2	$1,221.0	$1,124.0
Other revenue	55.6	22.9	17.1
Total revenues	1,276.8	1,243.9	1,141.1
Costs and expenses:
Cost of sales	327.7	336.7	366.4
Research and development	448.9	384.6	327.3
Selling, general and administrative	541.2	498.4	400.2
Other operating expenses	16.0	12.5	8.6
Impairment of intangible asset	—	—	73.0
Acquired in-process research and development	—	48.4	29.2
Gain on sale of assets	(48.5)	—	—
Total expenses	1,285.3	1,280.6	1,204.7
Operating loss	(8.5)	(36.7)	(63.6)
Interest income	67.1	62.0	65.5
Interest expense	(18.0)	(9.2)	(8.4)
Gain (loss) on investment activities	34.0	(8.6)	(2.7)
Earnings (loss) before income taxes	74.6	7.5	(9.2)
Income tax provision (benefit)	25.9	24.1	(5.4)
Net earnings (loss)	$48.7	$(16.6)	$(3.8)
Basic earnings (loss) per share	$0.20	$(0.07)	$(0.02)
Shares used in calculation of basic earnings (loss) per share	243.1	246.9	248.6
Diluted earnings (loss) per share	$0.20	$(0.07)	$(0.02)
Shares used in calculation of diluted earnings (loss) per share	246.3	246.9	248.6

The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2006	2005	2004
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$48.7	$(16.6)	$(3.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Gain on sale of Cytogam assets	(48.5)	—	—
Share-based compensation expense	34.2	—	—
Windfall tax benefit of share-based compensation expense	(3.9)	—	—
Impairment of intangible asset	—	—	73.0
Charges for acquired in-process research and development	—	48.4	29.2
Deferred taxes	15.8	17.7	9.6
Depreciation and amortization	126.8	78.6	41.1
Advances from Wyeth	—	—	(51.9)
Amortization of premium on marketable securities	9.8	14.8	14.2
Amortization of deferred compensation	—	0.1	1.1
Realized (gain) loss on investments, net	(34.0)	8.6	2.7
Increase (decrease) in sales allowances	(0.6)	6.2	13.5
Losses on write-downs of inventory	21.9	41.9	70.9
Other, net	7.5	4.7	0.9
Increase (decrease) in cash due to changes in assets and liabilities:
Trade receivables	39.7	(84.8)	(45.6)
Inventory	(43.4)	(44.7)	(43.1)
Other assets	(22.3)	16.7	(2.9)
Accounts payable and accrued expenses	(51.3)	(1.9)	33.3
Product royalties payable	5.0	7.2	4.1
Other liabilities	(233.0)	13.8	(1.6)
Net cash provided by (used in) operating activities	(127.6)	110.7	144.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in securities available for sale	(537.6)	(218.5)	(652.9)
Maturities of securities available for sale	631.3	160.0	182.9
Proceeds from sales of securities available for sale	89.7	223.6	308.0
Capital expenditures	(142.2)	(91.5)	(79.8)
Proceeds from sale of Cytogam assets, net	56.9	—	—
Purchase of assets from Cellective, net of cash acquired	—	(44.0)	—
Purchase of promotion rights from Abbott	—	(70.0)	—
Purchase of assets from Wyeth	—	(5.0)	(34.8)
Minority interest investments	(52.4)	(14.5)	(24.3)
Proceeds from sales of minority interest investments	41.8	—	—
Net cash provided by (used in) investing activities	87.5	(59.9)	(300.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	62.1	41.9	19.5
Windfall tax benefit of share-based compensation expense	3.9	—	—
Share repurchases	(318.8)	(105.9)	(30.0)
Debt prepayments	(489.6)	—	(172.7)
Repayments on long-term obligations	(1.0)	(4.8)	(4.7)
Proceeds from issuance of long-term debt, net of issuance costs	1,129.1	—	—
Purchase of call options on convertible senior notes	(316.5)	—	—
Proceeds from issuance of warrants	177.0	—	—
Net cash provided by (used in) financing activities	246.2	(68.8)	(187.9)
Effect of exchange rate changes on cash	(0.1)	0.1	(0.1)
Net increase (decrease) in cash and cash equivalents	206.0	(17.9)	(344.2)
Cash and cash equivalents at beginning of year	153.4	171.3	515.5
Cash and cash equivalents at end of year	$359.4	$153.4	$171.3
Supplemental cash flow data:
Cash paid during the year for interest, net of amounts capitalized	$3.8	$4.2	$9.7
Cash paid (received) during the year for income tax payments (refunds)	$2.0	$(3.5)	$3.1

The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.
Consolidated Statements of Cash Flows (Continued)

Supplemental schedule of noncash investing activities:

In August 2005, the Company amended its co-promotion agreement with Abbott Laboratories (“Abbott”) for sales of Synagis in the U.S. to, among other things, assume full selling and marketing responsibilities for Synagis beginning in July 2006. In connection with this transaction, the Company recorded an intangible asset of $360.4 million which represented the estimated fair value of the exclusive promotion rights, determined as the aggregate present value of the incremental payments to be made to Abbott as a result of the amended terms of the agreement in excess of the value of the co-promotion services to be rendered, as determined under the previous agreement. Of the $360.4 million initially recorded as an intangible asset, $70.0 million represents cash payments made during the third quarter of 2005 and the remaining balance of $290.4 million represents the present value as of the acquisition date of the future incremental payments that the Company deems probable, which were recorded as liabilities in the consolidated balance sheet.

Certain of the incremental payments, which were variable based on actual sales, differed from the initial estimates. The resulting impact was to reduce the carrying amount of the intangible asset and the related liability by $14.3 million (see Note 10).

The accompanying notes are an integral part of these financial statements.

MedImmune, Inc.
Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common Stock,				Accumulated	Other
	$0.01 par		Paid-in	Deferred	Earnings	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Shares	Amount	Total
Balance, December 31, 2003	254.3	$2.5	$2,673.1	$(1.4)	$(772.9)	$27.7	(6.2)	$(229.8)	$1,699.2
Net loss	—	—	—	—	(3.8)	—	—	—	(3.8)
Change in foreign currency translation adjustment	—	—	—	—	—	0.5	—	—	0.5
Change in unrealized gain/loss on investments, net of tax of $9.9 million	—	—	—	—	—	(19.2)	—	—	(19.2)
Change in unrealized gain/loss on cash flow hedges, net of tax of $1.4 million	—	—	—	—	—	2.1	—	—	2.1
Comprehensive loss									(20.4)
Common stock options and warrants exercised	0.9	0.1	7.3	—	(11.8)	—	0.5	19.3	14.9
Issuance of common stock under the employee stock purchase plan	0.2	—	4.6	—	—	—	—	—	4.6
Repurchases of common stock	—	—	—	—	—	—	(1.2)	(30.0)	(30.0)
Tax benefit associated with the exercise of stock options	—	—	5.2	—	—	—	—	—	5.2
Amortization of deferred compensation for the vesting of stock options	—	—	—	1.1	—	—	—	—	1.1
Reversal of deferred compensation for cancellation of stock options	—	—	(0.2)	0.2	—	—	—	—	—
Balance, December 31, 2004	255.4	2.6	2,690.0	(0.1)	(788.5)	11.1	(6.9)	(240.5)	1,674.6
Net loss	—	—	—	—	(16.6)	—	—	—	(16.6)
Change in foreign currency translation adjustment	—	—	—	—	—	(1.0)	—	—	(1.0)
Change in unrealized gain/loss on investments, net of tax of $12.0 million	—	—	—	—	—	(21.1)	—	—	(21.1)
Comprehensive loss									(38.7)
Common stock options and warrants exercised	0.1	—	—	—	(34.6)	—	2.1	70.9	36.3
Issuance of common stock under the employee stock purchase plan	—	—	—	—	(2.8)	—	0.3	8.4	5.6
Repurchases of common stock	—	—	—	—	—	—	(4.0)	(105.9)	(105.9)
Tax benefit associated with the exercise of stock options	—	—	7.6	—	—	—	—	—	7.6
Amortization of deferred compensation for the vesting of stock options	—	—	—	0.1	—	—	—	—	0.1
Tax reversal of paid-in capital related to the expiration of Aviron stock options	—	—	(9.1)	—	—	—	—	—	(9.1)
Balance, December 31, 2005	255.5	2.6	2,688.5	—	(842.5)	(11.0)	(8.5)	(267.1)	1,570.5
Net earnings	—	—	—	—	48.7	—	—	—	48.7
Change in foreign currency translation adjustment	—	—	—	—	—	0.3	—	—	0.3
Change in unrealized gain/loss on investments, net of tax of $3.7 million	—	—	—	—	—	6.0	—	—	6.0
Comprehensive income									55.0
Common stock options exercised	—	—	—	—	(24.0)	—	2.5	79.2	55.2
Issuance of common stock under the employee stock purchase plan	—	—	—	—	(1.6)	—	0.3	8.6	7.0
Repurchases of common stock	—	—	—	—	—	—	(11.2)	(328.5)	(328.5)
Tax benefit associated with the exercise of stock options	—	—	9.3	—	—	—	—	—	9.3
Share-based compensation expense	—	—	35.8	—	—	—	—	—	35.8
Purchase of call options on convertible senior notes, net of tax benefit of $112.4 million	—	—	(204.1)	—	—	—	—	—	(204.1)
Issuance of warrants			177.0						177.0
Balance, December 31, 2006	255.5	$2.6	$2,706.5	$—	$(819.4)	$(4.7)	(16.9)	$(507.8)	$1,377.2

MedImmune, Inc.
Notes to Consolidated Financial Statements

1.   ORGANIZATION

MedImmune, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is a biotechnology company headquartered in Gaithersburg, Maryland. The Company is committed to advancing science to develop better medicines that help people live healthier, longer and more satisfying lives. The Company currently focuses its efforts on using biotechnology to produce innovative products for prevention and treatment in the therapeutic areas of infectious disease, cancer and inflammatory disease. The Company primarily develops monoclonal antibodies and vaccines. The Company markets three products: Synagis, FluMist and Ethyol, and has a diverse pipeline of development-stage products. During December 2006, the Company sold its CytoGam assets.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies applied in the preparation of these financial statements are as follows:

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Seasonality—The Company’s largest revenue-generating product, Synagis, is used to prevent respiratory syncytial virus (“RSV”) disease in high-risk infants. RSV is most prevalent in the winter months in the Northern Hemisphere. Because of the seasonal nature of RSV, limited sales, if any, of Synagis are expected during the second and third quarters of any calendar year, causing results to vary significantly from quarter to quarter. Sales of Synagis comprised approximately 87%, 87% and 84% of total product sales for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Fair Value of Financial Instruments—The carrying amount of financial instruments, including cash and cash equivalents, trade receivables, contracts receivable, other current assets, accounts payable and accrued expenses, approximate fair value as of December 31, 2006 and 2005 due to the short maturities of these instruments.

Concentration of Credit Risk—The Company sells its products primarily to a limited number of pharmaceutical wholesalers and distributors without requiring collateral. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses when necessary. As of December 31, 2006, trade accounts receivable included four customers that each accounted for 25%, 23%, 17% and 14% of gross trade accounts receivable, respectively. As of December 31, 2005, trade accounts receivable included four customers that each accounted for 39%, 15%, 12% and 10% of gross trade accounts receivable, respectively.

Inventory—Inventories are stated at the lower of cost or market, determined using the first-in, first-out method.

The Company currently outsources certain manufacturing activities for certain of its marketed products for select territories under manufacturing and supply agreements. The products manufactured under these agreements are included in inventory when the Company obtains title to the product and assumes the risk of loss.

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

As of December 31, 2006 and 2005, the Company did not have pre-approval inventories on the consolidated balance sheets.

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

Sales Allowances—Product sales are recorded net of allowances for estimated chargebacks, returns, discounts, and government rebates. Both in the U.S. and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. The Company estimates the portion of its sales that will be covered by government insurance and records allowances at a level that management believes is sufficient to cover estimated requirements for reimbursements. During the fourth quarter of 2006, the allowance for government reimbursements for states where potential rebates had not been sought previously was reduced by $20.2 million, resulting in an increase to product revenues, to reflect the impact of legislative mandates for increased reporting capabilities and updated information on the intent and ability of various states to determine and file such claims. Allowances for discounts, returns, and chargebacks, which are netted against accounts receivable, totaled $26.6 million and $20.6 million at December 31, 2006 and 2005, respectively. Allowances for government reimbursements were $44.4 million and $52.5 million as of

December 31, 2006 and 2005, respectively, and are included in accrued expenses in the accompanying balance sheets.

Contract Revenues—The Company uses the milestone payment method of accounting for contract revenues, recognizing revenue when all milestones to be received under contractual arrangements are determined to be substantive, at-risk and the culmination of an earnings process. Substantive milestones are payments that are conditioned upon an event requiring substantive effort, when the amount of the milestone is reasonable relative to the time, effort and risk involved in achieving the milestone and when the milestones are reasonable relative to each other and the amount of any upfront payment. If all of these criteria are not met, then the Company will use the contingency-adjusted performance model.

Royalty Revenues—The Company receives royalties from licensees, based on third-party sales of licensed products or technologies. Royalties are recorded as earned in accordance with the contract terms when third-party results can be reliably measured and collectibility is reasonably assured.

RSV Franchise Revenues—Incremental revenue recognized under the amended terms of the Company’s international distribution agreement with Abbott International (“AI”), which represents amounts received in excess of the estimated fair value for product sales of Synagis, are recorded as other revenues in the Company’s consolidated statement of operations.

HPV Related Revenues—Royalties and milestone revenues related to the Company’s licensing of technology associated with HPV vaccines are recognized when determinable.

Government Contract Revenues—Revenues from the Company’s cost plus fixed-fee government contract are recognized as the costs are incurred, and fees are recognized on a pro rata basis of costs incurred to date to total estimated costs. Reimbursement of certain direct and indirect costs is recorded utilizing provisional rates, which are subject to periodic review, audit and adjustment to reflect actual rates.

Royalty Expense—Product royalty expense is recognized as a cost of sales concurrently with the recognition of product revenue, net of allowances for estimated chargebacks, returns, discounts, and government rebates, based on a contractually stipulated royalty percentage. Any adjustments to royalty expense that result from adjustments to contractually defined net sales are recorded as an adjustment to expense in the quarter they become known. During 2005, the Company recouped approximately $12.1 million from licensors related to overpayments under various royalty agreements. The Company recognized $4.9 million of this royalty recoupment as a reduction to cost of goods sold during 2005 after determining that related contingencies had been resolved. The remaining amount of $7.2 million has been deferred until fully realizable and is recorded in Other Current Liabilities at December 31, 2006 and 2005.

Research and Development Expenses—Research and development expenses include salaries, benefits and other headcount related costs for personnel performing research and development activities, clinical trial costs, clinical materials costs, contract and other outside service fees, supplies, facilities and overhead costs.

In the normal course of business, the Company enters into collaborative research and development and in-licensing agreements to acquire access to technology. These collaborative agreements usually require the Company to pay upfront fees and milestone payments. Upfront payments and milestones related to early stage technology are expensed as incurred. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved. The agreements may also require that the Company provide funding to its partners for research programs; such costs are expensed as incurred.

The Company recognizes costs for clinical trials and preclinical studies as incurred.

Co-promotion Expenses—Co-promotion expense in connection with the Company’s amended agreement with the Ross Products Division of Abbott to co-promote Synagis in the U.S. has been recognized as selling, general and administrative expense concurrently with the recognition of product revenue and has been calculated based on a contractual co-promotion percentage. Effective June 30, 2006, co-promotion services from Abbott were terminated.

Allowances for Doubtful Accounts—The Company recognizes bad debt expense as a component of selling, general and administrative expense. The Company estimates the allowances for doubtful accounts based on specific identification of estimated uncollectible amounts and a percentage of other gross trade accounts receivable balances outstanding at the end of the period, based upon an assessment of the concentration of credit risk and the financial condition and environment of its customers. Because of the seasonal nature of the Company’s largest product, Synagis, the accounts receivable balances fluctuate significantly. Accordingly, the allowance for doubtful accounts also fluctuates. Allowances for doubtful accounts, which are netted against accounts receivable, totaled $4.4 million and $2.9 million at December 31, 2006 and 2005, respectively.

Advertising Expense—The Company expenses production costs of advertising as incurred. Advertising costs for television time and space in publications are deferred until the first advertisement occurs. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $11.0 million, $11.0 million and $8.0 million, respectively.

Other Operating Expenses—Other operating expenses include manufacturing start-up costs and other manufacturing related costs associated with pre-approval products, as well as excess capacity charges associated with the non-RSV production portion of the Frederick manufacturing center.

Property and Equipment—Property and equipment are stated at cost. Interest incurred during the period of construction of facilities is capitalized until the asset is placed in service, after FDA licensure, if required, of the facility is obtained. Depreciation and amortization expense commence when the asset is placed in service for its intended purpose. Depreciation and amortization is computed using the straight-line method based upon the following estimated useful lives:

Years
Building and improvements	15-30
Manufacturing, laboratory and facilities equipment	5-15
Office furniture and equipment	3-7

Amortization of leasehold improvements is computed on the straight-line method based on the shorter of the estimated useful life of the improvement or the term of the lease. Upon the disposition of assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. Repairs and maintenance costs are expensed as incurred and were $12.4 million, $9.2 million and $8.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

FDA and other regulatory validation costs are capitalized as part of the effort required to acquire and construct long-lived assets, including readying them for their initial intended use, and are amortized over the estimated useful life of the asset.

The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers historical performance and anticipated future results in its evaluation of the potential impairment. Accordingly, when the indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when both the fair value and the sum of the expected future cash flows are less than the assets’ carrying value; no impairments were recognized during 2006, 2005, or 2004.

Intangible Assets—The Company’s intangible assets are definite-lived assets stated at amortized cost. Amortization of the intangible assets reflects the pattern in which the assets’ economic benefits are consumed or otherwise used up, unless such a pattern cannot be reasonably determined, in which case the straight-line method of amortization is used. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and continually evaluates the reasonableness of the remaining useful lives of these assets; no impairments were recognized during 2006, 2005 or 2004.

The intangible asset associated with the reacquisition of the U.S. co-promotion rights for Synagis is amortized based on total future projected domestic sales of Synagis. These projections are evaluated in conjunction with the annual long-range planning process, which typically occurs in the fourth quarter (see Note 10).

Goodwill—Goodwill represents the excess cost of the acquisition of Aviron, a California-based vaccine company, which occurred during 2002 (the “Acquisition”), over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but is evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. As of December 31, 2006 and 2005, goodwill totaled $3.7 million and $11.0 million, respectively, and is included in other long-term assets on the accompanying consolidated balance sheets.

During 2006, goodwill was decreased by $7.3 million for purchase accounting adjustments primarily related to pre-acquisition valuation allowances that have been released. During 2005, the Company recorded net adjustments to reduce goodwill by $13.8 million, of which $10.0 million resulted from the correction to certain prior period purchase accounting adjustments related to the Acquisition (see Note 17).

Derivative Instruments—Derivative instruments that are recorded on the balance sheet are reflected at fair value. Changes in fair value of derivatives on the balance sheet are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, depending on the type of hedge transaction. For foreign currency cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to inventory purchases, changes in the fair value of the derivative instruments are reported in other comprehensive income. The gains and losses on these derivatives that are reported in other comprehensive income are reclassified as earnings or losses in the periods in which the related inventory is sold. The ineffective portion, if any, of all hedges or gains or losses on cash-flow hedges related to inventory transactions that subsequently become not probable of occurring are recognized in the current period.

The Company is obligated to make certain payments to foreign suppliers in local currency. To hedge the effect of fluctuating foreign currencies in its financial statements, the Company may enter into foreign forward exchange contracts. Gains or losses associated with the forward contracts are computed as the difference between the foreign currency contract amount at the spot rate on the balance sheet date and the forward rate on the contract date. As of December 31, 2006 and December 31, 2005, the Company had no outstanding forward contracts.

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

Income Taxes—The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes.” Under FAS No. 109, deferred income taxes are recognized for tax attributes and for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce net deferred tax assets to the amount management determines is more likely than not to be realized. Future reversals of valuation allowances related to deferred tax assets established in acquisition purchase accounting will first be applied against goodwill and other intangibles when appropriate before recognition of a benefit in the consolidated statement of operations. Tax contingency reserves are established for income tax and contingent interest where the potential for loss is probable and reasonably estimable in accordance with FAS No. 5, “Accounting for Contingencies.”

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

Earnings Per Share—Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of common stock equivalents outstanding during the period, including outstanding stock options and warrants, is measured by the treasury stock method. The dilutive effect of the $1.15 billion convertible senior notes is measured, whether or not the contingent requirements have been met for conversion, using the treasury stock method if the conversion price of $33.37 is less than the average market price of the Company’s common stock for the period, because upon conversion, the par value is settled in cash and only the conversion premium is settled in shares of the Company’s common stock. The dilutive impact, if any, of the Company’s 1% convertible senior notes is measured using the if-converted method, regardless of whether the market price trigger has been met. Potential common shares are not included in the computation of diluted earnings per share if they are anti-dilutive.

Comprehensive Income—Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net earnings, such as translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities, and unrealized gains and losses on hedging instruments. Reclassification adjustments occur when the Company realizes gains or losses on sales of investments. During 2006 and 2004, reclassification adjustments for realized gains on available-for-sale marketable securities, net of tax, were $11.0 million and $6.7 million, respectively. Reclassification adjustments during 2005 were immaterial.

Stock-based Compensation—In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, a revision of FAS 123, “Share-based Payments.” FAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). FAS 123R is effective for the Company’s fiscal year beginning January 1, 2006. Adoption of the expense provisions of the statement has had and is expected to continue to have a material impact on the Company’s results of operations. The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation expense has been reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that had not vested as of January 1, 2006. The Company has implemented the straight-line expense attribution method, whereas the Company’s previous expense attribution method was the graded-vesting method, an accelerated method, described by FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

The Company’s adoption of FAS 123R using the modified prospective application requires the Company to determine the amount of eligible windfall tax benefits (the pool of windfall tax benefits) that are available on the adoption date to offset future shortfalls. The Company has elected to calculate the historical pool of windfall tax benefits (i.e., the amount that would have accumulated as of the adoption date of FAS 123R) using the “long-form method,” as provided in paragraph 81 of FAS 123R, and the “tax law ordering approach” to determine when the historic tax benefits are realized (tax benefits realized based on provisions in the tax law that identify the sequence in which stock option deductions are utilized for tax purposes). Subsequent to the adoption of FAS 123R, the Company will continue to track the balance of the pool of windfall tax benefits based on windfalls or shortfalls incurred after the adoption date.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions to share-based employee compensation in 2005 and 2004 (in millions, except per share data):

	2005	2004
Net loss, as reported	$(16.6)	$(3.8)
Add: share-based employee compensation expense included in historical results for the vesting of stock options assumed in conjunction with the Company’s acquisition of Aviron in January 2002, calculated in accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25,” net of related tax effect	0.1	0.7
Deduct: share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(43.3)	(55.3)
Pro forma net loss	$(59.8)	$(58.4)
Basic and diluted loss per share, as reported	$(0.07)	$(0.02)
Basic and diluted loss per share, pro forma	$(0.24)	$(0.24)

Defined Contribution Plans—The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. The Company also makes employer contributions, which primarily vest pro ratably over three years of service. During 2006, 2005 and 2004, the Company contributed approximately $4.7 million, $3.9 million and $3.2 million, respectively, in cash to the plan. The Company also sponsors various defined contribution savings plans covering its full-time non-U.S. employees.

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

New Accounting Standards—In July 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in accumulated deficit and other accounts as applicable. Although the Company has not made a final determination of the effect the adoption of FIN 48 will have on the Company’s financial position and results of operations, it is expected that the cumulative adjustment to accumulated deficit will range from $17 million to $61 million.  The adoption of FIN 48 will impact the amount of and balance sheet classification of deferred tax assets and liabilities, goodwill and other accounts as applicable, and result in greater volatility in the effective rate.

3.   SALE OF CYTOGAM

On December 14, 2006, the Company sold the worldwide rights to CytoGam and certain related assets to ZLB Behring AG (ZLB). The Company received aggregate consideration of $57.2 million for the rights and assets, net of transaction expenses, and may also receive up to an additional $70.0 million in contingent payments upon achievement by ZLB of specified sales milestones, the achievement of which are considered uncertain. In addition, the Company agreed to provide transition services related to CytoGam primarily for a period of up to 60 days subsequent to the closing date.

The Company recognized the proceeds received from the sale of the assets on the date of completion of the sale, and will recognize the proceeds received from the transition services as earned over the transition service period. The net pre-tax gain on the sale of assets recognized in the current quarter was $48.5 million.  Any contingent payments related to the sales milestones will be recognized as additional gain at the time of milestone achievement. As of December 31, 2006, approximately $0.2 million for transition services was recognized, and is included in Other Current Assets in the accompanying consolidated balance sheet.

The following table summarizes the carrying amounts of the major classes of assets included as part of the disposal group related to the divestiture (in millions):

Inventory	$7.3
Fixed assets	0.6
Total	$7.9

The transaction was accounted for as a disposal of assets, with the resulting gain included as a component of income from continuing operations.

4.   ACQUISITION OF CELLECTIVE THERAPEUTICS, INC.

On October 14, 2005, the Company acquired the outstanding equity interests of Cellective Therapeutics, Inc. (“Cellective”), a privately-held development-stage biopharmaceutical company, for approximately $44.0 million in cash, net of cash acquired of approximately $8.9 million. The transaction was accounted for as a purchase of assets with the purchase price allocated to assets acquired and liabilities assumed based on their relative fair values. At the time of the acquisition, Cellective had three preclinical stage programs developing monoclonal antibodies that target the B-cell antigens CD19, CD20 and CD22. Under the terms of the agreement, the Company also agreed to pay Cellective’s shareholders future contingent payments of up to approximately $105 million should the antibody programs achieve certain product development and sales milestones. The Company’s wholly-owned venture capital subsidiary, MedImmune Ventures, Inc., owned approximately 10% of the outstanding equity interests of Cellective prior to the acquisition. In connection with the transaction, the Company recorded a charge for acquired in-process research and development (“IPR&D”) of approximately $43.7 million during the fourth quarter of 2005. The charge for acquired IPR&D was not deductible for tax purposes. Significant efforts will be required to complete the projects and the Company does not anticipate material cash inflows until 8 to 10 years from the acquisition date, if ever. The nature, timing and projected costs associated with the remaining efforts for completion are not reasonably estimable at this time.

5.   GOVERNMENT CONTRACT

During the second quarter of 2006, the Company was awarded a five-year contract from the U.S. Department of Health and Human Services to develop cell-based seasonal and pandemic vaccines using our proprietary live, attenuated, intranasal influenza vaccine technology. The contract is cost-reimbursable plus a fixed fee and was initially anticipated to generate revenues of approximately $170.0 million.  The Company recognized $10.6 million of revenues under the contract during 2006, which is included in other revenue in the accompanying statements of operations. As of December 31, 2006, approximately $4.7 million is due from the government, which is included in other current assets in the accompanying balance sheet.

6.   SEGMENT, GEOGRAPHIC AND PRODUCT INFORMATION

The Company is organized along functional lines of responsibility as opposed to a product, divisional or regional organizational structure. The Company’s chief operating decision makers make decisions and assess the Company’s performance on a consolidated level. As such, the operations of the Company comprise one operating segment.

The Company sells its products primarily to pharmaceutical wholesalers, distributors and specialty distributors. The Company has contractual agreements with Abbott International, an affiliate of Abbott, for distribution of Synagis outside of the U.S., and with affiliates of Schering Plough Corporation (“Schering”) for international distribution of Ethyol. Customers individually accounting for at least ten percent of the Company’s product sales during the past three years are as follows:

	2006	2005	2004
Amerisource-Bergen Corp.	29%	35%	25%
McKesson HBOC, Inc.	18%	14%	18%
Cardinal Health, Inc.	15%	13%	15%
Abbott International	12%	12%	9%
Total % of product sales	74%	74%	67%

The breakdown of product sales by geographic region is as follows (in millions):

	2006	2005	2004
United States	$1,057.9	$1,055.6	$1,008.7
International	163.3	165.4	115.3
Total product sales	$1,221.2	$1,221.0	$1,124.0

The breakdown of long-lived assets by geographic region is as follows (in millions):

	2006	2005	2004
United States	$426.3	$324.3	$253.1
Europe	55.3	57.1	57.8
Total long-lived assets	$481.6	$381.4	$310.9

The breakdown of product sales is as follows (in millions):

	2006	2005	2004
Synagis	$1,065.0	$1,062.9	$942.3
Ethyol	87.2	95.0	92.4
FluMist (1)	36.4	21.3	48.0
Other products	32.6	41.8	41.3
Total product sales	$1,221.2	$1,221.0	$1,124.0

(1)          2004 amount includes revenue from sales in 2003 that were deferred due to lack of certainty associated with product returns and discounts in the initial launch season.

The breakdown of other revenues is as follows (in millions):

	2006	2005	2004
HPV related (1)	$25.6	$2.5	$—
RSV franchise (2)	18.2	17.1	7.5
Government and other (3)	11.8	3.3	9.6
Total other revenue	$55.6	$22.9	$17.1

(1)          Represents milestone and royalty revenue earned under the Company’s licensing arrangements for technology related to cervical cancer vaccines.

(2)          Represents revenue recognized under the Company’s international distribution agreement with Abbott International (see Note 18).

(3)          Represents revenue recognized under the government contract (see Note 5) as well as other licensing and milestone revenues, corporate funding and contract manufacturing revenues.

7.   CASH, CASH EQUIVALENTS AND INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investments in cash, cash equivalents and marketable securities are comprised of the following (in millions):

					Fair Value at Balance Sheet Date
		Cost/	Gross	Gross	Cash and	Short-Term	Long-Term
	Principal	Amortized	Unrealized	Unrealized	Cash	Marketable	Marketable
	Amount	Cost	Gains	Losses	Equivalents	Securities	Securities
December 31, 2006:
Cash and Money Market Mutual Funds	$34.5	$34.5	$—	$—	$34.5	$—	$—
Commercial Paper	333.5	332.6	—	—	324.9	7.7	—
U.S. Government and Agency Securities	246.7	246.9	—	(2.5)	—	138.8	105.6
Corporate Notes and Bonds (1)	848.2	874.9	0.1	(15.7)	—	282.6	576.7
Equity Securities	n/a	28.8	11.5	(1.4)	—	38.9	—
Total	$1,462.9	$1,517.7	$11.6	$(19.6)	$359.4	$468.0	$682.3
December 31, 2005:
Cash and Money Market Mutual Funds	$42.9	$42.9	$—	$—	$42.9	$—	$—
Commercial Paper	163.2	161.9	—	—	110.5	51.4	—
U.S. Government and Agency Securities	304.1	306.3	—	(4.3)	—	181.0	121.0
Corporate Notes and Bonds	905.1	942.5	0.7	(20.1)	—	182.7	740.4
Equity Securities	n/a	36.0	6.0	—	—	42.0	—
Total	$1,415.3	$1,489.6	$6.7	$(24.4)	$153.4	$457.1	$861.4

(1)          Includes $4.5 million of restricted collateral related to the credit facility (see Note 13), that is classified within other long-term assets in the accompanying balance sheet.

The amortized cost and fair market value of the Company’s investments in cash, cash equivalents and marketable securities at December 31, 2006, by contractual maturities are (in millions):

	Cost/
	Amortized	Fair
	Cost	Value
Equity securities	$28.8	$38.9
Due in one year or less	790.4	788.5
Due after one year through two years	553.3	540.9
Due after two years through five years	145.2	141.4
Total	$1,517.7	$1,509.7

The cost basis of the Company’s minority interest investments in privately-held companies was $60.6 million and $34.5 million as of December 31, 2006 and 2005, respectively, and is included in other assets in the accompanying consolidated balance sheets. The fair value of these investments is not readily determinable.

The Company reviews its investments in debt and equity securities for potential other-than-temporary impairment. During 2006, 2005 and 2004, the Company recorded impairment losses of $14.7 million, $8.6 million and $13.7 million, respectively, on certain of its investments in equity securities based on the duration and magnitude of the declines in fair value, as well as the financial condition and near-term prospects of the investee companies.

The following table shows the gross unrealized losses and fair value of the Company’s investments in marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in millions). Based on the credit worthiness of the issuers and the financial condition and near-term prospects of investee companies, and the Company’s ability and intent to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value, the Company determined that the unrealized losses are not other-than-temporary.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and Agency Securities	$67.5	$0.1	$112.5	$2.4	$180.0	$2.5
Corporate Notes and Bonds	112.3	0.2	668.8	15.5	781.1	15.7
Equity securities	10.9	1.4	—	—	10.9	1.4
Total	$190.7	$1.7	$781.3	$17.9	$972.0	$19.6

Proceeds from sales of marketable securities totaled $89.7 million, $223.6 million and $308.0 million in 2006, 2005 and 2004, respectively. Gross gains recognized on sales of securities in 2006, 2005 and 2004 were $18.1 million, $1.1 million and $11.2 million, respectively, as determined by specific identification. Gross losses recognized on sales of securities were $0.4 and $1.0 million during 2006 and 2005, respectively, and immaterial during 2004, as determined by specific identification.

During 2006, the outstanding equity interests of Avidia, Inc., a privately-held biopharmaceutical company in which the Company owned approximately 11%, were acquired by Amgen Inc. In connection with the transaction, the Company received proceeds of $39.8 million and recorded a pre-tax gain of approximately $30.6 million, and could recognize future additional gains up to $6 million upon the achievement of certain contingent milestone events.

8.   INVENTORY

Inventory, net of valuation reserves, at December 31, is comprised of the following (in millions):

	2006	2005
Raw materials	$12.6	$11.1
Work in process	24.3	42.4
Finished goods	48.4	15.9
	$85.3	$69.4

The Company recorded permanent inventory write-downs totaling $9.8 million, $14.3 million and $45.8 million during 2006, 2005 and 2004, respectively, to cost of goods sold to reflect total FluMist inventories at net realizable value. The Company recorded permanent inventory write-downs for unsold seasonal FluMist product of $10.2 million, $19.1 million and $4.3 million during 2006, 2005, and 2004, respectively.

The Company recorded permanent inventory write-downs of $3.3 million during 2005 for certain Synagis lots that were determined to be nonsaleable as they are outside of normal specifications and not recoverable. In connection with the Company’s plans to replace the lyophilized formulation of Synagis with the liquid formulation, the Company recorded a permanent inventory write-down at December 31, 2004 for excess inventories of $5.5 million in cost of goods sold. The write-down was based on an analysis of inventory quantities, including pending future purchase commitments, and projected sales levels of the lyophilized formulation of Synagis.

The Company recorded other permanent inventory write-downs totaling $1.9 million, $5.2 million and $15.3 million in cost of goods sold during 2006, 2005, and 2004, respectively.

9.   PROPERTY AND EQUIPMENT

Property and equipment, stated at cost at December 31, is comprised of the following (in millions):

	2006	2005
Land and land improvements	$30.4	$30.4
Buildings and building improvements	177.3	123.8
Leasehold improvements	90.6	55.7
Manufacturing, laboratory and facilities equipment	104.6	81.6
Office furniture, computers and equipment	82.7	62.2
Construction in progress	162.4	161.6
	648.0	515.3
Less accumulated depreciation and amortization	(166.4)	(133.9)
	$481.6	$381.4

As of December 31, 2006, construction in progress includes $82.9 million of engineering, construction and equipment costs and other professional fees related to laboratory space at the pilot plant facility and $35.7 million related to the expansion of the Company’s biologics manufacturing facility located in Frederick, Maryland. As of December 31, 2005, construction in progress includes $81.3 million of engineering and construction costs and other professional fees related to the pilot plant facility and administrative offices located in Gaithersburg, Maryland, and $65.7 million of engineering, construction and equipment costs related to the Company’s manufacturing facilities in Pennsylvania and the United Kingdom.

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $37.0 million, $30.5 million and $30.4 million, respectively.

Interest costs capitalized in connection with the Company’s construction activities totaled $1.7 million, $1.1 million and $1.6 million in 2006, 2005 and 2004, respectively.

10.   INTANGIBLE ASSETS

Intangible assets are comprised of the following at December 31, (in millions):

	2006		2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Co-promotion rights acquired from Abbott	$346.1	$(126.7)	$360.4	$(41.3)
Manufacturing know-how acquired from Evans	39.0	(39.0)	39.0	(34.6)
Other intangible assets	0.4	(0.4)	0.4	(0.4)
	$385.5	$(166.1)	$399.8	$(76.3)

In conjunction with the reacquisition of the co-promotion rights for Synagis in the United States (see Note 18), the Company recorded an intangible asset of $360.4 million during 2005, which represented the estimated fair value of the exclusive co-promotion rights, determined as the aggregate value of the incremental payments to be made to Abbott as a result of the amended terms of the agreement in excess of the value of the co-promotion services to be rendered, as determined under the previous agreement. Amortization of the intangible asset is computed based on projected future sales of Synagis over the expected period of active sales and marketing efforts in the United States, which was initially projected to continue through the first half of 2009. Certain of the incremental payments, which were variable based on actual sales, differed from the initial estimates. Accordingly, the obligation to Abbott was reduced by $14.3 million, resulting in a corresponding reduction to the gross carrying amount of the intangible asset. The Company also revised its assumptions for the transition from Synagis to Numax. The Company now expects to continue to actively market Synagis for children with congenital heart disease through the 2009/2010 season. As a result, the projected amortization period was extended through the first half of 2010.

Amortization for the Company’s intangible assets for the years ended December 31, 2006, 2005 and 2004 was $89.8 million, $50.0 million and $10.6 million, respectively. The estimated aggregate amortization for the remaining life of the assets is as follows (in millions):

For the year ended December 31, 2007	$72.7
For the year ended December 31, 2008	68.4
For the year ended December 31, 2009	53.8
For the year ended December 31, 2010	24.5
$219.4

11.   ACCRUED EXPENSES

Accrued expenses at December 31, are comprised of the following (in millions):

	2006	2005
Co-promotion expenses	$—	$90.6
Rebates due to government purchasers	44.4	52.5
Research and development expenses	55.7	12.0
Sales and marketing costs	14.1	16.0
Bonuses	21.0	17.3
Clinical trial costs	9.6	33.9
Other	35.6	19.8
	$180.4	$242.1

12.   FACILITIES LEASES

The Company leases manufacturing, warehouse, laboratory and administrative space under numerous operating leases. Under the leases, the Company is obligated to pay basic monthly rents as well as utilities and its proportionate share of taxes, assessments, insurance and maintenance costs. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $10.5 million, $8.8 million and $9.2 million, respectively.

The Company’s future minimum lease payments under operating leases are as follows (in millions):

Year Ending December 31,
2007	$12.9
2008	11.0
2009	9.4
2010	8.9
2011	8.1
Thereafter	30.7
$81.0

13.   LONG-TERM DEBT

Long-term debt at December 31, is comprised of the following (in millions):

	2006	2005
1.375% Convertible Senior Notes, due 2011	$575.0	$—
1.625% Convertible Senior Notes, due 2013	575.0	—
1% Convertible Senior Notes, due 2023	10.4	500.0
4% notes due to Maryland Department of Business and Economic Development, due 2016	4.1	4.5
7.53% note due to Maryland Industrial Development Finance Authority, due 2007 (collectively with the 4% notes referred to as the “Maryland Notes”)	0.9	1.5
Note due to Cooperative Rabobank, B.A., due 2009, variable interest rate	0.1	0.2
Credit facility, variable interest rate	—	—
	1,165.5	506.2
Less current portion included in other current liabilities	(1.1)	(501.0)
	$1,164.4	$5.2

Maturities of the Company’s long-term debt for the next five years are as follows: 2007 – $1.1 million; 2008 – $0.7 million; 2009 – $10.8 million; 2010 – $0.4 million; 2011 – $575.4 million.

Convertible Senior Notes Due 2011 and 2013—During June 2006, the Company issued in a private placement $575 million of convertible senior notes due 2011 (“2011 Notes”) and $575 million of convertible senior notes due 2013 (“2013 Notes”) (collectively referred to as the “Notes”). The 2011 Notes and 2013 Notes bear interest at 1.375% per annum and 1.625% per annum, respectively, in each case payable semi-annually in arrears on January 15 and July 15 of each year.

The Notes are senior unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 29.9679 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $33.37 per share). Upon conversion, a holder would receive cash up to the principal amount of the note and the Company’s common stock in respect of such note’s conversion value in excess of such principal amount. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) upon the occurrence of specified corporate transactions; and (4) at any time during the 30 day period immediately preceding the maturity date. Upon a change in control or termination of trading, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest. During September 2006, the Company filed a registration statement to cover resales of the Notes. The estimated fair value of the 2011 Notes and 2013 Notes as of December 31, 2006 was $651.2 million and $662.0 million, respectively, based on quoted market prices.

In connection with the issuance of the Notes, the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to reduce the potential dilution upon conversion of the Notes (collectively referred to as the “Call Spread Transactions”) (see Note 14). The Call Spread Transactions do not affect the rights of noteholders under the Notes. As a result of the Call Spread Transactions, the Company does not anticipate experiencing an increase in the total shares outstanding from the conversion of the Notes unless the price of its common stock appreciates above $47.67 per share, effectively increasing the conversion premium to the Company to $47.67. The Company purchased call options to cover approximately 34.5 million shares of the Company’s common stock (subject to adjustment in certain circumstances), which is the number of shares underlying the Notes. In addition, the Company sold warrants permitting the purchasers to acquire up to approximately 34.5 million shares of the Company’s common stock (subject to adjustment in certain circumstances).

1% Convertible Senior Notes—During July 2003, the Company issued $500.0 million of convertible senior notes due 2023 in a private placement. These notes bear interest at 1% per annum payable semi-annually in arrears on January 15 and July 15 of each year. Beginning July 2006, the Company will pay contingent interest on these notes during a six-month interest period if the average trading price of these notes equals or exceeds 120% of the principal amount of the notes. Under certain circumstances, these notes will be convertible into the Company’s common stock at an initial conversion price of approximately $68.18 per share.

As of December 31, 2005, the aggregate principal amount of the 1% convertible senior notes of $500.0 million was reclassified to current liabilities within the consolidated balance sheet as the holders of the notes could require the Company to redeem the notes during July 2006. On July 10, 2006, most of the holders of these notes exercised their put options requiring the Company to redeem the notes for cash at 100% of the principal amount of the notes, plus accrued and unpaid interest. On July 17, 2006, the Company paid $492.1 million to redeem the notes, including $489.6 million in aggregate principal amount and $2.5 million in accrued and unpaid interest. The remaining $10.4 million aggregate principal amount was not redeemed and is classified as long-term debt in the accompanying balance sheet, as holders of the notes are not able to exercise a put option requiring redemption until July 2009. On each of July 15, 2009, July 15, 2013 and July 15, 2019, holders may require the Company to purchase all or a portion of their 1% Notes for cash at 100% of the principal amount of the 1% Notes to be purchased, plus any accrued and unpaid interest; contingent interest, if any; and liquidated damages, if any. The estimated fair value of the 1% Notes as of December 31, 2005 was $488.9 million based on quoted market prices.

Collateralized Loans—The Maryland Notes are collateralized by the land, buildings and building fixtures of the Frederick manufacturing center. The agreements include a provision for early retirement of the notes by the Company. Pursuant to the terms of the agreements, the Company is required to meet certain financial and non-financial covenants including maintaining minimum cash balances and net worth ratios. The Company maintains a $0.4 million compensating balance related to the Maryland Notes, which is included in other assets.

The mortgage loan with Cooperative Rabobank B.A. is held by the Company’s subsidiary, MedImmune Pharma B.V., and is collateralized by the land and buildings of its manufacturing facility in Nijmegen, the Netherlands and guaranteed by the Company. Proceeds from the loan were used to partially fund the purchase of additional equipment for the facility. The mortgage loan, for which principal payments began in March 1995, has a 15-year term and bears interest at a quarterly variable rate. The interest rate as of December 31, 2006 and December 31, 2005 was 5.25% and 4.95%, respectively.

Credit Facility—On April 25, 2006, the Company entered into a $600.0 million credit facility with a three-year term. The credit facility provides for revolving borrowings and letters of credit collateralized by the Company’s marketable securities, which become restricted to the extent the credit facility is utilized. Borrowings bear interest at a variable rate based on prime or LIBOR rates, and the Company is obligated for a commitment fee associated with the unused portion of the credit facility. The credit facility contains covenants restricting the ability of the Company and its subsidiaries to incur indebtedness, grant liens, merge or liquidate, or make certain investments. As of December 31, 2006, there were no outstanding borrowings under the credit facility. As of December 31, 2006, there was $4.5 million of restricted collateral under the credit facility related to outstanding letters of credit, which is included in other long-term assets in the accompanying balance sheet.

14.   SHAREHOLDERS’ EQUITY

In connection with the issuance of the Notes (see Note 13) in June 2006, the Company entered into the Call Spread Transactions. The Call Spread Transactions have the effect of reducing the potential dilution upon conversion of the Notes. As a result of the Call Spread Transactions, the Company does not anticipate experiencing an increase in the number of shares outstanding from the conversion of the Notes unless the price of its common stock appreciates above $47.67 per share, effectively increasing the conversion premium to the Company to $47.67. The Company purchased call options in private transactions to cover approximately 34.5 million shares of the Company’s common stock at a strike price of $33.37 per share (subject to adjustment in certain circumstances) for $316.5 million ($204.1 net of tax benefit). The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Notes upon conversion. These call options will terminate the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. As of December 31, 2006, the estimated fair value of the call options was $410.2 million. The Company also sold warrants permitting the purchasers to acquire up to approximately 34.5 million shares of the Company’s common stock at an exercise price of $47.67 per share (subject to adjustments in certain circumstances) in private transactions for a total proceeds of approximately $177.0 million. The warrants may be settled over specified periods beginning in July 2011 and July 2013. The warrants provide for net share settlement. In no event shall the Company be required to deliver a number of shares in connection with the transaction in excess of twice the aggregate number of warrants. As of December 31, 2006, the estimated fair value of the warrants was $248.4 million. The Company analyzed the Call Spread Transactions under Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and determined that they meet the criteria for classification as equity transactions. As a result, in the second quarter of 2006 the Company recorded the purchase of the call options as a reduction in additional paid-in capital; and the proceeds of the warrants as an addition to paid-in capital, and the Company will not recognize subsequent changes in fair value of the agreements.

In May 2006, the Board of Directors authorized a new stock repurchase program for up to $500.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The previous stock repurchase program, which was approved in July 2003 for $500.0 million, was fully utilized as of June 2006. During 2006, the Company repurchased approximately 11.2 million shares of common stock at a cost of $328.5 million, or an average cost of $29.33 per share. In 2005, the Company repurchased approximately 4.0 million shares at a cost of $105.9 million, or an average cost of $26.18 per share. In 2004, the Company repurchased approximately 1.2 million shares at a cost of $30.0 million, or an average cost of $24.33 per share. The Company is holding repurchased shares as treasury shares and is using them for general corporate purposes, including but not limited to issuance upon exercise of outstanding stock options. During 2006 and 2005, the Company reissued 2.8 million and 2.4 million shares, respectively, from treasury.

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

15.   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the diluted EPS computation for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Numerator:
Net income (loss) for basic and diluted EPS	$48.7	$(16.6)	$(3.8)
Denominator:
Weighted average shares for basic EPS	243.1	246.9	248.6
Effect of dilutive securities:
Stock options and warrants	3.2	—	—
Convertible senior notes	—	—	—
Weighted average shares for diluted EPS	246.3	246.9	248.6
Basic earnings (loss) per share	$0.20	$(0.07)	$(0.02)
Diluted earnings (loss) per share	$0.20	$(0.07)	$(0.02)

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

If option or warrant exercise prices are greater than the average market price of the Company’s common stock for the period presented, the effect of including such options and warrants in the earnings per share calculation is anti-dilutive. Options and warrants to purchase 48.8 million shares of common stock at prices ranging from $31.89 to $83.25 per share were outstanding at December 31, 2006 but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price.

The Company’s convertible senior notes were anti-dilutive for all periods presented.

16.   SHARE-BASED COMPENSATION

As of December 31, 2006, the Company has a number of share-based compensation plans as described below. The pre-tax compensation cost that has been recognized for those plans is as follows (in millions):

2006
Cost of sales	$1.4
Research and development	10.8
Selling, general and administrative	22.0
$34.2
Capitalized in inventory	1.6
Share-based compensation cost	$35.8

The total income tax benefit recognized in the statements of operations for the deductible portion of share-based compensation was $7.9 million in 2006.

The Company grants stock option incentive awards under certain of the following plans. The 2004 Stock Incentive Plan (the “2004 Plan”) is used as the primary plan for employee awards. During the Company’s annual meeting of stockholders in May 2006, the Company’s stockholders voted to increase the maximum number of shares of common stock reserved for issuance under the 2003 Non-Employee Directors Plan by 0.6 million shares.

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

The following compensation plans, for which there are options outstanding but no future grants are intended to be made, were acquired by the Company in connection with its acquisitions of U.S. Bioscience, Inc. and Aviron (“Acquired Plans”):

Plan	Description
Non-Executive Plan	Provided option incentives to employees who were not officers or directors of U.S. Bioscience, Inc., consultants and advisors of the company
1996 Non-Employee Directors Plan	Provided option incentives to elected nonemployee directors of U.S. Bioscience, Inc.
1996 Equity Incentive Plan	Provided incentive and nonstatutory stock options to employees and consultants of Aviron
1999 Non-Officer Equity Incentive Plan	Provided nonstatutory stock options, stock bonuses, rights to purchase restricted stock, and stock appreciation rights to consultants and employees who were not officers or directors of Aviron
1992 Stock Option Plan	Provided incentive and nonstatutory stock options to employees, directors and consultants of Aviron.

Options under all plans normally vest over a three to five year period and have a maximum term of 10 years. The Company has reserved a total of approximately 16.9 million shares of common stock for future issuance under these plans as of December 31, 2006. Related stock option activity is as follows (shares in millions):

	1991, 1999 and		Non-Employee
	2004 Plans		Directors Plans		Acquired Plans
		Price per		Price per		Price per
	Shares	share (1)	Shares	share (1)	Shares	share (1)
Outstanding, Dec. 31, 2003	26.1	$34.00	1.0	$30.52	2.6	$29.82
Granted	4.9	23.93	0.2	23.17	—	—
Exercised	(1.0)	9.21	(0.2)	1.31	(0.2)	20.86
Canceled	(2.5)	35.51	—	—	(0.3)	32.63
Outstanding, Dec. 31, 2004	27.5	33.12	1.0	33.12	2.1	30.48
Granted	5.0	25.78	0.2	26.71	—	—
Exercised	(1.6)	17.16	—	—	(0.4)	21.32
Canceled	(2.4)	33.31	—	—	(0.3)	36.78
Outstanding, Dec. 31, 2005	28.5	32.58	1.2	31.88	1.4	32.06
Granted	4.4	35.42	0.2	27.12	—	—
Exercised	(2.2)	21.81	(0.1)	6.11	(0.2)	24.97
Canceled	(3.0)	40.61	—	—	(0.1)	40.42
Outstanding, Dec. 31, 2006	27.7	$33.04	1.3	$32.60	1.1	$33.29

(1)          Price per share is the weighted average price.

The following disclosure provides a description of the significant assumptions used during 2006, 2005 and 2004 to estimate the fair value of the Company’s employee stock option awards.

2006 and 2005 – The fair value of employee stock options granted since January 1, 2005 were estimated using a binomial lattice-based valuation model that uses the weighted-average assumptions shown in the table below. The Company uses historical data to estimate option exercise and employee termination within the binomial model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In developing our estimates of expected volatility, we consider historical measures of volatility and the implied volatility determined from the market prices of traded call options on our common stock.  We believe implied volatilities are better indicators of marketplace participants’ expectations about future volatility. The expected life of an option is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different exercise patterns. The risk-free interest rate is based on the rate currently available for zero-coupon U.S. government issues with a term equal to the contractual life of the option.

	2006	2005
Option pricing model	Binomial	Binomial
Expected stock price volatility	31%	32%
Expected dividend yield	0%	0%
Expected life of option-years	4.3 to 5.4	4.3 to 5.4
Risk-free interest rate	4.7%	4.3%
Weighted average fair value of options granted	$12.01	$8.94

2004 – The fair value of employee stock options granted during 2004 was estimated using a Black-Scholes model that used the weighted-average assumptions shown in the table below. The expected life of an option was derived from historical stock option exercise experience. The risk-free interest rate was based on the rate then currently available for zero-coupon U.S. government issues with a term equal to the expected life of the option.

2004
Option pricing model	Black-Scholes
Expected stock price volatility	49%
Expected dividend yield	0%
Expected life of option-years	5.0
Risk-free interest rate	3.4%
Weighted average fair value of options granted	$11.20

Additional information related to the plans as of December 31, 2006 is as follows (shares in millions):

	Options Outstanding			Options Exercisable
		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
	Options	Contractual	Exercise	Options	Exercise
Range of exercise prices	Outstanding	Life (yrs)	Price	Exercisable	Price
$0.01 – $10.00	1.3	1.0	$7.09	1.3	$7.09
$10.01 – $20.00	1.6	2.3	18.25	1.6	18.25
$20.01 – $30.00	12.6	6.8	25.67	8.5	26.00
$30.01 – $40.00	8.3	7.1	36.08	4.4	36.62
$40.01 – $50.00	2.9	4.8	42.51	2.9	42.51
$50.01 – $60.00	0.4	3.1	56.81	0.4	56.81
$60.01 – $70.00	2.7	3.2	60.93	2.7	60.93
$70.01 – $80.00	0.3	3.7	72.26	0.3	72.26
	30.1	5.8	$33.03	22.1	$34.08

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $31.5 million, $24.5 million and $15.5 million, respectively. The total intrinsic value of options outstanding and options exercisable at December 31, 2006 was $140.4 million and $109.2 million, respectively. The weighted average remaining contractual life of options exercisable at December 31, 2006 was 4.9 years.

A summary of the status of the Company’s nonvested shares as of December 31, 2006 is presented below (shares in millions):

	1991, 1999 and		Non-Employee
	2004 Plans		Directors Plans
		Wtd. Avg.		Wtd. Avg.
		Grant-Date		Grant-Date
Nonvested Shares	Shares	Fair Value	Shares	Fair Value
Nonvested, December 31, 2005	8.1	$10.99	0.5	$11.91
Granted	4.4	12.07	0.2	10.35
Vested	(4.1)	12.01	(0.2)	13.15
Forfeited	(0.9)	11.17	—	—
Nonvested, December 31, 2006	7.5	$11.05	0.5	$10.86

The total fair value of shares vested during 2006 and 2005 was $51.3 million and $70.1 million, respectively.

As of December 31, 2006, there was approximately $48.2 million of total unrecognized compensation related to nonvested employee stock option awards, which is expected to be recognized over a weighted average period of 1.6 years.

A summary of the stock options vested and expected to vest as of December 31, 2006 is presented below (shares and intrinsic value in millions):

			Wtd. Avg.
			remaining	Aggregate
		Wtd. Avg.	contractual	Intrinsic
	Shares	Ex. Price	life (yrs)	Value
1991, 1999 and 2004 Plans	26.2	$33.19	5.7	$123.3
Non-Employee Directors Plans	1.3	32.60	6.3	6.7
Acquired Plans	1.1	$33.29	3.4	$4.4

In June 2001, the Company introduced an employee stock purchase plan under which 3.0 million shares of common stock were reserved for issuance. Eligible employees could purchase a limited number of shares of the Company’s common stock at 85% of the market value at plan-defined dates. Employees purchased 0.3 million shares, 0.3 million shares and 0.2 million shares, for $7.0 million, $5.6 million and $4.6 million, during 2006, 2005 and 2004, respectively, under the plan. Expense recognized during 2006, determined using the Black-Scholes model, was $1.9 million. During December 2006, the Company terminated this plan.

17.   INCOME TAXES

The components of the provision for income taxes are as follows (in millions):

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$4.2	$(1.7)	$(10.9)
State	4.8	8.0	(4.3)
Foreign	1.0	0.1	0.2
Total current expense (benefit)	10.0	6.4	(15.0)
Deferred:
Federal	14.2	5.0	4.8
State	0.4	9.8	4.8
Foreign	1.3	2.9	—
Total deferred expense	15.9	17.7	9.6
Total tax expense (benefit)	$25.9	$24.1	$(5.4)

Significant components of the Company’s deferred tax assets and liabilities at December 31, are as follows (in millions):

	2006	2005
Deferred tax assets:
State net operating loss carryforwards	$27.2	$63.3
U.K. net operating loss carryforwards	—	1.8
U.S. general business credit carryforwards, net	47.1	49.6
Alternative minimum tax credit carryforwards	8.2	8.0
Call options (Bond Hedge)	112.4	—
Accrued co-promotional expenses not currently deductible	—	19.2
Fixed assets and intangibles	50.0	35.4
Collaborative agreements	61.3	—
Accounts receivable allowances and reserves	11.3	17.1
Allowance for government rebates	9.7	11.4
State research and development credits	16.1	14.1
Investment impairment	12.5	10.3
Other	20.2	20.9
Total deferred tax assets	376.0	251.1
Deferred tax liabilities:
Collaborative agreements	(24.4)	—
Other reserves	(11.2)	—
Unrealized gains on investments	(0.1)	—
Contingent interest	(0.3)	(14.0)
Total deferred tax liabilities	(36.0)	(14.0)
U.S. valuation allowance	(41.9)	(50.2)
U.K. valuation allowance	—	(0.3)
Total valuation allowance	(41.9)	(50.5)
Net deferred tax assets	$298.1	$186.6

The provision (benefit) for income taxes varies from the income taxes provided based on the federal statutory rate (35%) as follows:

	Year ended December 31,
	2006		2005		2004
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(In Millions)
U.S.	$69.5		$(4.2)		$(17.7)
International	5.1		11.7		8.5
Earnings (loss) before taxes on income:	$74.6		$7.5		$(9.2)
Tax at U.S. federal statutory income tax rate	$26.1	35.0%	$2.6	35.0%	$(3.2)	(35.0)%
State taxes, net of federal tax benefit	3.7	4.8%	(2.8)	(37.4)%	(2.3)	(25.5)%
State research and development credits	(2.1)	(2.8)%	(0.9)	(12.1)%	(10.8)	(117.5)%
Changes in federal valuation allowance	(6.2)	(8.2)%	—	—%	0.8	8.6%
Changes in federal reserves	2.1	2.7%	—	—%	—	—%
Change in state valuation allowance related to state research and development credits	1.4	1.7%	0.7	9.9%	9.5	103.1%
Other changes in state valuation allowance	0.1	0.2%	5.0	66.8%	4.0	43.4%
Changes in foreign valuation allowance	(0.1)	(0.2)%	(4.3)	(57.6)%	(2.4)	(25.6)%
Change in state income tax contingency reserve	0.3	0.3%	1.8	24.6%	(1.5)	(15.8)%
Nondeductible IPR&D expense	—	—%	15.3	203.4%	2.4	26.4%
U.S. general business credits generated	(9.6)	(12.8)%	(0.8)	(11.0)%	(3.6)	(38.7)%
Effect of foreign rates	1.2	1.6%	(0.6)	(7.5)%	(0.4)	(4.3)%
Meals and entertainment	1.3	1.8%	1.1	14.1%	0.8	8.7%
Nondeductible costs associated withorphan drug credit	2.3	3.0%	0.3	3.6%	0.4	4.7%
Incentive stock option compensation	4.3	5.9%	—	—%	—	—%
Record goodwill for prior periodpurchase accounting adjustments	—	—%	1.8	23.6%	—	—%
True-up of unearned compensation	0.1	0.2%	(1.9)	(25.0)%	0.5	5.1%
True-up of permanent differences in prior year U.K. tax returns	0.1	0.2%	3.1	41.6%	—	—%
True-up of prior period tax provisions	—	—%	2.8	37.3%	—	—%
Other	0.9	1.3%	0.9	11.8%	0.4	3.8%
Total	$25.9	34.7%	$24.1	321.1%	$(5.4)	(58.6)%

The effective income tax rate on earnings from continuing operations was 34.7% in 2006 as compared to 321.1% in 2005. The decrease in the effective rate in 2006 was attributable primarily to the release of valuation allowances associated with the utilization of tax credit carryforwards used to offset higher taxable income, increase in orphan drug credits and higher pre-tax income. The higher effective tax rate in 2005 is attributable primarily to the Cellective acquisition which resulted in non-deductible acquired IPR&D expense of $43.7 million. Excluding the impact of Cellective, the effective tax rate for 2005 was approximately 41%.

During 2005, the prior accounting for the reversal of approximately $4.8 million of valuation allowances associated with the utilization of certain acquired income tax carryforwards was corrected. The correction was comprised of relatively small amounts related to reporting periods dating back to the acquisition of Aviron in January 2002 and resulted in additional income tax expense of approximately $4.8 million during the third quarter of 2005 and a corresponding reduction to goodwill on the consolidated balance sheet.

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

Tax Attributes

At December 31, 2006 the Company utilized all of its U.S. consolidated net operating losses. The Company has U.S. general business credit carryforwards comprised of federal research and experimentation and orphan drug credit carryforwards of approximately $66.0 million at December 31, 2006, expiring through 2026.

Items Charged to Equity and Other Comprehensive Income or Goodwill

During 2006 and 2005, the Company recognized certain tax benefits related to stock option plans in the amount of $9.3 million and $7.6 million, respectively.

During 2005, the Company recognized a decrease in its unearned compensation deferred tax asset resulting in a charge to additional paid-in capital of $1.9 million. The unearned compensation deferred tax asset was established for the tax effect of future deductions related to the unvested shares of the legacy Aviron employees at the time of the Acquisition. The decrease in the deferred tax asset relates to terminations of certain of those employees.

During 2006 and 2005, the Company released valuation allowances due to utilization of the related deferred tax assets resulting in a $6.9 million and $3.2 million decrease to goodwill, respectively. As these valuation allowances were established in the purchase accounting for the Acquisition, the release of the valuation allowances were appropriately accounted for through goodwill.

During 2006 and 2005, the Company recognized a deferred tax asset related to unrealized (gains)/losses on investments in the amount of $(3.7) million and $11.9 million, respectively. The deferred tax assets were recorded properly as a increase/decrease in accumulated other comprehensive income.

In connection with the purchase of the call options to cover 34.5 million shares of the Company’s common stock for $316.5 million, the company recognized a deferred asset of $112.4 million, which was recorded as an increase to additional paid-in capital.

Valuation Allowance

At December 31, 2006, the Company had a total valuation allowance of $41.9 million against its deferred tax assets. Of the total, $10.9 million of the valuation allowance relates to acquired deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets. The change in the valuation allowance was a net decrease of $8.6 million and an increase of $4.3 million during 2006 and 2005, respectively; $9.8 million of the 2006 change was due to the release of the research and experimentation credits, most of which were utilized and $2.7 million of the 2005 change was due to reclassification of income tax contingency reserves out of valuation allowance.

The state valuation allowance related to research and development credits increased by $1.4 million. The balance of the state valuation allowance, which predominantly relates to current year generated net operating losses, increased in total by $0.1 million. The increase in state valuation allowances related to research and development credits and net operating loss carryforwards relates to current year generated credits and losses for which management has not determined that it is more likely than not that the Company will have sufficient future earnings in that jurisdiction to utilize the credits and losses.

Uncertainty exists regarding the realization of the tax benefit associated with a portion of the deferred tax assets attributable to the state net operating losses and state general business credits, which were generated by U.S. Bioscience and Aviron prior to their acquisition by the Company. Accordingly, a valuation allowance remains for some of these deferred tax assets at December 31, 2006 and 2005.

Income Tax Contingency Reserves

The Company has established contingency reserves related to income taxes in accordance with FAS No. 5. These reserves predominantly relate to research and experimentation credits, transaction costs, employee renumeration and various state matters. The reserves related to research and experimentation credits and transaction costs and employee renumeration were appropriately recorded against correlating deferred tax assets, and the state income tax reserves were appropriately recorded in current taxes payable. In 2006, the Company recorded a $2.1 million reserve related to prior year employee renumeration relating to the period 1999 – 2005.

18.   SIGNIFICANT AGREEMENTS AND COLLABORATIONS

GlaxoSmithKline (GSK)—The Company and GSK collaborated to develop a vaccine against human papillomavirus (“HPV”) to prevent cervical cancer. GSK is responsible for the final development of the product, as well as regulatory, manufacturing, and marketing activities. In exchange for exclusive worldwide rights to the Company’s HPV technology, GSK provided the Company with an upfront payment, equity investment and research funding (received and recognized prior to 2002), and agreed to pay developmental and sales milestones and royalties on any product sales.

In February 2005, the Company amended its agreement with GSK for the development of HPV vaccines. The terms of the amended agreement provided for the Company to also receive certain milestone payments and royalties on future development and sales of an investigational HPV vaccine that was being developed by Merck & Co., Inc (“Merck”). In the aggregate, the Company could receive up to approximately $45.0 million in milestone payments from GSK and Merck in connection with the development of the HPV vaccines.

During 2006, Merck received approval for its HPV vaccine in the U.S. and in the European Union, and GSK submitted its cervical cancer vaccine for marketing approval to the European regulatory agency. The Company earned and recorded $25.6 million of revenue during 2006 as a result of the achievement of these milestones as well as for royalties related to sales of Merck’s HPV vaccine and the achievement of certain sales-related goals. Sales royalties related to Merck’s and GSK’s HPV vaccines are based on graduated royalty rate structures.

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

The Company has rights to a vaccine against certain subunits of Epstein-Barr virus (“EBV”), a herpes virus that is the leading cause of infectious mononucleosis. The vaccine is being developed by GSK under a worldwide collaborative agreement, excluding North Korea and South Korea. Under the agreement, the Company would receive future milestone payments, and royalties from GSK based on any net product sales.

Abbott Laboratories—The Company had a co-promotion agreement with Abbott for promotion of Synagis in the United States. Under the terms of the co-promotion agreement, the Company paid Abbott a percentage of net domestic sales based on achieving certain sales thresholds over the annual contract year. Under the terms of an August 2005 amendment, Abbott provided promotional activities with respect to Synagis until June 30, 2006, at which time the Company took full responsibility for sales and marketing in the United States. The Company continued to pay Abbott for their co-promotion services during the 2005/2006 RSV season and agreed to make certain incremental payments over and above the previous co-promotion agreement to Abbott, including milestone-based payments and increased incentive payments contingent upon the achievement of certain sales thresholds during 2005 and 2006. In addition, if Numax, the Company’s second-generation anti-RSV monoclonal antibody that is currently in Phase 3 development, is not approved by the FDA before September 1, 2008, the Company would pay Abbott a portion of the proceeds from the sales of Synagis in the U.S. for up to a two-year period beginning at such time. In connection with this transaction, the Company recorded an intangible asset (see Note 10). The Company has a liability of $51.1 million as of December 31, 2006 representing the remaining incremental payments under the contract that are deemed probable, which are included in Other Current Liabilities in the consolidated balance sheet.

The Company has a distribution agreement with AI, an affiliate of Abbott, to distribute Synagis outside of the United States. Under the terms of the distribution agreement, the Company manufactures and sells Synagis to AI at a price based on end-user sales. In February 2005, the Company and AI amended the international distribution agreement to include the exclusive distribution of Numax, if and to the extent approved for marketing by regulatory authorities outside of the United States. Under the terms of the amended agreement, AI will be working to secure regulatory approval of Numax outside of the U.S. and, upon receipt of such approval, will distribute and market Numax outside of the United States. The amended agreement requires AI to pay the Company additional compensation as compared to the previous agreement, and such amounts in excess of estimated fair value for product sales of Synagis are recognized as other revenue in the consolidated statement of operations. During 2006 and 2005, $18.2 million and $17.1 million, respectively, of incremental revenue was recognized as other revenue. During 2004, the Company recognized $7.5 million in other revenues upon the achievement of certain sales goals under the distribution agreement.

Schering-Plough Corporation—The Company has an agreement with affiliates of Schering, for distribution of Ethyol in countries comprising the European Union, the European Free Trade Association and other countries outside of the United States, which expires in 2007.

The Company also has licensing agreements for Ethyol with affiliates of Schering for several territories outside the United States. The licensees are required to pay the Company compensation based on their net sales of Ethyol, and the Company sells the product to the licensees at an agreed upon price.

Wyeth—In April 2004, the Company entered into agreements to dissolve the collaboration with Wyeth for FluMist and to reacquire rights to an investigational second-generation liquid formulation, refrigerated

FluMist, and all related technology. As a result of the dissolution and in exchange for an upfront fee and future development milestones and sales-related royalties, MedImmune reacquired the influenza vaccines franchise, and has assumed full responsibility for the manufacturing, marketing, and sale of FluMist and any subsequent related products. During a transition period that was substantially completed as of December 31, 2004, Wyeth provided bulk manufacturing materials and transferred clinical trial data, as well as provided manufacturing support services.

During 2004, the Company made cash payments totaling $79.9 million under the terms of the agreement. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to components based on their relative fair values as determined by an independent valuation.

In connection with the transaction, the Company recorded acquired IPR&D charges of $4.7 million and $29.2 million during 2005 and 2004, respectively, as well as a permanent impairment charge of $73.0 million during 2004 to write off the remaining unamortized cost of the Wyeth intangible asset originally recorded for the collaboration.

Infinity Pharmaceuticals—In August 2006, the Company entered into a collaborative agreement with Infinity Pharmaceuticals, Inc. to jointly develop and commercialize novel small molecule cancer drugs targeting Heat Shock Protein 90 and the Hedgehog cell-signaling pathway. Under the terms of the agreement, the Company made upfront payments to Infinity of $70.0 million, which were recognized as research and development expense in the third quarter of 2006 and agreed to potential development and sales-related milestone payments of up to $430.0 million.

19.   COMMITMENTS AND CONTINGENCIES

Manufacturing, Supply and Purchase Agreements

Synagis—In December 1997, the Company entered into a Euro-denominated agreement with Boehringer Ingelheim Pharma GmbH & Co. KG (“BI”) to provide supplemental manufacturing of Synagis. The Company has firm commitments with BI for planned production and fill/finish through 2012 for approximately 80.0 million Euros ($105.6 million as of December 31, 2006). The Company paid $15.7 million in 2006, $29.4 million in 2005 and $30.3 million in 2004 related to production and scale-up of production as part of an additional agreement. Should BI be unable to supply Synagis to the Company for any reason, there can be no assurance that the Company will be able to secure an alternate manufacturer in a timely basis or without increased cost.

In 2005, Sicor Pharmaceuticals, Inc. (“Sicor”), an affiliate of Teva Pharmaceuticals USA, Inc., began to provide filling services for Synagis product manufactured at the Frederick manufacturing center facility under a multi-year agreement. The Company has a firm commitment with Sicor for approximately $8.0 million through 2008. The Company paid Sicor $6.2 million in 2006 and $3.3 million in 2005 for commercial fills. In September 2005, Cardinal Health PTS, LLC began to label and package Synagis filled by Sicor under a multi-year agreement. The Company has a firm commitment with Cardinal for approximately $0.4 million in 2007. The Company paid Cardinal $2.5 million in 2006 and $0.8 million in 2005 for labeling and packaging services.

FluMist—The Company has a production agreement with Cardinal Health 406, Inc. to perform secondary production (i.e., assembly, labeling and packaging) of FluMist. As part of this agreement, the Company is obligated to pay annual non-refundable minimum payments for each contract year, if the price for units invoiced to the Company during a production year totals less than the minimum payment. Future minimum payments totaling $1.5 million are committed through December 31, 2007. Payments of $1.6 million, $1.6 million and $1.1 million were made for 2006, 2005 and 2004, respectively. Should the actual level of future production exceed the contract minimum, then actual payments will be correspondingly higher.

The Company has a worldwide multi-year supply agreement with Becton Dickinson for the supply of its AccuSpray non-invasive nasal spray delivery system for administration of FluMist. The Company has firm commitments to Becton Dickinson of approximately $21.5 million through 2009. The Company paid Becton Dickinson $1.1 million, $1.8 million and $6.0 million in 2006, 2005 and 2004, respectively.

Letters of Credit—The Company has guaranteed performance under certain agreements related to its construction projects. The undiscounted maximum potential amount of future payments that the Company could be required to make under such guarantees, in the aggregate, is approximately $4.1 million.

Research and Development, Licensing and Other Agreements—The Company has entered into research and development collaborations, licensing and other agreements with various federal and academic laboratories and other institutions to gain access to new product candidates and technologies, to further develop its products and technology, and to perform clinical trials. The Company’s expected, noncancelable funding obligations under these agreements totals approximately $56.9 million in 2007. In addition, the Company is also contingently committed for development milestone payments as well as sales-related milestone payments and royalties relating to potential future product sales under these agreements. The amount, timing and likelihood of these payments is unknown as they are dependent on the occurrence of future events that may or may not occur, such as the granting by the FDA of a license for product marketing in the United States.

20.   LEGAL PROCEEDINGS

Various Patent Litigation Matters

In April 2003, the Company filed a suit against Genentech, Celltech R&D Limited (“Celltech”) and City of Hope National Medical Center in the United States District Court for the Central District of California. The Company currently pays Genentech a royalty for sales of Synagis made or sold in the U.S. pursuant to a patent license agreement between the parties covering U.S. Patent No. 6,331,415B1 (the “Cabilly Patent”). In the complaint, the Company alleged that the Cabilly Patent was obtained as a result of a collusive agreement between Genentech and Celltech that violates federal and California antitrust laws as well as California’s unfair business practices act. Additionally, the Company alleged that the Cabilly Patent is invalid and unenforceable under federal patent law and is not infringed by Synagis. In December 2003, the court granted Celltech’s and Genentech’s motions to dismiss the antitrust claims, and in January 2004, the court denied the Company’s motion to amend the complaint. In March 2004, the Company appealed from the dismissal of the antitrust claims to the United States Court of Appeals for the Federal Circuit. In April 2004, the district court dismissed the remaining claims in the case for lack of subject matter jurisdiction. The Company filed a second appeal of that dismissal to the United States Court of Appeals for the Federal Circuit, which was consolidated with the first appeal. Briefing in both appeals was completed, and oral argument was held in February 2005. The court issued a decision in October 2005, affirming the District Court decision which had dismissed all claims. MedImmune filed a Petition for Certiorari with the United States Supreme Court as to the subject matter jurisdiction issue and the Supreme Court granted the petition in February 2006. The Supreme Court heard oral arguments with respect to this matter on October 4, 2006. On January 9, 2007, the Supreme Court granted the Company’s appeal and reversed the United States Court of Appeals for the Federal Circuit finding that the lower court erroneously affirmed the dismissal of the Company’s lawsuit against Genentech. The Supreme Court decision clarifies that the trial court has subject matter jurisdiction to hear the Company’s lawsuit. The case is now returned to the lower courts and the Company will vigorously pursue its complaint regarding the non-infringement, invalidity and unenforceability of the Cabilly Patent.

In April 2002, the Company filed a suit against Centocor, Inc. (“Centocor”) in the United States District Court for the District of Maryland. That action was amended in January 2003 to add the Trustees of Columbia University in the City of New York (“Columbia”) and the Board of Trustees of the Leland

Stanford Junior University (“Stanford” and together with Columbia, the “Universities”) as the owners of the patent. The Company currently pays Centocor a royalty for sales of Synagis made or sold in the U.S. pursuant to a patent Sublicense Agreement between MedImmune and Centocor (the “Sublicense Agreement”). In the litigation, the Company has been seeking a declaratory judgment that it has no obligation to continue paying royalties to Centocor on the basis that the patent is invalid, unenforceable and does not cover Synagis. In March 2004, Centocor and the Universities moved to dismiss this suit for lack of subject matter jurisdiction and the District Court granted Centocor and the Universities’ motion in June 2004. The Company filed an appeal and the United States Court of Appeals for the Federal Circuit issued a decision on June 1, 2005, affirming the District Court decision which had dismissed all claims. The Company filed a Petition for Rehearing en banc which was denied on August 25, 2005. MedImmune filed a Petition for Certiorari with the United States Supreme Court. On January 16, 2007, the Supreme Court granted MedImmune’s petition for review and at the same time vacated the decision of the United States Court of Appeals for the Federal Circuit and ordered that court to consider MedImmune’s case in light of the Supreme Court’s decision in the Genentech case described above. This means that the dismissal of the Company’s case for lack of subject matter jurisdiction was in error and the trial court can hear the Company’s lawsuit against Centocor. The Company will vigorously pursue its complaint regarding the invalidity and unenforceability of the patent licensed pursuant to the Sublicense Agreement.

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

In August 2006, Sun filed a motion seeking summary judgment and a hearing was held with respect to this motion on October 24, 2006. On January 9, 2007, the United States District Court for the District of Maryland denied Sun’s motion for summary judgment of non-infringement of the Company’s U.S. Patent No. 5,191,731 (the “731 Patent”) while granting Sun’s motion for summary judgment of non-infringement relating to the Company’s U.S. Patent No. 5,424,471 (the “471 Patent”). In denying the motion for summary judgment relating to the 731 Patent, the court ordered that the Company’s lawsuit shall proceed pursuant to the existing trial schedule. The Company intends to vigorously enforce its 731 Patent against Sun at trial.

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

In June 2005, an amended and consolidated complaint (“Consolidated Complaint”) was filed on behalf of thirty New York Counties and the City of New York—all of which are represented by one law firm. This lawsuit joins all previous county actions, with the exception of Suffolk County and Nassau County. (A lawsuit was also filed by Erie County, which remains pending, but that action was filed in New York state court.) Similarly, nine additional counties, all represented by this same law firm, are having their cases transferred to the AWP Multidistrict litigation in order to join the Consolidated Complaint or have expressed an interest in joining the consolidated complaint. Nassau County’s complaint was transferred to the AWP Multidistrict litigation in April 2005. Separate counsel represents Nassau. The Erie County suit remains pending in New York State Supreme Court. In three separate opinions, Judge Saris dismissed all of Suffolk County’s claims against MedImmune; Suffolk County did not join the Consolidated Complaint as to any of the defendants that were dismissed, including MedImmune.

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

The status of the various lawsuits by various states and counties alleging manipulation of average wholesale price by several defendants, including the Company, did not change materially during the fiscal year ended December 31, 2006. As of December 31, 2006, the Company estimates the range of possible pre-tax loss from the Alabama action, the Mississippi action, the New York City action and the New York State County actions (both consolidated and unconsolidated) to range from $0 to $20 million, exclusive of alleged treble damages, best price related claims and other asserted state law causes of action. The Company intends to vigorously defend against the claims asserted in these complaints.

Contract-Related Case

On August 26, 2005, the Company entered into a License Agreement with an affiliate of GSK, pursuant to which the Company would develop monoclonal antibodies for infections and diseases caused by staphylococcal bacteria. GSK itself licenses certain technology from Biosynexus, Inc. and, in the License Agreement, sublicensed the portion of such technology related to monoclonal antibodies to the Company on an exclusive basis as well as exclusively licensing to MedImmune certain related technology developed internally by GSK. On December 28, 2005, Biosynexus sued GSK and MedImmune in a New York state court alleging that GSK had improperly assigned its contract with Biosynexus to MedImmune thereby breaching GSK’s obligations to Biosynexus and that MedImmune had tortiously induced that breach. Biosynexus sought a preliminary injunction to halt the flow of information and materials from GSK to the Company and damages due to the transfer of confidential information that has occurred to date. The New York state court hearing the matter issued a ruling granting the preliminary injunction. As a result, the Company is no longer continuing to operate under the License Agreement with an affiliate of GSK. Discovery is largely completed in this case and the Company expects a decision on its motion for summary judgment, which it filed in February 2007, or alternatively a trial to proceed sometime in the middle of 2007. The Company has concurrently appealed the preliminary injunction ruling to the New York state appellate court and is awaiting a decision from that court. The Company believes that the Biosynexus claims against the Company are without merit and intends to vigorously defend against the claims asserted in the complaints. The Company does not believe that the injunction will have a material adverse financial impact on the Company, but it may affect the progress of its anti-staphylococcal program.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

There has been no change in our internal control over financial reporting during our quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors is included in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the caption “Election of Directors,” and such information is incorporated herein by reference. Set forth in Part I, Item 1, are the names and ages as of December 31, 2006, the positions and offices held by, and a brief account of the business experience during the past five years, of each executive officer. All directors hold office until election and qualification of their successors, typically following elections at the next annual meeting of stockholders. Executive officers and key employees are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. Information with respect to corporate governance is included in the Proxy Statement under the captions entitled “Global Standards of Business Conduct and Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Size, Committees and Meetings” and “Report of the Corporate Governance and Nominating Committee” and such information is incorporated herein by reference.

Item 11.                 EXECUTIVE COMPENSATION

Information pertaining to executive compensation is included in the Proxy Statement under the captions entitled “Report of the Compensation and Stock Committee,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” and such information is incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the section entitled “Principal Stockholders” of the Proxy Statement is incorporated herein by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Relationships and Related Party Transactions,” “Review and Approval of Related Party Transactions and “Election of Directors” of the Proxy Statement are incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the applicable information in the Proxy Statement under the caption “Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents or the portions thereof indicated are filed as a part of this report.

a)               Documents filed as part of the Report

1.      Financial Statements and Supplemental Data

a.                  Report of Independent Registered Public Accounting Firm

b.                 Consolidated Balance Sheets at December 31, 2006 and 2005

c.                  Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

d.                 Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

e.                  Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

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
Date: February 27, 2007
/s/ DAVID M. MOTT
David M. Mott
Chief Executive Officer, President and Vice Chairman
Principal Executive Officer
Date: February 27, 2007
/s/ LOTA S. ZOTH
Lota S. Zoth
Senior Vice President and Chief Financial Officer
Principal Financial Officer
Date: February 27, 2007
/s/ MARK E. SPRING
Mark E. Spring
Vice President, Finance and Controller
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: February 27, 2007
/s/ WAYNE T. HOCKMEYER
Wayne T. Hockmeyer, Chairman
Date: February 27, 2007
/s/ DAVID BALTIMORE
David Baltimore, Director
Date: February 27, 2007
/s/ M. JAMES BARRETT
M. James Barrett, Director
Date: February 27, 2007
/s/ JAMES H. CAVANAUGH
James H. Cavanaugh, Director
Date: February 27, 2007
/s/ BARBARA HACKMAN FRANKLIN
Barbara Hackman Franklin, Director
Date: February 27, 2007
/s/ GEORGE M. MILNE, JR.
George M. Milne, Jr., Director
Date: February 27, 2007
/s/ ELIZABETH WYATT
Elizabeth Wyatt, Director

SCHEDULE II

MedImmune, Inc.
Valuation and Qualifying Accounts

		Additions	Additions
	Balance at	charged to	charged		Balance
	beginning of	costs and	to asset		at end
Description	period	expenses	accounts(1)	Deductions	of period
For the year ended December 31, 2006
Sales Allowances	$20.6	$79.9	$—	$(73.9)	$26.6
Allowance for Doubtful Accounts	2.9	5.5	—	(4.0)	4.4
Inventory Reserve	46.0	21.9	—	(50.5)	17.4
Physical Asset Reserve	0.3	—	—	—	0.3
Tax Valuation Allowance (2)	50.5	—	1.5	(10.1)	41.9
	$120.3	$107.3	$1.5	$(138.5)	$90.6
For the year ended December 31, 2005
Sales Allowances	$14.5	$76.3	$—	$(70.2)	20.6
Allowance for Doubtful Accounts	1.8	4.1	—	(3.0)	2.9
Inventory Reserve	49.3	41.9	—	(45.2)	46.0
Physical Asset Reserve	0.3	—	—	—	0.3
Tax Valuation Allowance (2)	54.8	—	5.6	(9.9)	50.5
	$120.7	$122.3	$5.6	$(128.3)	$120.3
For the year ended December 31, 2004
Sales Allowances	$9.0	$64.4	$—	$(58.9)	14.5
Allowance for Doubtful Accounts	3.8	6.1	—	(8.1)	1.8
Inventory Reserve	88.1	70.9	—	(109.7)	49.3
Physical Asset Reserve	0.3	—	—	—	0.3
Tax Valuation Allowance (2)	42.9	—	14.3	(2.4)	54.8
	$144.1	$141.4	$14.3	$(179.1)	$120.7

(1)          Include amounts charged to deferred tax assets and amounts charged to goodwill in connection with the Acquisition.

(2)          A portion of the Company’s deferred tax assets recognized relate to state and foreign net operating loss and credit carryforwards. Because the Company operates in multiple state and foreign jurisdictions, it considers the need for a valuation allowance on a state-by-state and country-by- country basis. Management believes that the Company may not be able to utilize the loss carryforwards in the future because the Company has a history of pre-tax losses in that jurisdiction or the losses may expire in the near future.

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
4.3

Indenture, dated June 28, 2006, by and between MedImmune and The Bank of New York, as trustee, and Form of 1.375% Convertible Senior Note due 2011 attached thereto as Exhibit A, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 5, 2006 (relating the Convertible Senior Notes, due 2011).

4.4

Indenture, dated June 28, 2006, by and between MedImmune and The Bank of New York, as trustee, and Form of 1.625% Convertible Senior Note due 2013 attached thereto as Exhibit A, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 5, 2006 (relating to the Convertible Senior Notes, due 2013).

4.5

Registration Rights Agreement, dated as of June 28, 2006, by and among MedImmune, UBS Securities LLC and Merrill Lynch, Pierce Fenner & Smith Incorporated, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on July 5, 2006.

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

10.6(1)

Patent License Agreement (Adair Patent Rights) (MedI-493), dated as of January 19, 1998, as amended by the Variation Agreement, dated June 24, 2005, by and between Celltech R&D Limited, UCB S.A. and MedImmune, incorporated by reference to Exhibits 10.1 and 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7(1)

Amended and Restated Distribution Agreement, dated as of February 23, 2005, by and between MedImmune and Abbott International LLC, incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.8(1)

Manufacturing Agreement, dated November 27, 1997, between MedImmune and Boehringer Ingelheim Pharma GmbH & Co. KG (successor-in-interest to Dr. Karl Thomae GmbH), incorporated by reference to Exhibit 10.78 to our Annual Report on Form 10-K for the year ended December 31, 1997.

10.9

Amended and Restated License Agreement, effective as of May 1, 1993, by and between MedImmune Oncology, Inc., our wholly owned subsidiary formerly known as U.S. Bioscience, Inc. (“USB”), and Southern Research Institute, incorporated by reference to Exhibit 10.8 to the USB Annual Report on Form 10-K for the year ended December 31, 1993.

10.10(1)

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

10.12(1)

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

10.13(1)

Underlease of Plot 6 Boulevard Industry Park Halewood Merseyside, dated February 17, 2000, by and between MPEC Boulevard Limited (as Landlord), Medeva Pharma Limited (as Tenant) and Medeva PLC (as Guarantor), as subsequently assigned to MedImmune Vaccines, incorporated by reference to Exhibit 10.43 to Aviron’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.14

Confirmation of Warrant Transaction, dated June 22, 2006, between MedImmune and UBS AG, London Branch for warrants expiring in 2011, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.15

Confirmation of Warrant Transaction, dated June 22, 2006, between MedImmune and UBS AG, London Branch for warrants expiring in 2013, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.16

Confirmation of Warrant Transaction, dated June 22, 2006, between MedImmune and Lehman Brothers OTC Derivatives, Inc. for warrants expiring in 2011, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.17

Confirmation of Warrant Transaction, dated June 22, 2006, between MedImmune and Lehman Brothers OTC Derivatives, Inc. for warrants expiring in 2013, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.18

Confirmation of Amended Warrant Transaction, dated June 26, 2006, between MedImmune and UBS AG, London Branch for warrants expiring in 2011, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.19

Confirmation of Amended Warrant Transaction, dated June 26, 2006, between MedImmune and UBS AG, London Branch for warrants expiring in 2013, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.20

Confirmation of Amended Warrant Transaction, dated June 26, 2006, between MedImmune and Lehman Brothers OTC Derivatives, Inc. for warrants expiring in 2011, incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.21

Confirmation of Amended Warrant Transaction, dated June 26, 2006, between MedImmune and Lehman Brothers OTC Derivatives, Inc. for warrants expiring in 2013, incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.22

Confirmation of Convertible Bond Hedge Transaction related to 2011 Notes, dated June 22, 2006, between MedImmune and UBS AG, London Branch, incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.23

Confirmation of Convertible Bond Hedge Transaction related to 2013 Notes, dated June 22, 2006, between MedImmune and UBS AG, London Branch, incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.24

Confirmation of Convertible Bond Hedge Transaction related to 2011 Notes, dated June 22, 2006, between MedImmune and Lehman Brothers OTC Derivatives, Inc., incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.25

Confirmation of Convertible Bond Hedge Transaction related to 2013 Notes, dated June 22, 2006, between MedImmune and Lehman Brothers OTC Derivatives, Inc., incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.26(2)

Collaboration Agreement, dated August 25, 2006, by and between MedImmune and Infinity Pharmaceuticals, Inc., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.27(2)	Asset Purchase Agreement, dated November 8, 2006, by and between MedImmune and ZLB Behring AG.*
10.28†

Form of Employment Agreement entered into by and between MedImmune and each of David M. Mott and James F. Young, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 15, 2005.

10.29†

Form of Employment Agreement entered into by and between MedImmune and each of our other named executive officers (other than Dr. Hockmeyer, Mr. Mott and Dr. Young), incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 15, 2005.

10.30†

Employment Agreement entered into by and between MedImmune and Wayne T. Hockmeyer, Ph.D., dated as of March 1, 2006 incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 1, 2006.

10.31†	2004 Stock Incentive Plan, incorporated by reference to Exhibit A to our Definitive Proxy Statement filed on April 4, 2004, as amended on May 19, 2005.
10.32†

Form of Stock Option Agreement generally used for stock option grants to Mr. Mott, Dr. Hockmeyer or Dr. Young under the 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.33†

Form of Stock Option Agreement generally used for stock option grants to executive officers (other than Mr. Mott, Dr. Hockmeyer or Dr. Young) under the 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.34†	2003 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit A to our Definitive Proxy Statement, filed on April 17, 2003, as amended on May 25, 2006.
10.35†

Form of Stock Option Agreement generally used for grants to directors under the 2003 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.36†

1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-79241), filed on May 25, 1999, as amended to increase the number of shares subject to such plan as described in our Registration Statement on Form S-8 (File No. 333-105578), filed on May 27, 2003.

10.37^

Aviron 1999 Non-Officer Equity Incentive Plan, as amended as of September 24, 2001, incorporated by reference to Exhibit 4.1 to Aviron’s Registration Statement on Form S-8 (File No. 333-72120), filed on October 23, 2001.

10.38^	USB Non-Executive Stock Option Plan, as amended as of April 24, 1997, incorporated by reference to Exhibit 4.2 to USB’s Registration Statement on Form S-8 (File No. 333-26735), filed on May 9, 1997.
10.39†	1993 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-28481), filed on June 4, 1997.
10.40†	1991 Stock Option Plan, as amended as of May 16, 1997, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-28527), filed on June 4, 1997.
10.41†	2001 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-59272), filed on April 20, 2001.
10.42†	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2004.
21.1	Subsidiaries of MedImmune, Inc.*

23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Section 1350 Certifications*
99.1	Patent Table*

Notes:

*                    Filed herewith.

†                    Management contract or compensatory plan or arrangement.

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