Form 10-K/A
period 2006-12-31
MEDIMMUNE INC /DE
filed 2007-04-30
CIK 873591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

One MedImmune Way
Gaithersburg, Maryland 20878
(Address of principal executive office)
(Zip Code)

Registrant’s telephone number, including area code: (301) 398-0000

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Global Market

Securities Registered pursuant to Section 12(g) of the Act: None

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

Aggregate market value of the 188,304,128 shares of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on June 30, 2006, was $5.1 billion.* Common Stock outstanding as of April 24, 2007: 237,831,924 shares.

Documents Incorporated by Reference: None.

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

MedImmune, Inc.

Form 10-K/A

(Amendment No. 1)

EXPLANATORY STATEMENT

MedImmune, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on  February 27, 2007 (the “Original Filing”), as we will not file our definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2006. This Amendment No. 1 adds certain information required by the following items of Part III of Form 10-K:

Item	Description
ITEM 10.	Directors, Executive Officers and Corporate Governance
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
ITEM 14.	Principal Accountant Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Filing by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings.

This Amendment No. 1 does not affect any other items in our Original Filing, except that we are filing as exhibits to this amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment No.1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amendment No. 1, all other information provided in the Original Filing is unchanged. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosures presented in the Original Filing, except in relation to the items filed in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made subsequent to the filing of the Original Filing.

The information provided in this Amendment No. 1 continues to speak as of the date of the Original Filing. On April 23, 2007, we announced that MedImmune has entered into a definitive agreement with AstraZeneca PLC pursuant to which MedImmune is expected to merge with and into a wholly owned subsidiary of AstraZeneca at the closing of the transaction. The information provided in this Amendment No. 1 does not take into account the merger transaction and the expected changes to our corporate governance, executive compensation and any other information that may be changed as a result of the merger transaction and assumes that we are and continue to be an independent company.

All references to the “Company, “we”, “us”, or “our” shall refer to MedImmune, Inc.

FORWARD-LOOKING STATEMENTS

The statements in this Amendment No. 1 to the annual report on Form 10-K that are not descriptions of historical facts may be forward-looking statements. Those statements involve substantial risks and uncertainties. You can identify those statements by the fact that they contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” or other terms of similar meaning. Those statements reflect management’s current beliefs, but are based on numerous assumptions, over which MedImmune may have little or no control and that may not develop as MedImmune expects. Consequently, actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks, uncertainties and other matters discussed under Item 1A. Risk Factors in the Original Filing. Unless otherwise indicated, the information in this Amendment No. 1 is as of December 31, 2006 and such information will not be updated as a result of new information or future events.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The table below shows the name and age, as of the filing date, of each of the directors, any positions and offices held by each with MedImmune, and the period during which each has served as a director.

Name	Age	Position Held	Served as Director Since
Wayne T. Hockmeyer, Ph.D.	62	Chairman(1*); President, MedImmune Ventures, Inc.	1988
David M. Mott	41	Chief Executive Officer, President and Vice Chairman(1)	1995
David Baltimore, Ph.D.	69	Director(2),(3)	2003
M. James Barrett, Ph.D.	64	Director(1),(3*),(4),(5)	1988
James H. Cavanaugh, Ph.D.**	70	Director(1),(5*),(6*)	1990
Barbara Hackman Franklin	67	Director(1),(4*),(5),(6)	1995
Robert H. Hotz	62	Director(2),(5)	2007
George M. Milne, Jr., Ph.D.	63	Director(5),(6)	2005
Elizabeth H.S. Wyatt	59	Director(2*),(3),(4)	2002

(1)          Member of the Executive Committee

(2)          Member of the Investment Committee

(3)          Member of the Compliance Committee

(4)          Member of the Audit Committee

(5)          Member of the Compensation and Stock Committee

(6)          Member of the Corporate Governance and Nominating Committee

*                    Chairperson of indicated committee

**             Lead Independent Director

Dr. Hockmeyer founded MedImmune, Inc. in April 1988 as President and Chief Executive Officer and was elected to serve on the Board of Directors in May 1988. Dr. Hockmeyer became Chairman of the Board of Directors in May 1993. He relinquished his position as Chief Executive Officer in October 2000 and now serves as the Chairman of the Board of Directors of MedImmune, Inc. and President of MedImmune Ventures, Inc. Dr. Hockmeyer earned his bachelor’s degree from Purdue University and his Ph.D. from the University of Florida in 1972. Dr. Hockmeyer was recognized in 1998 by the University of Florida as a Distinguished Alumnus and in 2002, he was awarded a Doctor of Science honoris causa from Purdue University. Dr. Hockmeyer is a member of the Maryland Economic Development Commission and the Maryland Governor’s Workforce Investment Board (GWIB). He is a member of the board of directors of the publicly traded biotechnology companies Advancis Pharmaceutical Corp., GenVec, Inc. and Idenix Pharmaceuticals, Inc. He also serves on the boards of several educational and philanthropic organizations and the boards of certain private companies consistent with his responsibilities as President of MedImmune Ventures, Inc.

Mr. Mott was appointed Chief Executive Officer in October 2000 and was also appointed President in February 2004. He joined MedImmune in April 1992 as Vice President with responsibility for business development, strategic planning and investor relations. In 1994, Mr. Mott assumed additional responsibility for the medical and regulatory groups, and in March 1995 was appointed Executive Vice

President and Chief Financial Officer. In November 1995, Mr. Mott was appointed to the position of President and Chief Operating Officer and was elected to the Board of Directors. In October 1998, Mr. Mott was appointed Vice Chairman. Mr. Mott is a member of the board of the Biotechnology Industry Organization (BIO), MdBIO, Inc. and the High Tech Council of Maryland. He also serves on the Board of Governors of Beauvoir, the National Cathedral Elementary School. Mr. Mott holds a bachelor of arts degree from Dartmouth College.

Dr. Baltimore has been a director of MedImmune since August 2003. From 1997 to 2006, Dr. Baltimore was President of the California Institute of Technology and he is currently a Professor. From 1996 to 2002, he was the Chairman of the National Institutes of Health AIDS Vaccine Research Committee. From 1995 to 1997, Dr. Baltimore was an Institute Professor at the Massachusetts Institute of Technology (“MIT”), and from 1994 to 1997, the Ivan R. Cottrell Professor of Molecular Biology and Immunology at MIT. Previously, Dr. Baltimore was a Professor at Rockefeller University from 1990 to 1994, and was Rockefeller’s President from 1990 through 1991. He also served as founding director of the Whitehead Institute for Biomedical Research at MIT from 1982 to 1990. Dr. Baltimore’s honors include a 1975 Nobel Prize for his work in virology, the 1970 Gustave Stern Award in Virology, the 1971 Eli Lilly and Co. Award in Microbiology and Immunology, the 1999 National Medal of Science, and the 2000 Warren Alpert Foundation Prize. He was elected to the National Academy of Sciences in 1974, and is also a fellow of the American Academy of Arts and Sciences, the American Association for the Advancement of Science, and the American Academy of Microbiology. He is serving as President of the American Association for the Advancement of Science for 2007. Dr. Baltimore currently serves on the boards of directors of publicly traded companies Amgen, Inc. and BB Biotech, AG, a Swiss investment company. Dr. Baltimore holds a bachelor’s degree from Swarthmore College, and a doctorate from Rockefeller University.

Dr. Barrett has been a director of MedImmune since 1988. He is the Chairman of the Board of Sensors for Medicine and Science, Inc., which he founded, and is a General Partner of New Enterprise Associates. From January 1997 to September 2001 he served as Chairman of the Board and Chief Executive Officer of Sensors for Medicine and Science, Inc. From July 1987 to September 1996, he was Chief Executive Officer and a director of Genetic Therapy, Inc. From 1982 to July 1987, Dr. Barrett served as President of Life Technologies, Inc. and its predecessor, Bethesda Research Laboratories, Inc. Prior to 1982, he was employed at SmithKline Beecham Corporation for 13 years, where he held a variety of positions, including President of its In Vitro Diagnostic Division and President of SmithKline Clinical Laboratories. Dr. Barrett serves on the boards of directors of publicly traded companies Pharmion, Inc., Inhibitex, Inc., Iomai Corporation, YM Bioscience, Inc., and Targacept, Inc. He also serves on the boards of directors of a number of private companies. Dr. Barrett holds a doctorate in biochemistry from the University of Tennessee and a master’s degree in business administration from the University of Santa Clara.

Dr. Cavanaugh has been a director of MedImmune since September 1990 and has been a General Partner of HealthCare Ventures LLC since 1989. He has been designated as the Lead Independent Director of our Board of Directors. From March 1985 to February 1989, Dr. Cavanaugh served as President of SmithKline and French Laboratories U.S., Inc., and as President of SmithKline Clinical Laboratories from 1981 to 1985. Prior thereto, Dr. Cavanaugh was the President of Allergan International, a specialty eye care company. Prior to his industry experience, Dr. Cavanaugh was Deputy Assistant to the President for Domestic Affairs and Deputy Chief of the White House Staff. Before his White House tour, he served as Deputy Assistant Secretary for Health and Scientific Affairs in the U.S. Department of Health, Education and Welfare and as Special Assistant to the Surgeon General of the U.S. Public Health Service. Dr. Cavanaugh currently serves as Trustee Emeritus of the California College of Medicine. He has served on the Board of Directors of the National Venture Capital Association, Pharmaceutical Research and Manufacturers Association, Unihealth America, the Proprietary Association and on the Board of

Trustees of the National Center for Genome Resources. He was a Founding Director of the Marine National Bank in Santa Ana, California. Dr. Cavanaugh currently serves as Chairman of the Board of Directors of publicly traded companies Shire PLC and Diversa Corp., and as a member of the Board of Directors of publicly traded Advancis Pharmaceutical Corp. Dr. Cavanaugh also serves on the boards of directors of several private health care and biotechnology companies. Dr. Cavanaugh holds a doctorate and a master’s degree from the University of Iowa and a bachelor of science degree from Fairleigh Dickinson University.

Ms. Franklin has been a director of MedImmune since November 1995. She is President and Chief Executive Officer of Barbara Franklin Enterprises, a private investment and management consulting firm in Washington, D.C. that she founded in January 1995. Between January 1993 and January 1995, she was a lecturer and served as a director of various corporations and organizations. Ms. Franklin served as the 29th U.S. Secretary of Commerce from 1992-1993. Prior to that appointment, she was President and Chief Executive Officer of Franklin Associates, a management consulting firm which she founded in 1984. Ms. Franklin was a Senior Fellow of the Wharton School of Business (1979-1988), an original Commissioner and Vice Chair of the U.S. Consumer Product Safety Commission (1973-1979), and a staff assistant to the President of the U.S. (1971-1973). Prior to that, she held executive positions at Citibank and the Singer Company. She is Chairman of the Economic Club of New York, Vice Chair of the US-China Business Council, a director of the National Association of Corporate Directors, and a member of the Public Company Accounting Oversight Board Advisory Council. She is a past director of the Nasdaq Stock Market, Inc. and the American Institute of CPAs. She received an Outstanding Director award from the Outstanding Director Exchange (2003), Director of the Year by the National Association of Corporate Directors (2000), and was awarded the John J. McCloy award for her contributions to audit excellence (1992). Ms. Franklin currently serves on the board of directors of publicly traded companies Aetna Inc., The Dow Chemical Company, GenVec, Inc., and Washington Mutual Investors Fund. She graduated from the Pennsylvania State University with distinction and earned an MBA from the Harvard Business School.

Mr. Hotz has been a director of MedImmune since March 2007. He is the Co-Chairman, Senior Managing Director and Co-Head of Corporate Finance of Houlihan Lokey Howard & Zukin. He also serves as a member of Houlihan Lokey’s Board of Directors and the Operating Committee, having joined Houlihan Lokey in 2002. From 1997 through 2002, Mr. Hotz served with UBS, ultimately becoming Senior Vice Chairman, Investment Banking for the Americas. For most of his career, Mr. Hotz managed the corporate finance departments of major investment banks. Mr. Hotz serves as a director of publicly held companies Pep Boys - Manny, Moe & Jack and Universal Health Services, Inc. Mr. Hotz holds an undergraduate degree from Rutgers University and received his MBA from Cornell University.

Dr. Milne has been a director of MedImmune since April 2005, and previously served on our Scientific Advisory Board from January 2004 until March 2005. From 1970 to July 2002, Dr. Milne held various management positions with Pfizer Corporation, including most recently Executive Vice President, Pfizer Global Research and Development and President, Worldwide Strategic and Operations Management. Dr. Milne was also a Senior Vice President of Pfizer Inc. and a member of the Pfizer Management Council. He was President of Central Research from 1993 to July 2002 with global responsibility for Pfizer’s Human and Veterinary Medicine Research and Development. D. Milne currently serves as a Venture Partner with Radius Ventures and also serves on the board of directors of publicly traded companies Aspreva Pharmaceuticals, Inc., Charles River Laboratories, Inc. and Mettler-Toledo International, Inc.

Ms. Wyatt has been a director of MedImmune since February 2002. Ms. Wyatt retired in December 2000 from Merck & Co., Inc. where she had headed Merck’s worldwide product and technology acquisition activities as Vice President of Corporate Licensing. Ms. Wyatt joined Merck in 1980 and was responsible for many of its major agreements. Previously she had been a consultant and an academic administrator responsible, for example, for the Harvard Business School’s first formal marketing of its executive education programs. She currently serves on the Board of Directors of Sweet Briar College. Ms. Wyatt also serves on the boards of directors of public companies Neose Technologies, Inc., Ariad Pharmaceuticals, Inc., and The Medicines Company. Ms. Wyatt graduated with a bachelor of arts magna cum laude and Phi Beta Kappa from Sweet Briar College, earned a master’s degree in education from Boston University and a master’s degree in business administration with honors from the Harvard Business School.

Board Size, Committees and Meetings

The Board of Directors is composed of nine members. On January 30, 2007, Mr. Gordon S. Macklin, a member of the Board of Directors died. During 2006 and until his death, Mr. Macklin served as the Chair and member of the Investment Committee and also served as a member of the Audit Committee and the Compensation and Stock Committee. On March 30, 2007, the Board of Directors appointed Mr. Robert H. Hotz as a member of the Board of Directors. Mr. Hotz was also appointed to serve in the Compensation and Stock Committee and the Investment Committee.

Committees of the Board of Directors consist of the Audit Committee, the Compensation and Stock Committee, the Corporate Governance and Nominating Committee, the Investment Committee, the Compliance Committee and the Executive Committee. All of these committees operate under a written charter which sets the functions and responsibilities of that committee. A copy of the charter for each committee can be found on our website at www.medimmune.com. More information concerning each of the committees is set forth below.

The Audit Committee oversees matters relating to the adequacy of our controls and financial reporting process and the integrity of our financial statements, our compliance with legal requirements relating to financial disclosure, the qualifications and independence of our independent registered public accountants and the effectiveness of our internal audit function and independent registered public accountants. The Audit Committee also reviews audit plans and procedures, changes in accounting policies and the use of the independent registered public accountants for any non-audit services. In addition, the Audit Committee reviews any related party transactions in which we are involved, if any. The Audit Committee is also responsible for establishing procedures for the receipt, retention and treatment of any complaints we receive regarding accounting, internal accounting controls or auditing matters and any confidential, anonymous submissions by our employees regarding concerns of questionable accounting or auditing matters. The Board has determined that Ms. Franklin, Dr. Barrett and Mr. Macklin qualified as “audit committee financial experts” as defined by the rules of the U.S. Securities and Exchange Commission (the “Securities and Exchange Commission”). The members of the Audit Committee are Ms. Franklin (Chair), Dr. Barrett and Ms. Wyatt. During 2006, the Audit Committee met ten times.

The Compensation and Stock Committee determines the compensation and benefits of our executive officers and establishes general policies relating to compensation and benefits of our employees. The Compensation and Stock Committee is also responsible for administering our stock incentive plans in accordance with the terms and conditions set forth therein. The members of the Compensation and Stock Committee are Dr. Cavanaugh (Chair), Dr. Barrett, Ms. Franklin, Mr. Hotz and Dr. Milne. During 2006, the Compensation and Stock Committee met five times.

The Corporate Governance and Nominating Committee oversees matters regarding our corporate governance and the composition and effectiveness of the Board of Directors. The Corporate Governance and Nominating Committee’s responsibilities include identifying, reviewing qualifications of and making recommendations with respect to potential nominees to fill open positions on the Board of Directors. The Corporate Governance and Nominating Committee also considers qualifications of nominees recommended by MedImmune stockholders. If you wish to recommend a nominee, you may do so by writing to the Board of Directors, care of the Corporate Secretary, following the procedure described in the “Report of the Corporate Governance and Nominating Committee” below. The members of the Corporate Governance and Nominating Committee are Dr. Cavanaugh (Chair), Ms. Franklin and Dr. Milne. During 2006, the Corporate Governance and Nominating Committee met five times.

The Investment Committee is responsible for overseeing our investment portfolio. The Investment Committee reviews our investment policy, oversees the performance of the MedImmune Ventures funds, and evaluates the performance of our investment portfolio. The members of the Investment Committee are Ms. Wyatt (Chair), Dr. Baltimore and Mr. Hotz. During 2006, the Investment Committee met one time.

The Compliance Committee oversees our compliance with laws and regulations relating to the research, development, manufacture and marketing of our products. The members of the Compliance Committee are Dr. Barrett (Chair), Dr. Baltimore and Ms. Wyatt. During 2006, the Compliance Committee met four times.

The Executive Committee is responsible for matters that may arise from time to time between regular meetings of the Board of Directors. The members of the Executive Committee are Dr. Hockmeyer (Chair), Dr. Barrett, Dr. Cavanaugh, Ms. Franklin and Mr. Mott. During 2006, the Executive Committee met one time.

During 2006, the Board of Directors met ten times. All directors attended more than 75% of the 2006 meetings of the Board and the Committees on which they serve.

Executive Officers

Required disclosures regarding our executive officers have been presented under “Executive Officers” included in Part I, Item 1 of the Original Filing, to which reference is hereby made. Executive officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

Global Standards of Business Conduct and Ethics

We have adopted Global Standards of Business Conduct and Ethics that are applicable to all of our directors and employees, including the Principal Executive Officer, the Principal Financial Officer and the Principal Accounting Officer. These Global Standards meet the criteria for a “code of ethics” under the rules of the Securities and Exchange Commission and a “code of conduct” under the Marketplace rules of Nasdaq. These Global Standards are available on our website at www.medimmune.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of ownership and changes in ownership of our common stock with the SEC, with a copy delivered to us. Based on our review of the Section 16(a) reports and written representations from the executive officers and directors, we believe that our officers and directors complied on a timely basis with reporting requirements applicable to them for transactions in 2006, except for Forms 4 filed on July 6, 7 and 10, 2006, relating to the issuance of stock options on June 30, 2006 for each of the non-executive directors, namely Ms. Franklin, Mr. Milne, Ms. Wyatt, Dr. Barrett, Mr. Macklin, Dr. Cavanaugh and Dr. Baltimore.

Item 11.                 EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2006, the Compensation and Stock Committee consisted of Dr. Cavanaugh (Chair), Dr. Barrett, Mr. Macklin, Ms. Franklin and Dr. Milne. None of these directors had any contractual or other relationships with us during the fiscal year except serving as directors.

Report of the Compensation and Stock Committee

The Compensation and Stock Committee (the “Compensation Committee”) has furnished the following report on compensation for fiscal year 2006 for the Chief Executive Officer and the other executive officers listed on the Summary Compensation Table (the “Named Executive Officers”) of this report. The Compensation Committee is composed of independent members of the Board of Directors. The primary mission of the Compensation Committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to the compensation of the company’s senior executives. In that regard, the Compensation Committee establishes executive compensation policies and administers the company’s executive compensation programs, including the compensation of the Named Executive Officers. The Compensation Committee is also responsible for administering the company’s incentive compensation as well as equity-based incentive plans.

The Compensation Committee has retained an independent consulting firm, Towers Perrin, to assist it in fulfilling its responsibilities. The independent consultant is engaged by, and reports to, the Compensation Committee. In 2006, the independent consultant was engaged for the purpose of conducting a review of the competitiveness of the executive compensation program for members of MedImmune’s executive management team, presenting data on industry compensation trends, specific data relative to each member of senior management and compiling “tally sheets” that provided the Compensation Committee with detailed information on the total compensation and benefits provided to the Named Executive Officers.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section provided below. Based on such review and discussions with the independent consultant and the company’s management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis should be included in this Amendment No. 1 to MedImmune’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Compensation and Stock Committee

James H. Cavanaugh, Ph.D. (Chair)
M. James Barrett, Ph.D.
Barbara Hackman Franklin
George M. Milne, Jr., Ph.D.

Compensation Discussion and Analysis

Overall Executive Compensation Objectives

MedImmune has five key objectives for its executive compensation program:

•       Attracting, motivating and retaining talented executives with significant industry experience by targeting total compensation opportunities at the 50th percentile of our comparator groups, with an opportunity to earn above the 50th percentile based on company and individual performance;

•       Delivering the majority of senior executives’ compensation through performance-based pay, no significant perquisites and limited use of supplemental executive benefits;

•       Emphasizing long-term equity awards to link compensation to shareholder returns as evidenced by a compensation program in which long-term equity represents more than 70% of the annual compensation opportunity for senior executives;

•       Providing performance-based annual incentive awards tied to the successful progress toward and achievement of the company’s long-term strategic objectives, individual objectives and the attainment of annual goals; and

•       Maintaining a program that supports the company’s core values, is easy for participants to understand and does not present unusual complexities to administer.

Peer Group and Targeted Competitiveness

In order to attract and retain a highly skilled executive team, the Compensation Committee believes that MedImmune’s compensation practices must remain competitive with those of other employers for which MedImmune competes for talent. In evaluating compensation levels, the Compensation Committee relies on compensation data from two peer groups: (i) leading biotechnology companies (the “Top Biotech” peers) and (ii) a broader group of biotechnology, pharmaceutical and life sciences companies (the “All Bio/Pharma” sample). The Top Biotech peers include both “core” peers which are the largest biotech companies in terms of market capitalization and sales, and “emerging” peers which are other biotech companies, which over time are expected to increasingly compete with us for executive talent. For 2006,

•       The “core” peers were: Amgen Inc., Genentech, Inc., Genzyme Corporation, Biogen Idec Inc., Gilead Sciences, Inc., Shire PLC, Cephalon, Inc., Sepracor Inc., Millennium Pharmaceuticals, Inc., Celgene Corporation, and Imclone Systems Inc.

•       The “emerging” peers were: PDL Biopharma, Inc., OSI Pharmaceuticals, Inc., Alkermes, Inc., Vertex Pharmaceuticals Inc., Amylin Pharmaceuticals, Inc., and Human Genome Sciences, Inc.

Additionally, we collect data from the “All Bio/Pharma” sample, which included forty-nine biotechnology, pharmaceutical and life sciences companies. The “All Bio/Pharma” sample provides us with perspective on compensation levels and trends beyond the direct biotechnology industry, including perspective on levels and trends among pharmaceutical companies against which MedImmune periodically competes for executive talent.

The Compensation Committee targets the median pay levels of the corresponding positions as a guideline for setting base salaries, annual incentives and equity-based long-term incentives. To the extent information about a specific position is not disclosed by peers or proxy data is insufficient, survey data is acquired by the Compensation Committee as an alternative tool for evaluating levels of executive compensation.

Elements of the Compensation Program

Base Salary

We choose to pay base salaries based on competitive practice and to provide executives with an annual income based on the services they provide to the company. Base salaries are generally targeted at the median of the peer groups identified above. However, actual base salary levels may be adjusted above or below the median based on a variety of factors, including an executive’s past performance and supply and demand for the executive’s position in light of the skills required to carry out the job function. Additionally, MedImmune believes that individual performance of senior executives can have significant impact on overall company results. Therefore, when making salary increase decisions, the Compensation Committee considers both individual performance and the company’s overall results for the prior year in relation to our specified goals and objectives. While there is no formula to determine the magnitude of salary increases, both individual and overall company performance factor explicitly into salary increase decisions (in addition to the peer compensation and economic data).

Performance-based Annual Incentive Awards

We choose to pay performance-based annual incentive awards in order to motivate and reward executive officers for the achievement of MedImmune’s strategic and financial goals. MedImmune establishes these performance-based incentive award targets, expressed as a percentage of salary, that range from 40% to 80% for senior executives and 100% for the Chief Executive Officer. The performance-based incentive award targets are set based on median peer group data. Actual awards can be above or below the target incentive award opportunity, based on the extent to which MedImmune achieves its performance objectives and the individual executive achieves his or her personal goals.

For the Chief Executive Officer, 60% of the target incentive opportunity is based on overall company results and the remainder 40% is based on individual performance; for the other Named Executive Officers, 40% to 50% of the target incentive opportunity is based on overall company results with the remainder based on individual performance. For the 2007 fiscal year, the weight given to company results to determine target incentive will be increased to 70% for the Chief Executive Officer and 50% to 60% for the other Named Executive Officers.

In terms of company goals used in the annual incentive plan, MedImmune’s philosophy is that progress against long-term strategic goals is the most critical objective for the company and its executive officers. Thus, performance against long-term strategic goals receives the greatest weight, although there is still significant weighting on annual financial goals such as sales growth, expense management and earnings performance. The long-term strategic focus of the company is generally represented by the following categories of objectives:

•       Commercial Objectives: increasing product sales, improving margins, identifying markets and expanding capabilities, and improving manufacturing, distribution and supply chains for marketed products;

•       Research & Development (“R&D”) Objectives: achieving regulatory and development milestones for critical late-stage clinical programs, initiating new preclinical and clinical studies, expanding strategic alliances, and expanding and securing intellectual property protection; and

•       Infrastructure and Organizational Objectives: streamlining business processes to create sustainability and scalability, managing capital investments, operational budgets and corporate expansion, including human resource and capital asset growth.

More specifically, the annual objectives that MedImmune focused on for fiscal 2006 to support the strategic direction of the company included:

•       Supporting the growth of Synagis, Ethyol, FluMist and CytoGam;

•       Developing FluMist as a better influenza vaccine;

•       Developing Numax as a differentiated successor to Synagis;

•       Bringing two additional products to market by 2010;

•       Elevating science and evolving R&D governance; and

•       Continuing to develop our people, processes and culture.

Payout amounts are based on the Compensation Committee’s final evaluation of the company’s overall progress against these specified long-term strategic goals, key metrics and individual executives’ contributions to that progress. Each year, the evaluation process is facilitated through the use of a company rating scorecard. Early in the year, management consults with the Compensation Committee to establish the goals and metrics identified in the scorecard. At year-end, progress against the pre-established scorecard is evaluated and approved by the Compensation Committee.

While evaluating performance, the Compensation Committee took into consideration the factors and results outlined below prior to awarding 2006 performance-based incentive awards. Highlights included:

•       Progress against the pre-established goals articulated in the company scorecard.

•        Supporting continued growth of marketed products

–      Upgraded and strengthened the sales and marketing infrastructure for Synagis; commercial execution - successfully transitioned promotional efforts from the Ross Products Division of Abbott Laboratories to MedImmune, achieved $300 million milestone of international end—user Synagis sales, initiated end-to-end optimization of supply chain, and successfully completed new Cytogam manufacturing licensure

•        Developing Numax as a differentiated successor to Synagis

–      Met targets focused on delivering a differentiated product and continued optimization of the product development process

•        Developing FluMist as a better flu vaccine

–      Secured cell culture contract with the United States Department of Health & Human Services, substantially met targets focused on delivering US launch in 2007, and submitted sBLA for expanded indication

•        Bringing two additional products to market by 2010

–      Merck’s human papillomavirus vaccine (“HPV”) was approved by the Food and Drug Administration in June 2006, utilizing MedImmune’s virus-like particle technology

–      Successfully managed the MedImmune Ventures portfolio, strategically targeted new investments and liquidated certain existing investments, strategically invested in facilities, and effectively managed product portfolio through in-licensing new programs and out-licensing existing programs

•        Elevating science and evolving R&D governance

–      Implemented a portfolio management strategy and new evaluation processes, and enhanced R&D governance infrastructure through re-staffing/restructuring and redefining roles internally

•        Developing people, process and culture

–      Significant strides implemented strategies targeting the development of enterprise-wide talent, initiated revamp of publications process and Phase 4 design and execution processes

•       Key Metrics/Targets

•        Grow revenue to $1.4 billion—actual revenue was $1.3 billion

•        Achieve diluted earnings per share (excluding share-based compensation) of $0.40—0.50—actual diluted earnings per share (excluding share-based compensation) was $0.30

•        Manage capital investment of $175 million—actual capital investment was $133 million

•        Manage headcount growth to 8-10% - actual headcount growth was 7%

Product sales volume results for the 2005/2006 RSV (respiratory syncytial virus) season as reported at mid-year were approximately 92% of the target plan. As a result, commission payouts to the field sales force employees were reduced by approximately 50% on average as compared to the target. In addition, several sales managers received no commission payout following the 2005/2006 RSV season. Further, several actions were taken by executive management to address the shortfall and reposition the company’s sales and marketing organization, including leadership and organizational changes. Where appropriate, 2006 performance-based incentive award payouts to the Named Executive Officers also reflect a discount to target.

Two additional items to note in relation to 2006 performance relate to: (i) the substantially better than expected returns generated by the MedImmune Ventures portfolio in 2006, and (ii) the decisions made by our Board of Directors to execute several discretionary business development transactions which negatively impacted our earnings per share. The alliances we entered into with Infinity Pharmaceuticals, Inc. and BioWa, Inc. alone resulted in up-front expenditures of $85 million, thereby lowering our diluted earnings per share.

Based on these accomplishments and factors, we awarded performance-based incentive awards to the Named Executive Officers as follows:

Name	Target Award as a % of Base	Actual Payout	Actual Payout as a % of Target Award
David M. Mott	100%	$650,000	62%
Lota S. Zoth	40%	$140,000	100%
James F. Young, Ph.D.	80%	$400,000	83%
Wayne T. Hockmeyer, Ph.D.	60%	$340,000	99%
Edward M. Connor, M.D.	60%	$250,000	95%

Annual objectives to evaluate the performance of the company’s executives were established in early 2007 to further the company’s progress against its long-term strategic goals. Highlights include:

•       Deliver on commercial commitments

•        Achieve sales goals for marketed products

•        Advance expansion efforts for the influenza vaccine franchise

•        Prepare for the launch of Numax

•       Achieve financial objectives

•        Total revenues of $1.5 billion

•        Gross profit of 74%

•        Pre-tax income of $340-$360 million

•        Earnings per share (excluding share-based compensation) of $0.90-95

•        Cash flows from operations of $200-250 million

•       Enhance the value of product candidate portfolio

•        Strengthen late stage pipeline and advance key programs through pipeline

•        Develop strategy to ensure pipeline delivers long-term revenue growth for the enterprise

•       Enhance enterprise value through operational excellence

•        Reduce cost of goods sold

•        Enhance yields

•        Optimize sales and marketing processes

•       Build organizational capabilities

•        Enhance talent management strategies enterprise wide

•        Identify and pursue enabling infrastructure technologies

Stock Options

The Compensation Committee has evaluated a variety of long-term incentive vehicles and has determined that stock options continue to be the long-term equity vehicle that best aligns executive officers’ interests with long-term shareholder value creation. With stock options, executives do not receive any reward unless the stock price increases above the exercise price of the option at the time it is granted. Additionally, due to the imposition of a four-year ratable vesting requirement, executives must remain employed by the company through the four-year vesting period in order to fully realize any option gains. The Compensation Committee will continue to monitor the appropriateness of stock options as the sole long-term incentive vehicle in light of the cost to the company, changing practices among industry peers, dilution levels, and the company’s overall compensation philosophy.

MedImmune’s philosophy is to determine the size and eligibility for annual option grants based explicitly on the company’s performance in the prior year relative to specified goals and objectives. In addition, in setting grant sizes for individual executives, the company also considers each individual executive’s contributions toward the company’s goals as well as peer group compensation data.

Annual stock options are generally granted in the first quarter of each year, during the Compensation Committee meeting in which decisions are made with respect to salary increases and incentive award payments for the prior year’s performance. All stock options are granted with an exercise price equal to the closing price on the day preceding the grant date. The approval of grants of stock options associated with the hiring or promotion of new executives during the course of the year generally occurs at the next scheduled meeting of the Compensation Committee following such new hire or promotion. The grant date for the stock options granted to the newly hired or promoted executives will be such meeting date of the Compensation Committee. Even if the granting of stock options to newly hired or promoted executives will await the next meeting of the Compensation Committee, the Compensation Committee, in consultation with management, is actively involved in determining the positions, compensation levels and other relevant factors for the newly hired or promoted executives.

Mix of Compensation Elements

Given MedImmune’s stated objectives, the company believes that it is necessary to provide a balanced compensation program that includes both current compensation in the form of cash and long-term compensation in the form of equity. Salaries and the annual performance-based incentive award program constitute the current cash component of the program while stock options constitute the long-term, non-cash component of the overall program. No other forms of long-term incentives are awarded.

There is no specific policy with regard to the allocation between current versus long-term and cash versus non-cash compensation. Rather, the compensation mix is primarily a function of targeted competitive positioning on the major elements of each executive’s annual compensation opportunity with an appropriate mix of salary, performance-based incentive award and long-term incentives through stock options. Although desired competitive positioning is a primary driver in compensation mix, an executive’s mix between current versus long-term compensation can also be driven by internal factors that affect the executive’s targeted compensation opportunity. These factors may include results achieved by the executive, future potential and the scope of responsibilities and experience.

For purposes of 2006 compensation to our Named Executive Officers, the mix of current cash compensation (salary and target performance-based incentive award) versus long-term equity compensation (based on the present value of stock options) was approximately as follows:

•       Chief Executive Officer: 20% in current cash compensation and 80% in long-term equity compensation

•       Other Named Executive Officers: 30% in current cash compensation and 70% in long-term equity compensation

Changes in Compensation Elements

There are several factors that MedImmune evaluates in determining increases or decreases in compensation. These may include, promotions, performance-based increases to salary, compensation trends in the market (such as changes in typical target annual incentive levels or changes in market long-term incentive values), internal considerations such as changes in the executive’s responsibilities and actual performance achieved compared to performance targets.

Severance and Change-in-Control Severance Practices

MedImmune has entered into employment agreements with all of the Named Executive Officers as well as other senior officers of the company. Termination payments are provided to these officers under two scenarios: involuntary termination without cause or an involuntary termination following a change-in-control.

The rationale for providing severance benefits under these two scenarios is based on competitive market practice and MedImmune’s desire to provide some level of income continuity should an executive’s employment be terminated in either of the above circumstances. The company believes that providing for such income continuity results in greater management stability and minimized costs to address unwanted management turnover. Additionally, the company has established termination provisions designed to ensure that executives’ interests remain aligned with the interests of shareholders should a potential change-in-control occur.

Specific payment and benefit provisions related to both involuntary termination without cause or following a change-in-control are described in detail in the tables under “Potential Payments Upon Termination or Change-in-Control” below. However, with regard to selecting our triggering events for payment of benefits upon change-in-control MedImmune has adopted the following philosophy:

•       MedImmune believes that executives should receive some level of income continuation. Therefore, upon involuntary termination following a change-in-control, executives would receive continuation of salary and performance-based incentive award for a three-year period, in the case of Mr. Mott, Dr. Hockmeyer and Dr. Young and for a two-year period, in the case of Ms. Zoth and Dr. Connor. Benefits would also be continued for a period commensurate with the salary and performance-based incentive award continuation period, except that in the case of Dr. Hockmeyer, as our Founder, will be entitled to lifetime medical coverage.

•       With regard to acceleration of unvested equity, MedImmune’s philosophy is that people are a key asset of the firm and broad use of a single trigger vesting would potentially diminish the company’s value to a potential acquirer. Therefore, at present, only MedImmune’s top three executives (Mr. Mott, Dr. Hockmeyer, and Dr. Young) are eligible to receive automatic acceleration in vesting of unvested equity at the time of a change-in-control. The remaining MedImmune officers with change-in-control severance agreements receive acceleration in vesting of unvested equity only if they are terminated following a change-in-control.

Accounting and Tax Considerations

Accounting and tax issues are explicitly considered in setting compensation policies, especially with regard to MedImmune’s choice of long-term incentive types. MedImmune utilizes stock options based partly on the accounting treatment these options receive under FAS 123R. The expense per share granted is determinable at grant date and reflects the expected impact of forfeitures.

In addition to the impact accounting treatment has had in selection of long-term incentive types, MedImmune also regularly quantifies the overall expense arising from the compensation program. With regard to MedImmune’s policies on Section 162(m), the Compensation Committee generally seeks to maximize the deductibility of compensation paid to executive officers. However, it also recognizes that the payment of non-deductible compensation under Section 162(m) may at times be in the best interests of the company and therefore the Compensation Committee maintains flexibility to pay compensation that is non-deductible.

Consideration of Compensation from Prior Awards

The Compensation Committee does not explicitly consider compensation realized or potentially realizable from prior compensation awards when setting current year’s compensation levels. However, the Compensation Committee engages an independent consultant to compile “tally sheets” that provide the Compensation Committee with detailed information on the total compensation and benefits provided to MedImmune’s Named Executive Officers as well as the value of each executive’s equity holdings. Upon the Compensation Committee’s request, this information is available for any meeting in which the Compensation Committee makes compensation decisions for individual executives.

Stock Ownership Requirements and Hedging Policies

MedImmune does not currently maintain any formal policy regarding stock ownership or the hedging of economic risk related to such stock ownership.

Role of Executive Officers in the Compensation Process

The Chief Executive Officer and Senior Vice President, Human Resources, prepare compensation recommendations for the Named Executive Officers (other than the Chief Executive Officer) and for the other executive officers of the company and present these recommendations to the Compensation Committee. The compensation package for each of the Chief Executive Officer and the Chairman is determined by the Compensation Committee and approved by the independent members of the Board of Directors.

Policy with Regard to Impact of Financial Restatements on Previously-Awarded Compensation

Currently, we do not have a policy of reclaiming previously-awarded compensation in the event of a financial restatement.

Compensation Tables and Additional Information

Summary Compensation Table

The following table summarizes the total compensation received by David M. Mott, our principal executive officer, Lota S. Zoth, our principal financial officer and our three other most highly compensated executive officers (collectively, the “Named Executive Officers”) in 2006:

A	B	C	D	E	F	G	H	I	J
Name & Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)
David M. Mott, Chief Executive Officer, President & Vice Chairman	2006	$1,041,667	$—	$—	$4,552,979	$650,000	$—	$5,500	$6,250,146
Lota S. Zoth, Senior Vice President & Chief Financial Officer	2006	$344,167	$—	$—	$478,627	$140,000	$—	$5,500	$968,294
Wayne T. Hockmeyer, Ph.D., Chairman; President, MedImmune Ventures, Inc.	2006	$570,833	$—	$—	$1,295,944	$340,000	$—	$5,500	$2,217,277
James F. Young, Ph.D., President, Research and Development	2006	$595,833	$—	$—	$1,391,931	$400,000	$—	$5,500	$2,393,264
Edward M. Connor, M.D., Executive Vice President and Chief Medical Officer	2006	$433,333	$—	$—	$758,333	$250,000	$—	$5,500	$1,461,166

NOTES:

(1)                The base salary earned by each executive during fiscal year 2006.

(2)                Amounts reportable in this column include any cash award that is based on satisfaction of a performance target that is not pre-established and communicated, or the outcome of which is not substantially uncertain. MedImmune did not award any such bonuses in fiscal year 2006.

(3)                The FAS 123R expense recorded for each executive in 2006, including a portion of the FAS 123R expense arising from 2006 grants and any expense recorded in 2006 for prior year’s grants.

(4)                The value of all non-equity incentive plan awards earned during the 2006 fiscal year, which includes awards earned under our performance-based annual incentive plan.

(5)                Information reported in this column relates to company contributions to the qualified defined contribution retirement plan for each Named Executive Officer (i.e., the 401(k) plan). We do not provide additional perquisites or supplemental benefits, except in cases of newly hired or transferred executives, in which case we provide reasonable relocation assistance payments. None of the Named Executive Officers were provided such relocation assistance in 2006.

Employment Agreements

We entered into an employment agreement with each of Mr. Mott, Ms. Zoth, Dr. Young and Dr. Connor in December 2005, and with Dr. Hockmeyer in March 2006, that supersede the former agreements with these executive officers. The terms of the employment agreement are for a period of three years in the case of Mr. Mott, Dr. Hockmeyer and Dr. Young and two years in the case of Ms. Zoth and Dr. Connor. Each employment agreement renews automatically for additional one-year terms unless either party provides notice of intent not to renew.

If the executive is terminated within 36 months, in the case of Mr. Mott, Dr. Hockmeyer and Dr. Young, or 24 months, in the case of Ms. Zoth and Dr. Connor, following a change-in-control of MedImmune, he or she will be entitled to receive (1) a severance payment equal to the sum of his or her semi-monthly base salary and the pro-rata performance-based incentive award amount multiplied by 72, in the case of Mr. Mott, Dr. Young and Dr. Hockmeyer, or 48 in the case of Ms. Zoth and Dr. Connor, discounted, in each case, to the present value and (2) continuation of medical benefits coverage following the date of termination for 36 months, in the case of Mr. Mott and Dr. Young, or 24 months, in the case of Ms. Zoth and Dr. Connor. As the Founder of MedImmune, Dr. Hockmeyer is entitled to lifetime medical coverage that would continue upon a change-in-control of MedImmune. In addition, upon a change-in-control of MedImmune, all unvested stock options then held by Mr. Mott, Dr. Hockmeyer and Dr. Young will become immediately exercisable and in the event of a termination of employment within 24 months following a change-in-control of MedImmune, all unvested stock options then held by Ms. Zoth and Dr. Connor will become immediately exercisable.

In the event that any payment under the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the executive will be entitled to receive additional gross-up payments in an amount such that after payment by the executive of all federal, state and local taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income or excise taxes imposed upon the gross-up payments, the executive retains an amount of the gross-up payments equal to any excise tax imposed upon payments made to the executive.

Each employment agreement provides for a base salary of the executive during the term, with such base salary to be reviewed for a possible increase each year by the Compensation Committee. The current base salaries (last adjusted as of February 15, 2007) for the Named Executive Officers currently employed by MedImmune are $1,092,000 for Mr. Mott, $395,000 for Ms. Zoth, $598,000 for Dr. Hockmeyer, $624,000 for Dr. Young and $458,000 for Dr. Connor. Under the employment agreements, each executive has an opportunity to earn an annual non-equity incentive plan compensation upon pre-determined performance standards of MedImmune, is entitled to participate in such employee benefit and fringe benefit plans or programs as are made available from time to time to our similarly situated executives and is eligible for the grant of stock options, as determined in the sole discretion of the Compensation Committee.

The employment agreements all include certain restrictive covenants for our benefit relating to non-disclosure by the executives of our confidential business information, our right to inventions and intellectual property, nonsolicitation of our employees and customers and noncompetition by the executives with our business. In the event that, subsequent to termination of employment, an employee breaches any of the restrictive covenants or directly or indirectly makes any adverse public statement or disclosure with respect to our business or securities, all payments and benefits to which the employee may otherwise be due under these agreements shall immediately terminate and be forfeited.

The form of employment agreements (or the actual agreement, in the case of Dr. Hockmeyer) have been included in our filings with the Securities and Exchange Commission as referenced by exhibit numbers 10.28, 10.29 and 10.30 of the Exhibit Index to our Annual Report on Form 10-K for the year ended December 31, 2006.

Grants of Plan-Based Awards

The following table provides information regarding incentive awards and other stock-based awards granted during 2006 to the Named Executive Officers. The compensation cost from 2006 of these awards is also reflected in the Summary Compensation Table:

A	B	C	D	E	F	G	H	I	J	K	L
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name & Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
David M. Mott, Chief Executive Officer, President & Vice Chairman		$525,000	$1,050,000	$2,100,000
	23-Feb-06								500,000	$36.78	$6,260,000
Lota S. Zoth, Senior Vice President & Chief Financial Officer		$98,000	$140,000	$210,000
	23-Feb-06								65,000	$36.78	$813,800
Wayne T. Hockmeyer, Ph.D., Chairman; President, MedImmune Ventures, Inc.		$241,500	$345,000	$517,500							$2,003,200
	23-Feb-06								160,000	$36.78
James F. Young, Ph.D., President, Research and Development		$336,000	$480,000	$720,000
	23-Feb-06								170,000	$36.78	$2,128,400
Edward M. Connor, M.D., Executive Vice President and Chief Medical Officer		$184,800	$264,000	$396,000
	23-Feb-06								100,000	$36.78	$1,252,000

NOTES:

(1)                Each Named Executive Officer participates in one non-equity incentive plan: our performance-based annual incentive plan. In Columns C, D, and E of the above table, the first row of data for each executive shows the threshold, target and maximum award under the annual incentive plan. For the Chief Executive Officer, the threshold is equal to 50% of the target award, and the maximum award is equal to 200% of the target award. For the other Named Executive Officers, the threshold is equal to 70% of the target award, and the maximum award is equal to 150% of the target award. The extent to which awards are payable depends upon MedImmune’s performance against strategic and financial goals established at the beginning of the fiscal year. Awards were payable following completion of fiscal year 2006.

(2)                Each Named Executive Officer receives stock option grants under our long-term incentive plan. The number of stock options granted to each executive is shown in column J of the above table. Column K indicates the exercise price at which each stock option award was granted. MedImmune sets the stock option exercise price equal to the closing price of our common stock on the day prior to the grant date. Stock options become exercisable in equal quarterly installments over a four-year period following the date of grant.

(3)                The fair value of stock options that were granted to each Named Executive Officer in 2006 was estimated by using a binomial lattice-based valuation model with the following assumptions:  dividend yield of 0%, volatility equal to 31%, interest rate equal to 4.6% and an expected option life as derived from the binomial model of 4.6 years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides additional information regarding stock option awards that were held as of December 31, 2006 by the Named Executive Officers, including awards granted prior to 2006. Any awards described below that were granted in 2006 are also reflected in the Grants of Plan-Based Awards table:

A	B	C		D	E	F	G	H	I	J
	Option Awards						Stock Awards
Name & Principal Position	Number of Securities Underlying Unexercised Options (#) Excercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (day/mo/year)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David M. Mott, Chief Executive Officer, President & Vice Chairman	286,482				$7.3957	29-Jan-08
	450,000				$18.9063	24-Feb-09
	600,000				$60.4167	17-Feb-10
	50,000				$69.5625	17-Aug-10
	750,000				$38.6880	15-Feb-11
	750,000				$41.4100	21-Feb-12
	703,125	46,875	(1)		$29.3400	20-Feb-13
	515,625	234,375	(2)		$23.4500	04-Mar-14
	262,500	337,500	(3)		$24.1700	15-Feb-15
	93,750	406,250	(4)		$36.7800	22-Feb-16
Lota S. Zoth, Senior Vice President & Chief Financial Officer	35,000				$27.5300	05-Aug-12
	14,062	938	(5)		$29.3400	20-Feb-13
	27,500	12,500	(6)		$23.4500	04-Mar-14
	12,500	7,500	(7)		$23.5400	19-Apr-14
	32,812	42,188	(8)		$24.1700	15-Feb-15
	12,187	52,813	(9)		$36.7800	22-Feb-16
Wayne T. Hockmeyer, Ph.D., Chairman; President, MedImmune Ventures, Inc.	180,000				$7.3957	29-Jan-08
	360,000				$18.9063	24-Feb-09
	675,000				$60.4167	17-Feb-10
	250,000				$29.4000	23-May-12
	117,187	7,813	(10)		$29.3400	20-Feb-13
	137,500	62,500	(11)		$23.4500	04-Mar-14
	76,562	98,438	(12)		$24.1700	15-Feb-15
	30,000	130,000	(13)		$36.7800	22-Feb-16
James F. Young, Ph.D., President, Research and Development	211,482				$7.3957	29-Jan-08
	197,211				$18.9063	24-Feb-09
	375,000				$60.4167	17-Feb-10
	40,000				$65.7500	16-Nov-10
	250,000				$38.6880	15-Feb-11
	250,000				$41.4100	21-Feb-12
	234,375	15,625	(14)		$29.3400	20-Feb-13
	137,500	62,500	(15)		$23.4500	04-Mar-14
	76,562	98,438	(16)		$24.1700	15-Feb-15
	31,875	138,125	(17)		$36.7800	22-Feb-16
Edward M. Connor, M.D., Executive Vice President and Chief Medical Officer	60,000	0			$8.2917	25-Feb-08
	45,000	0			$18.9063	24-Feb-09
	45,000	0			$60.1467	17-Feb-10
	40,000	0			$38.6880	15-Feb-11
	10,000	0			$36.9200	11-May-11
	75,000	0			$41.4100	21-Feb-12
	15,000	0			$25.4000	19-Jul-12
	84,375	5,625	(18)		$29.3400	20-Feb-13
	51,562	23,438	(19)		$23.4500	04-Mar-14
	14,062	10,938	(20)		$23.1300	24-Aug-14
	43,750	56,250	(21)		$24.1700	15-Feb-15
	18,750	81,250	(22)		$36.7800	22-Feb-16

NOTES:

(1)                Mr. Mott was granted 750,000 options on February 20, 2003, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 46,875 options were unexercisable. The remaining 46,875 unexercisable options became exercisable on February 20, 2007.

(2)                Mr. Mott was granted 750,000 options on March 4, 2004, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 234,375 options were unexercisable. The remaining 234,375 unexercisable options become exercisable in equal quarterly installments of 46,875 options, and the grant will be fully exercisable as of March 4, 2008.

(3)                Mr. Mott was granted 600,000 options on February 16, 2005, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 337,500 options were unexercisable. The remaining 337,500 unexercisable options become exercisable in equal quarterly installments of 37,500 options, and the grant will be fully exercisable as of February 16, 2009.

(4)                Mr. Mott was granted 500,000 options on February 23, 2006, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 406,250 options were unexercisable. The remaining 406,250 unexercisable options become exercisable in equal quarterly installments of 31,250 options, and the grant will be fully exercisable as of February 23, 2010.

(5)                Ms. Zoth was granted 15,000 options on February 20, 2003, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 938 options were unexercisable. The remaining 938 unexercisable options became exercisable on February 20, 2007.

(6)                Ms. Zoth was granted 40,000 options on March 4, 2004, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 12,500 options were unexercisable. The remaining 12,500 unexercisable options become exercisable in equal quarterly installments of 2,500 options, and the grant will be fully exercisable as of March 4, 2008.

(7)                Ms. Zoth was granted 20,000 options on April 19, 2004, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 7,500 options were unexercisable. The remaining 7,500 unexercisable options become exercisable in equal quarterly installments of 1,250 options, and the grant will be fully exercisable as of April 19, 2008.

(8)                Ms. Zoth was granted 75,000 options on February 16, 2005, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 42,188 options were unexercisable. The remaining 42,188 unexercisable options become exercisable in equal quarterly installments of 4,687 or 4,688 options, and the grant will be fully exercisable as of February 16, 2009.

(9)                Ms. Zoth was granted 65,000 options on February 23, 2006, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 52,813 options were unexercisable. The remaining 52,813 unexercisable options become exercisable in equal quarterly installments of 4,062 or 4,063 options, and the grant will be fully exercisable as of February 23, 2010.

(10)           Dr. Hockmeyer was granted 125,000 options on February 20, 2003, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 7,813 options were unexercisable. The remaining 7,813 unexercisable options became exercisable on February 20, 2007.

(11)           Dr. Hockmeyer was granted 200,000 options on March 4, 2004, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 62,500 options were unexercisable. The remaining 62,500 unexercisable options become exercisable in equal quarterly installments of 12,500 options, and the grant will be fully exercisable as of March 4, 2008.

(12)           Dr. Hockmeyer was granted 175,000 options on February 16, 2005, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 98,438 options were unexercisable. The remaining 98,438 unexercisable options become exercisable in equal quarterly installments of 10,937 or 10,938 options, and the grant will be fully exercisable as of February 16, 2009.

(13)           Dr. Hockmeyer was granted 160,000 options on February 23, 2006, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 130,000 options were unexercisable. The remaining 130,000 unexercisable options become exercisable in equal quarterly installments of 10,000 options, and the grant will be fully exercisable as of February 23, 2010.

(14)           Dr. Young was granted 250,000 options on February 20, 2003, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 15,625 options were unexercisable. The remaining 15,625 unexercisable options became exercisable on February 20, 2007.

(15)           Dr. Young was granted 200,000 options on March 4, 2004, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 62,500 options were unexercisable. The remaining 62,500 unexercisable options become exercisable in equal quarterly installments of 12,500 options, and the grant will be fully exercisable as of March 4, 2008.

(16)           Dr. Young was granted 175,000 options on February 16, 2005, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 98,438 options were unexercisable. The remaining 98,438 unexercisable options become exercisable in equal quarterly installments of 10,937 or 10,938 options, and the grant will be fully exercisable as of February 16, 2009.

(17)           Dr. Young was granted 170,000 options on February 23, 2006, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 138,125 options were unexercisable. The remaining 138,125 unexercisable options become exercisable in equal quarterly installments of 10,625 options, and the grant will be fully exercisable as of February 23, 2010.

(18)           Dr. Connor was granted 90,000 options on February 20, 2003, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 5,625 options were unexercisable. The remaining 5,625 unexercisable options became exercisable on February 20, 2007.

(19)           Dr. Connor was granted 75,000 options on March 4, 2004, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 23,438 options were unexercisable. The remaining 23,438 unexercisable options become exercisable in equal quarterly installments of 4,687 or 4,688 options, and the grant will be fully exercisable as of March 4, 2008.

(20)           Dr. Connor was granted 25,000 options on August 25, 2004, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 10,938 options were unexercisable. The remaining 10,938 unexercisable options become exercisable in equal quarterly installments of 1,562 or 1,563 options, and the grant will be fully exercisable as of August 25, 2008.

(21)           Dr. Connor was granted 100,000 options on February 16, 2005, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 56,250 options were unexercisable. The remaining 56,250 unexercisable options become exercisable in equal quarterly installments of 6,250 options, and the grant will be fully exercisable as of February 16, 2009.

(22)           Dr. Connor was granted 100,000 options on February 23, 2006, which become exercisable in equal quarterly installments over four years. As of December 31, 2006, 81,250 options were unexercisable. The remaining 81,250 unexercisable options become exercisable in equal quarterly installments of 6,250 options, and the grant will be fully exercisable as of February 23, 2010.

Option Exercises and Stock Vested

The following table provides additional information regarding the amounts received during 2006 by the Named Executive Officers upon exercise, vesting, or transfer of stock options:

A	B	C	D	E
	Option Awards		Stock Awards
Name & Principal Position	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David M. Mott, Chief Executive Officer, President & Vice Chairman	125,466	$3,864,733
Lota S. Zoth, Senior Vice President & Chief Financial Officer	—	$—
Wayne T. Hockmeyer, Ph.D., Chairman; President, MedImmune Ventures, Inc.	—	$—
James F. Young, Ph.D., President, Research and Development	12,966	$386,334
Edward M. Connor, M.D., Executive Vice President and Chief Medical Officer	24,000	$780,720

NOTES:

(1)          Represents the number of shares acquired upon the exercise of stock options in 2006.

(2)          Represents the value realized upon the exercise of stock options in 2006 based on the difference between the common stock price on the date the shares were acquired less the exercise price.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-in-Control

As discussed in the section entitled “Employment Agreements,” we have entered into certain agreements that may require us to make certain payments and/or provide certain benefits to the Named Executive Officers in the event of a termination of employment or a change-in-control. The following series of tables summarize the potential payments to each Named Executive Officer assuming that the triggering event occurred on December 31, 2006:

A	B	C	D	E
David M. Mott, Chief Executive Officer, President & Vice Chairman
	Voluntary(1)	For Cause(1)	Without Cause(2)	Change-in-Control(3)
Cash Severance	$—	$—	$4,700,000	$6,554,438
Equity
Unexercisable Options	$—	$—	$—	$5,000,156
Total	$—	$—	$—	$5,000,156
Retirement Benefits
Defined Contribution Plan	$—	$—	$—	$—
Total	$—	$—	$—	$—
Unvested Deferred Compensation	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$20,000	$30,000
Administrative Support	$—	$—	$—	$—
Tax Gross-Ups	$—	$—	$—	$4,070,616
Total	$—	$—	$20,000	$4,100,616
Total	$—	$—	$4,720,000	$15,655,210

A	B	C	D	E
Lota S. Zoth, Senior Vice President & Chief Financial Officer
	Voluntary(1)	For Cause(1)	Without Cause(2)	Change-in-Control(3)
Cash Severance	$—	$—	$525,000	$999,667
Equity
Unexercisable Options	$—	$—	$—	$526,509
Total	$—	$—	$—	$526,509
Retirement Benefits
Defined Contribution Plan	$—	$—	$—	$—
Total	$—	$—	$—	$—
Unvested Deferred Compensation	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$10,000	$20,000
Administrative Support	$—	$—	$—	$—
Tax Gross Ups	$—	$—	$—	$547,535
Total	$—	$—	$10,000	$567,535
Total	$—	$—	$535,000	$2,093,711

A	B	C	D	E
Wayne T. Hockmeyer, Ph.D., Chairman; President, MedImmune Ventures, Inc.
	Voluntary(1)	For Cause(1)	Without Cause(2)	Change-in-Control(3)
Cash Severance	$—	$—	$1,750,000	$2,440,482
Equity
Unexercisable Options	$—	$—	$—	$1,388,365
Total	$—	$—	$—	$1,388,365
Retirement Benefits
Defined Contribution Plan	$—	$—	$—	$—
Total	$—	$—	$—	$—
Unvested Deferred Compensation	$—	$—	$—	$—
Other Benefits
Health & Welfare	$169,313	$169,313	$169,313	$169,313
Administrative Support	$183,519	$—	$183,519	$183,519
Tax Gross Ups	$—	$—	$—	$1,350,172
Total	$352,832	$169,313	$352,832	$1,703,004
Total	$352,832	$169,313	$2,102,832	$5,531,851

A	B	C	D	E
James F. Young, Ph.D., President, Research and Development
	Voluntary(1)	For Cause(1)	Without Cause(2)	Change-in-Control(3)
Cash Severance	$—	$—	$2,160,000	$3,012,252
Equity
Unexercisable Options	$—	$—	$—	$1,412,035
Total	$—	$—	$—	$1,412,035
Retirement Benefits
Defined Contribution Plan	$—	$—	$—	$—
Total	$—	$—	$—	$—
Unvested Deferred Compensation	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$20,000	$30,000
Administrative Support	$—	$—	$—	$—
Tax Gross Ups	$—	$—	$—	$1,588,918
Total	$—	$—	$20,000	$1,618,918
Total	$—	$—	$2,180,000	$6,043,205

A	B	C	D	E
Edward M. Connor, M.D., Executive Vice President and Chief Medical Officer
Name	Voluntary(1)	For Cause(1)	Without Cause(2)	Change-in-Control(3)
Cash Severance	$—	$—	$715,000	$1,361,452
Equity
Unexercisable Options	$—	$—	$—	$788,428
Total	$—	$—	$—	$788,428
Retirement Benefits
Defined Contribution Plan	$—	$—	$—	$—
Total	$—	$—	$—	$—
Unvested Deferred Compensation	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$10,000	$20,000
Administrative Support	$—	$—	$—	$—
Tax Gross Ups	$—	$—	$—	$—
Total	$—	$—	$10,000	$20,000
Total	$—	$—	$725,000	$2,169,880

NOTES:

(1)          Under voluntary termination or in the case of termination for cause, all executives do not receive cash severance or any other payments or benefits contingent on the termination (but may be entitled to any earned base salary and/or accrued and unpaid compensation or benefits up to the date of termination). As our Founder, Dr. Hockmeyer is entitled to lifetime continuation of medical benefits, eligibility for which is not affected by termination under any scenario. Additionally, Dr. Hockmeyer is entitled to administrative support services for a two year period following a voluntary termination. The values of these benefits are reflected in the termination payment tables.

(2)          Upon a termination without cause, Mr. Mott and Dr. Young would be entitled to the following payments and benefits: base salary and accrued/unpaid compensation or benefits through date of termination; semi-monthly severance payments totaling two times salary plus two times the greater of the most recent performance-based incentive award paid or the average of the last three awards paid; and continued medical benefits for two years (which applies to the plan in which the executive was participating on the date of termination, if any). Upon a termination without cause, Dr. Hockmeyer would be entitled to the following payments and benefits: base salary and accrued/unpaid compensation or benefits through date of termination; semi-monthly severance payments totaling two times salary plus two times the greater of the most recent performance-based incentive award paid or $300,000; administrative support services for two years following termination; and lifetime medical benefits. Upon a termination without cause, Ms. Zoth and Dr. Connor would be entitled to the following payments and benefits: base salary and accrued/unpaid compensation or benefits through date of termination; semi-monthly severance payments totaling one times salary plus one times the greater of the most recent performance-based incentive award paid or the average of the last three awards paid; and continued medical benefits for one year (which applies to the plan in which the executive was participating on the date of termination, if any).

(3)          Upon a termination following a change-in-control, Mr. Mott and Dr. Young would be entitled to the following payments and benefits: base salary and accrued/unpaid compensation or benefits through date of termination; present value lump sum severance amount equal to three times salary plus three times the greater of the most recent performance-based incentive award paid or the average of the last three awards paid; all outstanding unexercisable options will become exercisable immediately upon the change-in-control; and continued medical benefits for three years (which applies to the plan in which the executive was participating on the date of termination, if any).

If payments and benefits received by the executive are subject to excise tax imposed by Section 4999 of the Internal Revenue Code, the executive would be entitled to an additional “gross-up” payment such that the executive would retain the same amount, net of all taxes including excise taxes and income taxes imposed on the “gross-up” payment, that would have been retained had the excise tax not been triggered.

Upon a termination following a change-in-control, Dr. Hockmeyer would be entitled to the following payments and benefits: base salary and accrued/unpaid compensation or benefits through date of termination; present value lump sum severance amount equal to three times salary plus three times the greater of the most recent performance-based incentive award paid or $300,000; all outstanding unexercisable options will become exercisable immediately upon the change-in-control; continued medical benefits for life (which applies to the plan in which he was participating on the date of termination, if any). If payments and benefits received by the executive are subject to excise tax imposed by Section 4999 of the Internal Revenue Code, Dr. Hockmeyer would be entitled to an additional “gross-up” payment such that he would retain the same amount, net of all taxes including excise taxes and income taxes imposed on the “gross-up” payment, that would have been retained had the excise tax not been triggered.

Upon a termination following a change-in-control, Ms. Zoth and Dr. Connor would be entitled to the following payments and benefits: base salary and accrued/unpaid compensation or benefits through date of termination; present value lump sum severance amount equal to two times salary plus two times the greater of the most recent performance-based incentive award paid or the average of the last three awards paid; all outstanding unexercisable options will become exercisable immediately upon termination following a change-in-control; continued medical benefits for two years (which applies to the plan in which he was participating on the date of termination, if any). If payments and benefits received by the executive are subject to excise tax imposed by Section 4999 of the Internal Revenue Code, the executive would be entitled to an additional “gross-up” payment such that the executive would retain the same amount, net of all taxes including excise taxes and income taxes imposed on the “gross-up” payment, that would have been retained had the excise tax not been triggered.

Director Compensation

The following table sets forth information regarding the aggregate compensation we paid to the non-executive members of our Board of Directors during the fiscal year ended December 31, 2006:

A	B	C	D	E	F	G	H
Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards($)	Option Awards($) (2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)
David Baltimore, Ph.D.	$36,500	$—	$276,988	$—	$—	$—	$313,488
M. James Barrett, Ph.D.	$45,000	$—	$284,812	$—	$—	$—	$329,812
James H. Cavanaugh, Ph.D.	$37,500	$—	$284,812	$—	$—	$—	$322,312
Barbara Hackman Franklin	$61,000	$—	$284,812	$—	$—	$—	$345,812
Gordon S. Macklin*	$44,500	$—	$284,812	$—	$—	$—	$329,312
George M. Milne, Jr., Ph.D.	$39,500	$—	$235,191	$—	$—	$—	$274,691
Elizabeth H. S. Wyatt	$42,000	$—	$290,861	$—	$—	$—	$332,861

NOTES:

*                    Mr. Macklin died on January 30, 2007.

(1)          Each outside director receives a $30,000 annual cash retainer, as well as a $2,500 fee for each Board of Directors meeting attended. In addition, the chairperson of the Audit Committee receives a $12,500 retainer per year and the respective chairpersons of the other committees of the Board of Directors receive a $2,500 retainer each per year. Outside directors also receive a $1,000 per meeting fee for attending committee meetings of which the director is a member.

(2)          New outside directors receive options for 30,000 shares at the commencement of their service on the Board of Directors. Continuing outside directors receive options for 25,000 shares annually (generally granted on or near June 30th of each year). All of the outside Directors on this table joined the Board prior to the 2006 calendar year. As of December 31, 2006, the outside Directors had outstanding stock options in the following amounts: Dr. Baltimore: 115,000 of which 45,000 were exercisable as of December 31, 2006; Dr. Barrett: 235,000 of which 135,000 were exercisable as of December 31, 2006; Dr. Cavanaugh: 205,000 of which 135,000 were exercisable as of December 31, 2006; Ms. Franklin: 235,000 of which 165,000 were exercisable as of December 31, 2006; Mr. Macklin: 295,000 of which 225,000 were exercisable as of December 31, 2006; Dr. Milne: 85,000 of which 15,000 were exercisable as of December 31, 2006; and Ms. Wyatt: 175,000 of which 105,000 were exercisable as of December 31, 2006. The fair value of stock options that were granted to each director in 2006 was estimated by using a binomial lattice-based valuation model with the following assumptions:  dividend yield of 0%, volatility equal to 31%, interest rate equal to 5.1% and an expected option life as derived from the binomial model of 5.4 years.

(3)          The FAS 123R expense recorded for each director in 2006, including a portion of the FAS 123R expense arising from 2006 grants and any expense recorded in 2006 for prior year’s grants.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common stock of each person known to be the beneficial owner of more than five percent of the outstanding common stock, each of our directors, each of our Named Executive Officers and all our executive officers and directors as a group. Unless otherwise specified, the information in the table below is as of January 31, 2007 and the address of each named beneficial owner is c/o MedImmune, Inc., One MedImmune Way, Gaithersburg, Maryland 20878.

	Beneficial Ownership
Name	Number of Shares	Percent
Goldman Sachs Asset Management, L.P.(1)	22,230,730	9.33%
32 Old Slip
New York, New York 10005
T. Rowe Price Associates, Inc.(2)	15,852,152	6.65%
100 E. Pratt Street
Baltimore, MD 21202
Fidelity Research & Management Corp.(3)	12,253,710	5.14%
82 Devonshire Street
Boston, MA 02109
Wayne T. Hockmeyer, Ph.D.(4)	1,878,100	*
David M. Mott(4)	4,942,598	2.07%
David Baltimore, Ph.D.(4)	49,560	*
M. James Barrett, Ph.D.(4)	166,000	*
James H. Cavanaugh, Ph.D.(4)	236,590	*
Barbara Hackman Franklin(4)	169,925	*
George M. Milne, Jr., Ph.D. (4)	22,500	*
Elizabeth H.S. Wyatt (4)	106,000	*
James F. Young, Ph.D.(4) (5)	1,951,625	*
Edward M. Connor, M.D. (4)	665,875	*
Lota S. Zoth, C.P.A.(4)	148,963	*
All executive officers and directors as a group (17 persons)(4)(5)	10,962,163	4.60%

*                     Less than one percent.

(1)             Based on a Schedule 13G filed on February 9, 2007.

(2)             Based on an amendment to Schedule 13G filed on February 13, 2007. We have been advised that various individual and institutional investors own these securities and T. Rowe Price Associates, Inc. serves as investment adviser with the power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, T. Rowe Price Associates, Inc. is deemed to be the beneficial owner of such securities, but it expressly disclaims such beneficial ownership.

(3)             Based on an amendment to Schedule 13G filed on February 14, 2007.

(4)             Includes shares of common stock issuable upon exercise of options vesting prior to April 1, 2007 as follows: Dr. Hockmeyer, 1,867,500 shares; Mr. Mott, 4,623,982 shares; Dr. Baltimore, 45,000 shares; Dr. Barrett, 165,000 shares; Dr. Cavanaugh, 135,000 shares; Ms. Franklin, 165,000 shares; Dr. Milne, 22,500; Ms. Wyatt, 105,000 shares; Dr. Young, 1,853,693 shares; Dr. Connor, 601,875 shares; Ms. Zoth, 147,500 shares; and all executive officers and directors as a group, 10,333,424 shares.

(5)             Includes 11,039 shares as to which Dr. Young has shared voting power, which shares are held in the James F. and Christine M. Young Foundation, a charitable foundation.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, with respect to shares of our common stock that may be issued under our equity compensation plans:

	A	B	C
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares in Column A)
Equity Compensation Plans Approved by Securities Holders:
MedImmune Plans(1)	29,040,377	$33.02 (2)	16,838,329 (3)
Plans Acquired through Acquisitions(4)	423,605	$33.29	—
Equity Compensation Plans Not Approved by Securities Holders:
MedImmune Plans
Plans Acquired through Acquisitions(5)	645,784	$33.29	—
Total	30,109,766	$33.03	16,838,329

(1)             Consists of the 2004 Stock Incentive Plan, as amended, the 2003 Non-Employee Directors Stock Option Plan, the 1993 Non-Employee Directors Stock Option Plan, the 1999 Stock Option Plan, the 1991 Stock Option Plan and the 2001 Employee Stock Purchase Plan (the “ESPP”).

(2)             Excludes shares available for future issuance under the ESPP.

(3)             Includes shares available for future issuance under the ESPP. As of December 31, 2006, no shares of our common stock were available for issuance under the ESPP. The ESPP was terminated effective as of December 31, 2006.

(4)             Consists of the U.S. Bioscience, Inc. 1992 Stock Option Plan, the U.S. Bioscience, Inc. 1996 Non-Employee Directors Stock Plan, the Aviron 1992 Stock Option Plan and the Aviron 1996 Equity Incentive Plan.

(5)             Consists of the U.S. Bioscience, Inc. Non-Executive Stock Option Plan, the Aviron 1999 Non-Officer Equity Incentive Plan and options issued by Aviron outside of any plan.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Board has determined that all members of the Board other than Dr. Hockmeyer and Mr. Mott qualify as “independent directors” under the Marketplace rules of Nasdaq. Accordingly, each Director who serves on the Compensation and Stock Committee, the Audit Committee and the Corporate Governance and Nominating Committee is an independent director under the Nasdaq Marketplace rules. In addition, the Board has determined that each Director who serves on the Audit Committee is “independent” within the meaning of the rules of the SEC.

We employ two individuals who are deemed to be “related persons” to our directors or executive officers under the rules of the SEC:

•       John T. Hockmeyer, the son of Wayne T. Hockmeyer, Ph.D., has been employed in our sales and marketing group since 1996. John Hockmeyer’s total compensation in 2006, inclusive of salary, performance-based incentive award, fair value of stock options at grant date and employer-paid benefits was approximately $191,785.

•       Richard L. Heddens, the brother-in-law of James F. Young, Ph.D., has been employed as a sales representative of MedImmune since 2000. Mr. Heddens’ total compensation in 2006, inclusive of salary, commissions, fair value of stock options at grant and employer-paid benefits was approximately $133,884.

None of John Hockmeyer or Mr. Heddens are officers of, or perform policy making functions at, the company. The salary, performance-based incentive award, stock options and commissions received by Messrs. Hockmeyer and Heddens is commensurate with amounts paid to our similarly situated employees. We offer all similarly situated employees the same employer-paid benefits as these individuals. Dr. Hockmeyer does not review John Hockmeyer’s performance or compensation and Dr. Young does not review Mr. Heddens’ performance or compensation.

MedImmune, through its wholly owned subsidiary, MedImmune Ventures, Inc., invests from time to time in biotechnology or pharmaceutical companies seeking venture capital financing. Three members of our Board of Directors are partners in unrelated venture capital firms that also invest in biotechnology or pharmaceutical companies and, on occasion, funds managed by these three unrelated venture capital firms have invested in the same companies as MedImmune Ventures. In 2006, MedImmune Ventures made such investments in four new portfolio companies and purchased additional shares in three companies. In total, at the end of fiscal 2006, MedImmune Ventures held minority equity positions in six such portfolio companies in which one or the other of those venture capital firms has also invested. No member of our Board of Directors received any fee or other compensation from us as a result of these investments.

Review and Approval of Related Party Transactions

The Audit Committee reviews and approves any major related party transactions entered into between the company and related person, as required under the Securities Exchange Act of 1934. The company’s practice has always been for the company’s management to present and seek approval of related party transactions, if any, from the Audit Committee. The Audit Committee reviews any proposed related party transaction to determine if such transaction is on terms and conditions that are comparable to or not less favorable than terms and conditions which would or could have been obtained from unaffiliated third parties. With the exception of those transactions that have been previously approved and disclosed above, since January 1, 2006, no related party transaction that is required to be disclosed under the Securities Exchange Act of 1934 was presented for review and approval by the Audit Committee.

In February 2007, the Board of Directors adopted a written policy related to the review and approval of all related party transactions that reflects and is consistent with the company’s past practices. Under the new written policy, any transaction in which the company was, is or will be a participant and in which any related person, had, has or will have a direct or indirect interest, including any transactions requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934), other than transactions available to all employees generally and without discrimination and transactions involving less than $10,000, when aggregated with all similar transactions, will have to be (i) approved by the Audit Committee in accordance with the guidelines set forth in the policy, (ii) approved by the disinterested and independent members of the Board; or (iii) approved by the Compensation Committee, if the transaction relates to a compensation arrangement with the related person. The company’s written policy on review and approval of related party transactions is set forth in Part VI of the Corporate Governance Guidelines, a copy of which is posted on the company’s website at www.medimmune.com and is also attached as an exhibit to this Amendment No.1 to the Form 10-K.

Director Independence

The Board of Directors has determined that, except for Dr. Hockmeyer and Mr. Mott, each individual who served as a member of the Board of Directors in 2006 was an “independent director” within the meaning of the Nasdaq Marketplace Rules. Dr. Hockmeyer and Mr. Mott are not independent because they are employed and serve as executive of the company or one or more of its subsidiaries.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees billed to us by PricewaterhouseCoopers LLP for the audit of our annual financial statements included in our Annual Report on Form 10-K for each of 2006 and 2005, review of our financial statements included in our Quarterly Reports on Form 10-Q for 2006 and 2005, respectively, and services that were provided by PricewaterhouseCoopers in connection with statutory and regulatory filings or engagements for those fiscal years, in each case as described in greater detail below:

	Worldwide Fees
Service	2006	2005
Audit fees(1)	$2,230,381	$1,643,977
Audit related fees(2)	347,151	174,492
Tax fees(3)	130,765	174,556
Other(4)	3,000	3,000
Total	$2,711,297	$1,996,025

(1)          Includes fees for the audit of our annual financial statements (including compliance testing related to internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002), statutory audits of foreign subsidiary financial statements, systems controls reviews and services associated with securities filings.

(2)          Includes fees for accounting research and consultation, assistance with Sarbanes-Oxley compliance-related matters, audits of employee benefit plans, and assistance with other transactions.

(3)          Includes fees for tax services relating to tax return preparation, consultation and expatriate services for our international subsidiaries, tax planning services, fees relating to our federal, state and local tax returns, transaction cost analysis and consultation relating to acquisitions.

(4)          Includes license fees for accounting research software.

The Audit Committee approved in advance all audit services, audit-related services, tax-related services and any other services provided by our independent registered public accounting firm.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIMMUNE, INC.
Date: April 30, 2007	/s/ DAVID M. MOTT
David M. Mott
Chief Executive Officer, President and Vice Chairman
Principal Executive Officer

EXHIBIT INDEX

Exhibit	Description
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
99.1	Corporate Governance Guidelines*

Notes:

*                    Filed herewith.