Form 10-Q
period 2007-03-31
MEDIMMUNE INC /DE
filed 2007-04-30
CIK 873591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 24, 2007, 237,871,799 shares of Common Stock, par value $0.01 per share, were outstanding.

MEDIMMUNE, INC.
Index to Form 10-Q

MedImmune, Synagis, Ethyol, FluMist, NeuTrexin, Numax, and RespiGam are registered trademarks of the Company.

Unless otherwise indicated, this Quarterly Report is current as of March 31, 2007 and the Company undertakes no obligation to update it to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In millions)
ASSETS:
Cash and cash equivalents	$463.3	$359.4
Marketable securities	574.2	468.0
Accounts receivable, net	280.6	258.7
Inventory, net	87.6	85.3
Deferred tax assets, net	20.7	19.7
Other current assets	14.6	14.4
Total Current Assets	1,441.0	1,205.5

Marketable securities	566.4	677.8
Property and equipment, net	502.8	481.6
Deferred tax assets, net	241.7	278.4
Intangible assets, net	190.4	219.4
Other assets	91.2	90.5
Total Assets	$3,033.5	$2,953.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$45.1	$45.5
Accrued expenses	185.3	180.4
Product royalties payable	108.4	98.0
Other current liabilities	23.4	87.3
Total Current Liabilities	362.2	411.2

Long-term debt	1,164.1	1,164.4
Other liabilities	42.8	0.4
Total Liabilities	1,569.1	1,576.0

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5.5 million shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 420.0 million shares authorized; 255.5 million shares issued at March 31, 2007 and December 31, 2006	2.6	2.6
Paid-in capital	2,713.7	2,706.5
Accumulated deficit	(705.7)	(819.4)
Accumulated other comprehensive loss	(5.7)	(4.7)
	2,004.9	1,885.0

Less: Treasury stock at cost; 17.8 million shares at March 31, 2007 and 16.9 million shares at December 31, 2006	(540.5)	(507.8)

Total Shareholders’ Equity	1,464.4	1,377.2
Total Liabilities and Shareholders’ Equity	$3,033.5	$2,953.2

The accompanying notes are an integral part of these financial statements.

MEDIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share data)

	Three months ended
	March 31,
	2007	2006
Revenues:
Product sales	$531.4	$491.6
Other revenue	43.4	6.4
Total revenues	574.8	498.0

Costs and expenses:
Cost of sales	115.5	123.1
Research and development	79.5	87.9
Selling, general and administrative	147.1	211.9
Other operating expenses	0.3	2.7
Total expenses	342.4	425.6

Operating income	232.4	72.4

Interest income	17.3	15.7
Interest expense	(4.9)	(2.7)
Gain (loss) on investment activities	9.6	(0.8)
Earnings before income taxes	254.4	84.6
Income tax provision	94.4	37.6
Net earnings	$160.0	$47.0

Basic earnings per share	$0.67	$0.19

Shares used in calculation of basic earnings per share	237.9	247.9

Diluted earnings per share	$0.66	$0.18

Shares used in calculation of diluted earnings per share	241.4	260.0

The accompanying notes are an integral part of these financial statements.

MEDIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three months ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$160.0	$47.0
Adjustment to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	7.4	9.7
Windfall tax benefit of share-based compensation expense	(3.9)	(1.9)
Deferred taxes	5.3	34.5
Depreciation and amortization	43.9	52.9
Amortization of premium on marketable securities	1.3	3.2
Realized loss (gain) on investments, net	(9.6)	0.8
Losses on write-downs of inventory	—	8.9
Increase in sales allowances	39.5	24.2
Other, net	0.7	1.8
Other changes in assets and liabilities	(59.7)	(19.0)
Net cash provided by operating activities	184.9	162.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in marketable securities, net	11.2	(178.9)
Capital expenditures	(31.6)	(28.2)
Purchase of assets from Wyeth	(5.0)	—
Minority interest investments, net	—	(2.9)
Net cash used in investing activities	(25.4)	(210.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11.4	40.7
Windfall tax benefit of share-based compensation expense	3.9	1.9
Share repurchases	(70.8)	—
Repayments on long-term obligations	(0.2)	(0.2)
Net cash provided by (used in) financing activities	(55.7)	42.4
Effect of exchange rate changes on cash	0.1	0.1

Net increase (decrease) in cash and cash equivalents	103.9	(5.4)
Cash and cash equivalents at beginning of period	359.4	153.4
Cash and cash equivalents at end of period	$463.3	$148.0

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

2. Summary of Significant Accounting Policies

General

The financial information presented as of and for the three months ended March 31, 2007 (“Q1 2007”) and as of and for the three months ended March 31, 2006 (“Q1 2006”) is unaudited.  In the opinion of the Company’s management, the financial information presented herein contains all adjustments necessary for a fair statement of results for the interim periods presented.  The Company’s operations and financial results are highly seasonal.  Interim results are not necessarily indicative of results for an entire year or for any subsequent interim period.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The December 31, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Accounts Receivable

The Company’s accounts receivable primarily represent amounts due from customers for sales of product, amounts due under contractual agreements including royalties, licensing fees, and milestones, and receivables due under the government contract.

Property and Equipment

Property and equipment are stated at cost.  Interest incurred during the period of construction of facilities is capitalized until the asset is substantially complete and ready for its intended use.  With respect to construction of manufacturing facilities, the point at which the asset is substantially complete and ready for its intended use is at the point the facility receives the necessary regulatory approvals, such as licensure by the U.S. Food and Drug Administration (“FDA”).  Depreciation and amortization expense commence when the asset is substantially complete and ready for its intended use.

Contract Revenues

Revenues under the Company’s licensing and research and development arrangements include upfront fees, milestone payments, contingent payments, royalties, and reimbursement of research and development activities.  Contractual arrangements that contain multiple deliverables are divided into separate units of accounting if the delivered item has stand-alone value to the customer and there is objective and reliable evidence of the fair value of the undelivered items.  Total consideration is allocated among the separate units based on relative fair values and applicable revenue recognition criteria are considered separately for separate units of accounting.

Nonrefundable upfront licensing fees for which no further performance obligations exist are recognized as revenue upon execution of the arrangement if collectibility is reasonably assured.   Nonrefundable upfront fees under arrangements that require the Company’s continuing involvement in the form of research, development, manufacturing or other commercial efforts are recognized as revenue ratably over the development period, if development risk is significant, or over the manufacturing period or product life, if development risk is insignificant as of the contract date.

Milestone payments are recognized as revenue using the milestone payment method when the related milestones are achieved in accordance with the terms of the contract, providing that all milestones to be received under the contractual arrangement are determined to be substantive, at-risk and the culmination of an earnings process. Substantive milestones are payments that are conditioned upon an event requiring substantive effort, when the amount of the milestone is reasonable relative to the time, effort and risk involved in achieving the milestone, and when the milestones are reasonable relative to each other and the amount of any upfront payment.

Contingent payments are conditioned upon the occurrence of future events for which there is reasonable uncertainty as to their achievement.  Contingent payments are recognized as revenue when the related contingencies are resolved, providing that they are determined to be substantive and at-risk.

The Company receives royalties from licensees, based on third-party sales of licensed products or technologies. Royalty revenues are recorded as earned in accordance with the contract terms when third-party results can be reliably measured and collectibility is reasonably assured.

Reimbursements of research and development costs are recognized as revenue as the related costs are incurred. The corresponding research and development costs are included in research and development expenses in the Company’s Consolidated Statements of Operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financing Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  This Statement establishes a fair value option which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Any unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  FAS 159 is effective for the Company’s fiscal year beginning January 1, 2008.  The Company does not currently have any financial instruments for which it intends to elect the fair value option.

3. Inventory

Inventory, net of valuation reserves, is comprised of the following (in millions):

	March 31,	December 31,
	2007	2006
Raw Materials	$14.2	$12.6
Work-in-Process	46.6	24.3
Finished Goods	26.8	48.4
	$87.6	$85.3

The Company recorded permanent inventory write-downs totaling $8.9 million during Q1 2006 in cost of sales to reflect total FluMist inventories at net realizable value.  Based on the current projections of sales volumes and pricing for FluMist, the expected net realizable value of FluMist inventory for the 2007/2008 season exceeds cost, and therefore no lower of cost or market inventory reserves were required as of March 31, 2007.

4.  Income Taxes

The Company’s effective tax rate was 37% for Q1 2007 compared to an effective tax rate of 44% for Q1 2006.   The decrease in the effective tax rate for Q1 2007 was primarily attributable to higher pre-tax book income, the reduced impact of non-deductible share-based compensation, and increased federal tax credits and domestic manufacturing deduction.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”).  FIN 48 clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, the Company recognized approximately a $39.1 million increase in the liability for unrecognized tax benefits, of which $29.2 million was accounted for as an increase to the January 1, 2007 balance of accumulated deficit.  Additionally, $2.0 million of interest and penalties was recorded as an increase to the January 1, 2007 balance of accumulated deficit.  The total amount of unrecognized tax benefits as of January 1, 2007 was $71.4 million.  Included in the balance at January 1, 2007 are $61.1 million of tax positions that, if recognized, would affect the effective tax rate.  No adjustments have been made during Q1 2007 to the balance of unrecognized tax benefits as of January 1, 2007 after adoption of FIN 48.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of tax expense.  The total amount of accrued interest and penalties as of January 1, 2007 was $3.4 million.  During Q1 2007, the Company recognized approximately $0.4 million in interest.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002, although carryforward tax attributes that were generated prior to 2002 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.

Management has concluded that it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

5. Intangible Assets

Intangible assets are comprised of the following (in millions):

	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Co-promotion rights reacquired from Abbott	$346.1	$(160.7)	$346.1	$(126.7)
Manufacturing know-how acquired from Evans	39.0	(39.0)	39.0	(39.0)
Other intangible assets	5.4	(0.4)	0.4	(0.4)

Total	$390.5	$(200.1)	$385.5	$(166.1)

During Q1 2007, the Company capitalized a $5.0 million milestone that was payable to Wyeth upon FDA approval of refrigerated FluMist.  The intangible asset will be amortized over the expected useful life of the technological know-how, which is estimated to be 10 years.

Amortization for the Company’s intangible assets for Q1 2007 and Q1 2006 was $34.0 million and $45.3 million, respectively.  The estimated aggregate amortization for the remaining life of the assets is as follows (in millions):

For the nine months ended December 31, 2007	$34.9
For the year ended December 31, 2008	68.9
For the year ended December 31, 2009	57.1
For the year ended December 31, 2010	26.4
For the year ended December 31, 2011	0.5
Thereafter	2.6
$190.4

6. Comprehensive Income

	Q1	Q1
	2007	2006
Net earnings	$160.0	$47.0
Change in foreign currency translations adjustment	(0.1)	0.1
Change in unrealized loss on investments, net of tax	(0.9)	(7.5)
Comprehensive income	$159.0	$39.6

7. Shareholders’ Equity

Through March 6, 2007, the Company repurchased approximately 1.9 million shares of common stock at a cost of $61.1 million, or an average cost of $32.35 per share, under its written pre-established securities trading plan pursuant to Rule 10b-5 promulgated under the Securites Exchange Act of 1934, as amended.  The Company is holding repurchased shares as treasury shares and is using them for general corporate purposes, including but not limited to issuance upon exercise of outstanding stock options and acquisition-related transactions.

8. Earnings per Share

The following is a reconciliation of the numerators and denominators of the diluted EPS computation (in millions):

	Q1	Q1
	2007	2006
Numerator:
Net earnings for basic EPS	$160.0	$47.0
Adjustments for interest expense on convertible senior notes, net of tax (1)	—	0.5
Earnings for diluted EPS	$160.0	$47.5

Denominator:
Weighted average shares for basic EPS	237.9	247.9
Effect of dilutive securities:
Stock options and warrants	3.3	4.8
Convertible senior notes (1)	0.2	7.3
Weighted average shares for diluted EPS	241.4	260.0

Basic earnings per share	$0.67	$0.19
Diluted earnings per share	$0.66	$0.18

(1)             The Company’s $1.15 billion convertible senior notes, which were issued during June 2006, are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $33.37 is less than the average market price of the Company’s common stock for the period, because upon conversion, the par value is settled in cash and only the conversion premium is settled in shares of the Company’s common stock.  The Company’s 1% convertible senior notes, which represented 0.2 million and 7.3 million potential shares of common stock during Q1 2007 and Q1 2006, respectively, are included in the calculation of diluted earnings per share for the period of time they are outstanding using the if-converted method whether or not the contingent requirements have been met for conversion to common stock, unless the effect is anti-dilutive.  The Company’s $1.15 billion convertible senior notes were anti-dilutive for Q1 2007.

If option or warrant exercise prices are greater than the average market price of the Company’s common stock for the period presented, the effect of including such options and warrants in the earnings per share calculation is anti-dilutive. Options and warrants to purchase 47.2 million and 14.9 million shares of common stock at prices ranging from $33.30 to $83.25 per share and $35.10 to $83.25 per share, were outstanding as of March 31, 2007 and March 31, 2006, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price.

9.  Share-based Compensation

The pre-tax share-based compensation expense recognized during Q1 2007 and Q1 2006 is as follows (in millions):

	Q1	Q1
	2007	2006
Cost of sales	$0.8	$0.4
Research and development	2.3	3.7
Selling, general and administrative	4.3	5.6
Share-based compensation expense	$7.4	$9.7

Share-based compensation cost included in inventory was $1.4 million and $0.5 million at March 31, 2007 and March 31, 2006, respectively.

10.  Legal Proceedings

The Company’s material legal proceedings are described in Note 20 to the consolidated financial statements included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  With respect to the legal proceedings described therein, no material developments have occurred except as follows:

Various Patent Litigation Matters

On the Cabilly Patent case, on March 7, 2007, the Federal Circuit remanded the case to the District Court for the Central District of California for further proceedings.  Furthermore, on the Centocor case, on April 11, 2007, the Federal Circuit remanded the case to the District Court for the District of Maryland for further proceedings.

Average Wholesale Price Cases

The status of the various lawsuits by various states and counties alleging manipulation of average wholesale price by several defendants, including the Company, did not change materially during Q1 2007, except that on April 24, 2007, we were served with a complaint filed by the County of Orange, New York alleging similar causes of action against us and other pharmaceutical and biotechnology companies.  As of March 31, 2007, the Company estimates the range of possible pre-tax loss from the Alabama action, the Mississippi action, the New York City action and the New York State County actions (both consolidated and unconsolidated) to range from $0 to $20 million, exclusive of alleged treble damages, best price related claims and other asserted state law causes of action.

Contract-Related Case

With respect to the litigation with Biosynexus, Inc., the appellate decision with respect to the issuance of the preliminary injunction and the Company’s motion for summary judgment are pending.  In addition, in April 2007, GSK filed its own motion for summary judgment.  A trial date has been set for September 24, 2007.

11. Subsequent Event

On April 22, 2007, the Company entered into a definitive agreement to be acquired by AstraZeneca PLC.  Under the terms of the agreement, AstraZeneca will acquire all of the fully diluted common shares outstanding of the Company for $58 per share, or total consideration of approximately $15.6 billion.  The acquisition is structured as an all cash tender offer for the Company’s outstanding shares on a fully diluted basis followed by a merger in which each untendered share will be converted into the same $58 cash per share price paid in the tender offer.  The merger is contingent upon and subject to certain closing conditions, including the tender of a majority of the outstanding shares of the Company on a fully diluted basis and review by the Federal Trade Commission and other regulatory authorities.  If the agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $450.0 million to AstraZeneca.

The Company expects total merger-related costs during 2007 to approximate between 0.2% and 0.3% of the total transaction value, primarily related to financial advisory, legal and accounting fees.  The merger-related costs, if incurred, are not expected to significantly impact the Company’s financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and future results that are based on current expectations, estimates, forecasts, and the beliefs, assumptions and judgments of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks and uncertainties that are difficult to predict. Readers are referred to the “Forward-Looking Statements” section in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006 and the “Risk Factors” section in Part II, Item IA of this Quarterly Report on Form 10-Q.

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

On April 22, 2007, the Company entered into a definitive agreement to be acquired by AstraZeneca PLC.  Under the terms of the agreement, AstraZeneca will acquire all of the fully diluted common shares outstanding of the Company for $58 per share, or total consideration of approximately $15.6 billion.  The acquisition is structured as an all cash tender offer for the Company’s outstanding shares on a fully diluted basis followed by a merger in which each untendered share will be converted into the same $58 cash per share price paid in the tender offer.  The merger is contingent upon approval of the Company’s shareholders and subject to certain closing conditions, including the tender of a majority of the outstanding shares of the Company on a fully diluted basis and review by the Federal Trade Commission and other regulatory authorities.  If the agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $450.0 million to AstraZeneca.

OVERVIEW

Total revenues increased 15% in Q1 2007 to $574.8 million as compared to $498.0 million in Q1 2006.  The increase in total revenues was driven by a 9% increase in worldwide sales of Synagis, as well as growth in other revenues resulting primarily from royalties earned from our human papillomavirus vaccine technology.  We reported net income of $160.0 million, or $0.66 per diluted share, in Q1 2007 compared to net income of $47.0 million, or $0.18 per diluted share, in Q1 2006.  In addition to the increase in total revenues, net income was favorably impacted in Q1 2007 by lower levels of research and development spending as a result of the completion of pivotal Phase 3 trials during 2006, as well as lower selling, general and administrative expenses primarily due to the absence of co-promotion expense to Abbott.

Key highlights from Q1 2007 are as follows:

•                  Initiation of a Phase 1 trial with our monoclonal antibody targeting interferon-alpha, known as MEDI-545, in patients with psoriasis.

•                  Initiation of a Phase I/II clinical trial of IPI-504, a development-stage anti-cancer agent and Heat Shock Protein 90 (“Hsp90”) inhibitor which is being developed jointly with Infinity Pharmaceuticals, Inc.  The goal of the Phase I portion of the multi-center study is to evaluate the safety and the maximum tolerated dose in patients with advanced non-small cell lung cancer.  The Phase II portion of the trial will begin with a goal of determining the potential anti-tumor activity in patients.

•                  Licensing of our proprietary reverse genetics intellectual property to sanofi pasteur, the vaccines business of the sanofi-aventis Group.  We will receive an upfront payment and have the potential to receive royalties on certain vaccine stockpiles or sales of other influenza products developed using this technology.

NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN 48 as of January 1, 2007, as required.   The impact of FIN 48 is discussed in Note 4 to our consolidated financial statements.

In February 2007, the FASB issued Statement of Financing Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  This Statement establishes a fair value option which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Any unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  FAS 159 is effective for our fiscal year beginning January 1, 2008.  We do not currently have any financial instruments for which we intend to elect the fair value option.

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements requires management to make estimates and judgments with respect to the selection and application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  We consider an accounting estimate to be critical if the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.  For additional information regarding our critical accounting estimates, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006.  In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above.  Changes in estimates used in these and other items could have a material impact on our financial statements.  The following discussion updates the critical accounting estimates information included in the Form 10-K for the year ended December 31, 2006.

Income Taxes — We adopted the provisions of FIN 48 on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

RESULTS OF OPERATIONS

Q1 2007 compared to Q1 2006

Revenues — Product Sales

	Q1	Q1
(in millions)	2007	2006	Change
Synagis
Domestic	$474.9	$434.5	9%
International	31.9	28.5	12%
	506.8	463.0	9%
Ethyol
Domestic	22.2	19.4	15%
International	0.7	0.7	1%
	22.9	20.1	14%

FluMist	0.7	1.7	(63)%
Other Products	1.0	6.8	(86)%

Total Product Sales	$531.4	$491.6	8%

Synagis - Synagis accounted for approximately 95% and 94% of our product sales in Q1 2007 and Q1 2006, respectively.    In Q1 2007, domestic sales of Synagis increased 9% to $474.9 million from Q1 2006 sales of $434.5 million.  The increase in domestic sales was primarily attributable to higher selling prices and a 2% increase in unit volumes.

We record Synagis international product sales based on a portion of Abbott International’s (“AI”) sales price to customers, as defined in our distribution agreement.  Our reported international sales of Synagis increased 12% to $31.9 million for Q1 2007 as compared to $28.5 million in Q1 2006, primarily due to increased unit volumes sold to AI.

Ethyol - Ethyol accounted for approximately 4% of our product sales in Q1 2007 and Q1 2006.  Domestic sales of Ethyol increased 15% to $22.2 million in Q1 2007, compared to $19.4 million in Q1 2006 due to higher unit volume and a price increase of approximately 6%.  International sales of Ethyol were $0.7 million in both Q1 2007 and Q1 2006.

FluMist -  Product sales of FluMist were $0.7 million during Q1 2007 compared to $1.7 million during Q1 2006.  Due to the seasonal nature of influenza, the majority of FluMist sales are expected to occur between September and January.

Other Products - Sales of other products decreased to $1.0 million in Q1 2007 from $6.8 million in Q1 2006 reflecting the sale of CytoGam assets to ZLB Behring AG during the fourth quarter of 2006.

Revenues - Other Revenues

(in millions)	Q1 2007	Q1 2006
HPV related	$26.3	$2.5
RSV franchise	3.5	3.5
Government and other	13.6	0.4
Total other revenue	$43.4	$6.4

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

During Q1 2007, we recognized $5.4 million in revenues under the government contract, as well as $5.6 million related to the licensing of our reverse genetics technology.

Cost of Sales

Cost of sales was $115.5 million for Q1 2007 compared to $123.1 million in Q1 2006.  Gross margins on product sales for Q1 2007 and Q1 2006 were 78% and 75%, respectively.  Gross margins were favorably impacted by declining royalty rates for Ethyol and the absence of lower of cost or market adjustments for FluMist.  Without the impact of FluMist, gross margins were 78% in Q1 2007 and 77% in Q1 2006.  Share-based compensation expense did not significantly impact gross margins in either quarter.

Research and Development Expenses

Research and development expenses decreased 10% to $79.5 million in Q1 2007, compared to $87.9 million in Q1 2006.  The decrease is primarily due to lower expenses associated with the completion of pivotal Phase 3 trials during 2006, partially offset by higher infrastructure costs and increased costs associated with earlier stage programs such as Hsp90, cell culture flu, RSV small molecules and interferon-alpha.  Research and development expense included share-based compensation expense of $2.3 million in Q1 2007 and $3.7 million in Q1 2006.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 31% to $147.1 million in Q1 2007 compared to $211.9 million in Q1 2006.  The decrease is mainly attributable to the absence of co-promotion expense to AI, which totaled $90.4 million in Q1 2006, partially offset by increased marketing activities, higher personnel costs and increased legal and other professional services fees.  Amortization expense for the intangible asset associated with U.S. co-promotion rights for Synagis was $34.0 million in Q1 2007 compared to $43.1 million in Q1 2006, reflecting the revision to the carrying amount and amortization period of the intangible asset during the fourth quarter of 2006.   SG&A expense included share-based compensation expense of $4.3 million in Q1 2007 and $5.6 million in Q1 2006.

Gain (Loss) on Investment Activities

We recorded a net gain on investment activities of $9.6 million during Q1 2007 compared to a net loss of $0.8 million during Q1 2006. The Q1 2007 net gain consists primarily of gains on sales of common stock of publicly traded companies held by our venture capital subsidiary.  The Q1 2006 net loss consists primarily of impairment write-downs due to the decline in fair value of certain of our minority interest investments below their cost basis that were determined to be other-than-temporary.

Taxes

We recorded income tax expense of $94.4 million for Q1 2007, resulting in an effective tax rate of 37% for the period.  We recorded income tax expense of $37.6 million for Q1 2006, resulting in an effective rate of 44% for the period.  The decrease in the effective rate in Q1 2007 was primarily attributable to higher pre-tax book income, the reduced impact of non-deductible share-based compensation, and increased federal tax credits and domestic manufacturing deduction.

Net Income

We reported net income for Q1 2007 of $160.0 million, or $0.66 per diluted share, compared to net income for Q1 2006 of $47.0 million, or $0.18 per diluted share. Shares used in computing basic and diluted earnings per share for Q1 2007 were 237.9 million and 241.4 million, respectively, while shares used in computing basic and diluted earnings per share for Q1 2006 were 247.9 million and 260.0 million, respectively.  The weighted average shares outstanding declined as compared to the prior period predominantly due to our repurchase program and redemption of a significant portion of the 1% convertible senior notes.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash

Cash and marketable securities increased 7% to $1.6 billion as of March 31, 2007 as compared to $1.5 billion as of December 31, 2006.  Working capital increased to $1,078.8 million at March 31, 2007 from $794.3 million as of December 31, 2006.

Operating Activities

Net cash provided by operating activities was $184.9 million in Q1 2007 as compared to $162.1 million in Q1 2006, primarily due to the increase in net earnings from the prior year period, as adjusted for the impact of non-cash charges and differences in the timing of cash flows and earnings recognition.

We reflect payments pursuant to the amended agreement with Abbott as a reduction of operating cash flows.  Such payments are principally based on future sales of products or achieving specific sales-based milestones.  We reflected the present value of certain of these payment as a liability to the extent it was probable they would be made and recorded a corresponding intangible asset for the re-acquired marketing and promotional rights.  During Q1 2007 and Q1 2006, we made payments to Abbott of $50.1 million and $78.5 million, respectively.

Investing Activities

Cash used in investing activities during Q1 2007 amounted to $25.4 million as compared to $210.0 million during Q1 2006.  Cash used in investing activities in Q1 2007 included net decreases to our investment portfolio of $11.2 million; capital expenditures totaling $31.6 million, primarily for the construction of our new pilot lab and office facility in Gaithersburg, Maryland and our new cell culture manufacturing facility in Frederick, Maryland.

Financing Activities

Cash used in financing activities during Q1 2007 amounted to $55.7 million as compared to cash provided of $42.4 million during Q1 2006.  Financing activities in Q1 2007 consisted primarily of cash payments made to repurchase shares of our common stock of $70.8 million up through March 6, 2007, offset by cash received upon the exercise of employee stock options of $11.4 million.   Cash payments made during Q1 2007 for stock repurchases included $9.7 million related to shares acquired as of December 31, 2006 for which cash settlement occurred during January 2007.

Through March 6, 2007, we repurchased approximately 1.9 million shares of our common stock at a cost of $61.1 million, or an average cost of $32.35 per share, under our written pre-established securities trading plan pursuant to Rule 10b-5 promulgated under the Securites Exchange Act of 1934, as amended.  We are holding repurchased shares as treasury shares and are using them for general corporate purposes, including but not limited to acquisition-related transactions and for issuance upon exercise of outstanding stock options.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our primary market risks as of March 31, 2007 continue to be the exposures to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices.  Our market risks at March 31, 2007 have not changed significantly from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.  For other information regarding our market risk exposure, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

In addition, our management, with the participation of our CEO and CFO, determined that there was no change in our internal control over financial reporting that occurred during Q1 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 10 of Part I, Item 1 “Financial Statements,” and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.   RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q as read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, before making an investment decision with respect to our securities.

Our revenues are largely dependent on sales of Synagis.

Sales of Synagis accounted for approximately 95% and 94% of our total product sales in Q1 2007 and Q1 2006, respectively, and our revenues will continue to be largely dependent on sales of Synagis for the foreseeable future. Any perceived or actual event or series of events that have a negative effect on sales of Synagis will have a detrimental effect on our financial condition and results of operations. Events which would affect sales of Synagis include, but are not limited to, any product liability claims (whether supported or not), any manufacturing or supply delays, any sudden loss of inventory, any inability to satisfy product demand, any unsuccessful sales, marketing or distribution strategies, any changes in the authorization, policies, or reimbursement rates for Synagis by private or public insurance carriers or programs, or any change in the recommendations or guidelines regarding the usage, dosage or administration of Synagis issued to the health care and patient communities by certain organizations, such as the American Academy of Pediatrics.

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

The market price of our common stock has fluctuated significantly over time, and it is likely that the price will fluctuate in the future. During Q1 2007, the daily closing price of our common stock on the NASDAQ National Market ranged from a high of $36.39 to a low of $30.64. During 2006, the daily closing price of our common stock ranged from a high of $37.38 to a low of $25.28. Investors and analysts have been, and will continue to be, interested in our reported earnings, as well as how we perform compared to our expectations. Announcements by us or others regarding operating results, existing and future collaborations, results of clinical trials, scientific discoveries, commercial products, patents or proprietary rights or regulatory actions may have a significant effect on the market price of our common stock. In addition, the stock market has experienced price and volume fluctuations that have affected the market price for many biotechnology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

If the contemplated acquisition transaction agreed upon with AstraZeneca PLC does not close, our stock price, business and results of operations may suffer.

On April 22, 2007, we entered into a definitive agreement with AstraZeneca PLC, a public limited company incorporated under the laws of England and Wales, pursuant to which it is contemplated that AstraZeneca will initiate a tender offer for all of our outstanding common stock at a purchase price of $58.00 per share followed by the merger of MedImmune into a wholly owned subsidiary of AstraZeneca, assuming that AstraZeneca acquires more than 50% of our outstanding shares on a fully diluted basis in the tender offer. The closing on the merger transaction is subject to specified terms, conditions and the fulfillment of contingencies, including but not limited to, acquisition in the tender offer of more than 50% of our outstanding shares on a fully diluted basis and the expiration of waiting periods or receipt of antitrust approvals in the United States and other jurisdictions. There can be no assurance that all conditions and contingencies will be satisfied, resolved to AstraZeneca’s satisfaction or waived by AstraZeneca, or that the proposed transaction will occur at all. Accordingly, if the transaction is delayed or otherwise not consummated within the contemplated time periods or at all, our stock price may suffer. In addition, failure to close the proposed transaction on a timely basis or at all, could detrimentally affect our relationships with our employees and our ability to retain key talent. We would also remain liable for our costs related to the proposed transaction, including substantial legal, accounting and investment banking fees.

The announcement of the proposed transaction could have an adverse effect on our business in the near term.

Our business partners and customers may delay, defer or cancel purchases pending the consummation of the planned merger with AstraZeneca. The proposed transaction may also adversely affect our ability to attract and retain key management, research and development, manufacturing, sales and marketing and other personnel. In addition, due to the effects of the proposed merger, our quarterly results of operations could be below the expectations of market analysts. Activities relating to the proposed transaction and related uncertainties could divert the attention of our management and employees from our day-to-day business, which could cause disruptions among our relationships with business partners and customers, and cause our employees to seek alternative employment, all of which could detract from our ability to generate revenue and control costs. In addition, the merger agreement with AstraZeneca imposes affirmative and negative restrictions on the operations of our business. Without AstraZeneca’s consent, we may be restricted from making certain acquisitions and taking other specified actions until the transaction closes or is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the transaction or its termination.

We have agreed to limitations on our ability to seek a strategic transaction on terms and conditions better than the terms and conditions agreed upon by AstraZeneca.

Our agreement with AstraZeneca contains provisions that will make it difficult for another interested party to acquire us. In particular, the agreement requires us to pay a termination fee of $450 million under certain circumstances, restricts our ability to solicit offers from third parties and imposes certain requirements with respect to unsolicited offers or expressions of interest received from third parties. Such provisions could have the effect of dissuading third parties from seeking to acquire the Company at a price higher than AstraZeneca has agreed to pay. If another offer or expression of interest is received from one or more third parties, our Board of Directors has reserved the right to change its recommendation with respect to the AstraZeneca transaction and if such situation occurs, there can be no assurance that an acquisition transaction will occur either with AstraZeneca or any such third parties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer purchases of equity securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through January 31, 2007	330,000	$33.61	330,000	$294,625,893
February 1, 2007 through February 28, 2007	1,200,000	$32.34	1,200,000	$255,820,668
March 1, 2007 through March 31, 2007	358,500	$31.22	358,500	$244,627,345

(1)            In May 2006, the Board of Directors authorized a stock repurchase program for up to $500.0 million of the Company’s common stock on the open market or in privately negotiated transactions during the period from May 2006 through June 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES — NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS

(a)          Exhibits:

2.1

Agreement and Plan of Merger, dated as of April 22, 2007, by and among AstraZeneca PLC, AstraZeneca Biopharmaceuticals Inc. and MedImmune, Inc., incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 23, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIMMUNE, INC.
(Registrant)

/s/ David M. Mott
Date: April 30, 2007	David M. Mott
Chief Executive Officer, President and Vice Chairman
Principal Executive Officer

/s/ Lota S. Zoth
Date: April 30, 2007	Lota S. Zoth
Senior Vice President and Chief Financial Officer
Principal Financial Officer

/s/ Mark E. Spring
Date: April 30, 2007	Mark E. Spring
Vice President, Finance and Controller
Principal Accounting Officer